Form 10-Q
period 1996-06-30
SIONIX CORP /UT/
filed 1996-08-14
CIK 764667

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (Mark One)

      [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

      FOR QUARTER ENDED:   JUNE 30, 1996;  OR

      [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD _________ TO __________

      COMMISSION FILE NUMBER:  2-95626-D

                               SIONIX CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             UTAH                                        87-0428526
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

5405 Morehouse Drive, Suite 250, San Diego, California                 92121
- ------------------------------------------------------             -------------
 (Address of principal executive offices)                           (Zip Code)

                                 (619) 622-0200
              (Registrant's telephone number, including area code)

                                       N/A
        (Former name or former address, if changed since last report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      On June 30, 1996, there were 22,999,992 shares of the registrant's Common Stock, $.001 par value, outstanding and subscribed.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

      The condensed financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

      In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of its operations and changes in its financial position from inception through June 30, 1996 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      LIQUIDITY AND CAPITAL RESOURCES

            By virtue of the Company's merger with Automatic Control Corporation in January 1996, the Company made substantial progress to become a viable business. This combination, treated as a pooling-of-interests, generated sizable increases in the Company's cash and capital positions. Although the Company's interim balance sheet continues to reflect negative working capital, management believes that with the sales of the retail version of its automation software for industrial plants, beginning in August 1996, this position will change by the end of the 3rd Quarter of 1996. Management is continuing discussions with a number of individuals and groups considering an investment in the Company for working capital purposes and is initiating discussions with underwriters for a secondary offering.

      RESULTS OF OPERATIONS

      For the 2nd Quarter of 1996, the Company is reporting a loss of $283,000 or $0.01 per share. During the quarter the Company completed the development of its automation software for industrial plants and began shipping a working model preview version on CD-ROM to selected water treatment facilities in California. Sales of the retail version of the software will begin in August 1996.

      The Company maintains an Internet home page at http://www.sionix.com.

                          PART II - OTHER INFORMATION.

ITEM 1.     LEGAL PROCEEDINGS.

      At the present time there are no legal proceedings against the Company and the Company is unaware of any unasserted claim or assessment which will have a material effect on the financial position or future operations of the Company.

ITEM 2.     CHANGES IN SECURITIES.

      Not required.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

      Not required.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Required

ITEM 5.     OTHER INFORMATION.

      Not required.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a) With the exception of the Unaudited Financial Statements for the period covered by this report which are attached hereto, no other exhibits have been filed with this Form 10-Q.

      (b) With the exception of the Current Reports on Form 8-K dated April 2, 1996, April 17, 1996 and June 14, 1996, no other reports on Form 8-K were filed during the last quarter of the period covered.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                    SIONIX CORPORATION
                                    A UTAH CORPORATION

Dated: August 12, 1996              By:  /S/ Jack F. Moorehead
                                    --------------------------
                                         Name: Jack F. Moorehead
                                         Title:   President


Dated: August 12, 1996              By:  /S/ Michael A. Taylor
                                    --------------------------
                                         Name:  Michael A. Taylor
                                         Title:    Chief Executive Officer

                               SIONIX CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                   June 30,            December 31,
                                                     1996                 1995
                                                 -----------           -----------
                                                (Unaudited)
CURRENT ASSETS
  Cash in banks                                  $   111,816           $   229,407
  Prepaid expenses and deposits                        6,996                73,391
                                                 -----------           -----------
    Total Current Assets                             118,812               302,798
                                                 -----------           -----------
PROPERTY AND EQUIPMENT - NET                          67,138                64,306
                                                 -----------           -----------
INTANGIBLES - NET                                  1,209,489             1,235,489
                                                 -----------           -----------
    TOTAL ASSETS                                 $ 1,395,439           $ 1,602,593
                                                 ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan payable                                   $    50,000           $    56,500
  Accrued  expenses                                   74,153                44,690
                                                 -----------           -----------
    Total Current Liabilities                        124,153               101,190
                                                 -----------           -----------
LOANS FROM STOCKHOLDERS'                              68,700                    --
                                                 -----------           -----------
STOCKHOLDERS' EQUITY
  Common stock $.001 par value,
   100,000,000 shares authorized,
   22,999,992 and 4,370,370 shares
   issued and outstanding, respectively               23,000                 4,370
  Additional paid-in capital                       5,062,910             4,744,633
  Accumulated deficit                             (1,551,524)             (915,800)
  Less-subscription receivable                    (2,331,800)           (2,331,800)
                                                 -----------           -----------
    Total Stockholders' Equity                     1,202,586             1,501,403
                                                 -----------           -----------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                        $ 1,395,439           $ 1,602,593
                                                 ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                              From
                                                                                          Inception on
                                      For the Six Months        For the Three Months        October 3 ,
                                        Ended June 30,             Ended June 30,         1994, Through
                                   -----------------------     -----------------------      June 30,
                                      1996          1995          1996          1995          1996
                                   ---------     ---------     ---------     ---------    -------------
REVENUE                            $      --     $      --     $      --     $      --     $        --
                                   ---------     ---------     ---------     ---------     -----------
EXPENSES

  Research and development           196,877       163,412            --       127,728         716,179
  Depreciation and amortization       34,990            --        15,495            --         112,395
  Administrative and marketing       400,802           760       265,470           605         702,261
                                   ---------     ---------     ---------     ---------     -----------
     Total Expenses                  632,669       164,172       280,965       128,333       1,530,835
                                   ---------     ---------     ---------     ---------     -----------
(LOSS) FROM OPERATIONS              (632,669)     (164,172)     (280,965)     (128,333)     (1,530,835)
                                   ---------     ---------     ---------     ---------     -----------
OTHER INCOME (EXPENSE)

  Interest                            (3,055)           --        (1,981)           --         (20,689)
                                   ---------     ---------     ---------     ---------     -----------
     Total Other Income
      (Expense)                       (3,055)           --        (1,981)           --         (20,689)
                                   ---------     ---------     ---------     ---------     -----------
NET LOSS                           $(635,724)    $(164,172)    $(282,946)    $(128,333)    $(1,551,524)
                                   =========     =========     =========     =========     ===========
LOSS PER SHARE                     $   (0.03)    $   (0.00)    $   (0.01)    $   (0.00)    $     (0.07)
                                   =========     =========     =========     =========     ===========

   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
             From Inception on October 3, 1994 through June 30, 1996
                                   (Unaudited)

                                        Common Stock       Additional
                                    -------------------      Paid-in     Accumulated
                                      Share      Amount      Capital       Deficit
                                    ---------    ------    -----------     -------
Balance, October 3, 1994                   --    $   --    $        --     $    --

Shares issued to initial
 stockholders in October 1994
 at par                                10,000        10             90          --

Net loss from October 3, 1994
 through December 31, 1994                 --        --             --      (1,521)
                                    ---------    ------    -----------     -------

Balance, December 31, 1994             10,000        10             90      (1,521)
Issuance of common stock
 for assignment of rights
 recorded at predecessor
 cost                               1,990,000     1,990         (1,990)         --

Issuance of common stock
 for services at $0.25 per share      572,473       572        135,046          --

Issuance of common stock
 for debt at $0.25 per share          188,561       188         47,347          --

Issuance of common stock
 for debt at $0.50 per share          595,860       596        297,334          --

Issuance of common stock
 for debt at $2.00 per share           98,194        98        196,290          --

Issuance of common stock
 for debt at $4.00 per share          156,025       156        623,944          --

Issuance of common stock
 for cash at $4.00 per share          138,040       138        552,022          --

Issuance of common stock for
 subscription note receivable
 at $4.00 per share                   414,200       414      1,652,658          --
                                    ---------    ------    -----------     -------
Balance forward                     4,163,353    $4,162    $ 3,502,741     $(1,521)
                                    ---------    ------    -----------     -------

   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
             From Inception on October 3, 1994 through June 30, 1996
                                   (Unaudited)

                                        Common Stock         Additional
                                   ---------------------      Paid-in       Accumulated
                                     Shares       Amount      Capital         Deficit
                                   ----------    -------    -----------     -----------
Balance forward                     4,163,353    $ 4,162    $ 3,502,741     $    (1,521)

Issuance of common stock for
 future production costs at
 $6.00 per share                      112,500        113        674,887              --

Issuance of common stock
 for cash at $6.00 per share           94,517         95        567,005              --

Net loss for the year ended
 December 31, 1995                         --         --             --        (914,279)
                                   ----------    -------    -----------     -----------

Balance, December 31, 1995          4,370,370      4,370      4,744,633        (915,800)

Recapitalization through merger
 with Coronado Capital
 Corporation (Note 3)              17,734,902     17,735        (50,235)             --

Issuance of common stock
 for cash at $1.00 per share          369,407        370        369,037              --

Issuance of common stock for
 past services                        525,313        525           (525)             --

Net loss for the six months
 ended June 30, 1996                       --         --             --        (635,724)
                                   ----------    -------    -----------     -----------

Balance, June 30, 1996             22,999,992    $23,000    $ 5,062,910     $(1,551,524)
                                   ==========    =======    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                From
                                                                                            Inception on
                                        For the Six Months         For the Three Months      October 3 ,
                                          Ended June 30,              Ended June 30,        1994, Through
                                     -----------------------     ------------------------      June 30,
                                        1996          1995          1996          1995           1996
                                     ---------     ---------     ---------     ----------    -----------
CASH FLOWS FROM
OPERATING ACTIVITIES
    Net Income (loss)                $(635,724)    $(164,172)    $(282,946)    $(128,333)    $(1,551,524)
    Depreciation and amortization       34,990            --        15,495            --
                                                                                                 112,395
    Common stock issued for
     services                               --            --            --            --         135,618
    (Increase) decrease in
      other current assets              66,395            --            --            --          (6,996)
    Increase in accrued expenses        (3,036)       21,404       (31,165)       13,664          41,654
                                     ---------     ---------     ---------     ---------     -----------
  Net Cash Provided (Used) by
    Operating Activities              (537,375)     (142,768)     (298,616)     (114,669)     (1,268,853)
                                     ---------     ---------     ---------     ---------     -----------
CASH FLOWS FROM
INVESTING ACTIVITIES

  Purchase of intangibles                   --       (24,019)           --       (24,019)        (33,173)
  Purchase of fixed assets             (11,823)      (29,627)       (1,831)           --         (52,937)
                                     ---------     ---------     ---------     ---------     -----------
Net Cash Provided (Used) by
  Investing Activities                 (11,823)      (53,646)       (1,831)      (24,019)        (86,110)
                                     ---------     ---------     ---------     ---------     -----------
CASH FLOWS FROM
FINANCING ACTIVITIES

    Repayment of notes payable         (20,900)       (2,000)      (14,400)       (2,000)        (20,900)
    Proceeds from sale of stock        369,407       157,500       242,907       157,500       1,348,079
    Increase in notes payable           83,100        70,585        83,100            --         139,600
                                     ---------     ---------     ---------     ---------     -----------
  Net Cash Provided (Used)
    by Financing Activities          $ 431,607     $ 226,085     $ 311,607     $ 155,500     $ 1,466,779
                                     ---------     ---------     ---------     ---------     -----------

   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                                           From
                                                                                       Inception on
                                     For the three Months        For Three Months       October 3 ,
                                        Ended June 30,            Ended June 30,       1994, Through
                                     ---------------------    ----------------------     June 30,
                                        1996         1995       1996         1995          1996
                                     ---------     -------    --------    ----------    -----------
INCREASE (DECREASE)
 IN CASH                             $(117,591)    $29,671    $ 11,160    $   16,812    $   111,816

CASH AT BEGINNING OF
 PERIOD                                229,407          --     100,656        12,859             --
                                     ---------     -------    --------    ----------    -----------
CASH AT END OF PERIOD                $ 111,816     $29,671    $111,816    $   29,671    $   111,816
                                     =========     =======    ========    ==========    ===========
CASH PAID FOR:
  Interest                           $   3,055     $    --    $  1,981    $       --    $    20,689
  Income taxes                       $   1,588     $    --    $    800    $       --    $     1,588

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Increase in subscription
   notes receivable and future
   production costs receivable       $      --     $    --    $     --    $       --    $(2,331,800)

  Addition to debt for
   acquisition of intangibles        $      --     $    --    $     --    $1,273,285    $ 1,302,914

  Common stock issued for
   services                          $      --     $    --    $     --    $       --    $   135,618

   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             June 30, 1996 and 1995

NOTE 1 - COMPANY ORGANIZATION AND BUSINESS ACTIVITY

          Organization - Sionix Corporation (the "Company") was incorporated in Nevada on October 3, 1994. The Company was formed to design, develop, and market an automatic water filtration system primarily for small water districts.

          Development Stage - The Company is in the development stage and its efforts through June 30, 1996 have been principally devoted to research and development, organizational activities, and raising capital. As of June 30, 1996, the Company does not yet have revenues from the sale of its water filtration systems. The ultimate recovery of investments and costs is dependent on future profitable operations, which presently cannot be determined.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Recognition of Revenue - The Company recognizes income and expense on the accrual basis of accounting.

          Commitments and Contingencies - The Company has no commitments or contingencies not disclosed in the financial statements.

          Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over a five year life.

          Intangibles - Intangibles are stated at cost. Amortization is computed over the estimated useful lives.

          All research and development costs are expensed as incurred.

          Earnings (Loss) Per Share - The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

          Provision for Income Taxes - No provision for income taxes have been recorded due to net operating losses. The Company will account for income taxes pursuant to FASB Statement No. 109. The Internal Revenue Code contains provisions which may limit the loss carry forwards available should certain events occur, including significant changes in stockholder ownership interests, accordingly the tax benefit of the loss carryovers is offset by a valuation allowance of the same amount. The loss carryovers of approximately $1,550,000 expire by the year 2011.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             June 30, 1996 and 1995

NOTE 3 - ACQUISITION AGREEMENT AND PLAN OF REVERSE MERGER

          On December 1, 1995, the Company entered into an Acquisition Agreement and Plan of Reverse Merger with Coronado Capital Corporation (Coronado). The shareholders of the Company and Coronado approved the merger on December 21, 1995 and December 28, 1995, respectively. The merger was effective on January 5, 1996. Under the terms of the merger agreement between the two companies, the stock of Coronado was reverse-split on a 1-for-4 basis effective as of January 16, 1996, and each pre-merger shareholder of the Company shall receive 4.819 new shares of the surviving corporation. As a result of the merger, the pre-merger shareholders of the Company make up approximately 95.0% of the total issued and outstanding shares of Coronado, following the effective date of the merger.

          Under the terms of the merger agreement, the name of Coronado was changed to Sionix Corporation. On January 23, 1996, the shareholders approved the change of the Company's name to "SIONIX CORPORATION."

NOTE 4 - STOCKHOLDERS' EQUITY

          Subscription Note Receivable - During the year ended December 31, 1995, 414,200 shares of common stock were issued in return for notes in the amount of $1,656,800. These notes are secured by the shares issued are non-recourse otherwise. They have stated interest rate of 6% and have maturity dates ranging from March 1, 1998 to September 7, 1998.

          In addition to the above mentioned notes, the Company entered into an agreement for future production costs. Under this agreement, the Company issued 112,500 shares at $6.00 per share for production costs valued at $675,000.