Form 10-K
period 1996-09-30
SIONIX CORP /UT/
filed 1996-12-20
CIK 764667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended: September 30, 1996

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From ____ to ____

                  ---------------------------------------------

                        Commission File Number: 2-95626-D


                               SIONIX CORPORATION
              ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              UTAH                                            87-0428526
      -----------------------------                    ----------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     Incorporation or organization)                    Identification No.)

     5405 Morehouse Drive, Suite 200, San Diego, California            92121
     ------------------------------------------------------          ---------
     (Address of principal executive offices)                        (Zip Code)

     Registrant's telephone number, including area code:         (619) 622-0200

     Securities Registrant pursuant to Section 12(b) of the Act:   None

     Securities registered pursuant to Section 12(g) of the Act:   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price on September 30, 1996 was approximately $12,800,000. [ ]

     The number of shares outstanding of the registrant's common stock as of September 30, 1996 was 23,599,696.

                               SIONIX CORPORATION

                                    FORM 10-K

                  For The Fiscal Year Ended September 30, 1995

                                      INDEX

                                                                          Page
                                     PART I

Item 1. Business ........................................................  1

Item 2. Properties ......................................................  4

Item 3. Legal Proceedings ...............................................  4

Item 4. Submission of Matters to a Vote of Security Holders .............  4


                                     PART II

Item 5. Market for the Registrant's  Common Equity and Related
        Stockholder Matters .............................................. 5

Item 6. Selected Financial Data .......................................... 5

Item 7.  Management  Discussion  and  Analysis of Financial Condition and
         Results of Operations ........................................... 5

Item 8. Financial Statements and Supplementary Data ...................... 6

Item 9. Disagreements on Accounting and Financial Disclosures ............ 6

                                    PART III

Item 10. Directors and Executive Officers of the Registrant .............. 22

Item 11. Executive Compensation .......................................... 23

Item 12. Security Ownership of Certain Beneficial Owners and Management .. 24

Item 13. Certain Relationships and Related Transactions .................. 24

                                     PART IV

Item 14. Exhibits, Financial Statements,  Schedules and Reports
         on Form 8-K ..................................................... 25


Signatures ..............................................................  26

                                     PART I

Item 1. THE BUSINESS

General

     Sionix Corporation, formerly Coronado Capital Corporation (hereinafter referred to as "Sionix" or the "Company") was incorporated under the laws of the State of Utah on January 15, 1985, as a "blind pool", with no specific business, for the purpose of raising capital to purchase various business endeavors. Coronado Capital held a public offering of stock in August 1985. The net proceeds were invested into what became a number of unsuccessful ventures and Coronado Capital became relatively inactive by 1988. In February 1994, Coronado Capital merged with Alimet, Inc., a Delaware corporation. Alimet, Inc. was researching and manufacturing aluminum-based metal matrix composite alloys for the use in non-aerospace applications. By late 1994, Coronado Capital determined that the financial requirement to produce and market these new metals was far beyond Coronado Capital's means and Coronado Capital took a one time charge for research and manufacturing costs.

     During fiscal 1995, the Company entered into an Acquisition Agreement and Plan of Reverse Merger with Automatic Control Corporation, a Nevada Corporation ("ACC"), under which ACC would merge with and into the Company (the "Merger"). On December 28, 1995, the merger was approved by the shareholders of the Company and the merger was consummated and effective as of January 5, 1996. The newly merged company was renamed Sionix Corporation at a special meeting of the shareholders held on January 23, 1996.

     The Company has designed, patented, manufactures and markets computer software and hardware for automation and optimization of water monitoring and filtration for public water treatment facilities and industrial processes.

     The Company's executive offices and principal operations are located at 5405 Morehouse Drive, Suite 200, San Diego, California 92121 and its telephone number is (619) 622-0200.

Products

     The Company's  principal  product  categories are:

     1. Software programs to simplify many common office tasks unique to the water treatment industry.

     2. A Supervisory Control and Data Acquisition ("SCADA") hardware package with computer driven controllers that automate any mechanical or electrical plant operation with redundant fail-safe computer hardware networked with intelligent PLC's (programmable logic controls) and RTU's (remote terminal units), and

     3. A multi-patented modular and portable filtration systems technology that meets all United States Environmental Protection Agency (USEPA) regulations for the treatment of surface water and secondary waste water.

     Sionix5 Office Automation and Training Program

     The user friendly software program, contains an extensive library of state and federal clean water laws and acts, a plant operator training program, an automatic health department report compiler, and a Safety, Health and Environmental Affairs ("SHEA") compliance program. It can be purchased separately and installed on a 486 IBM compatible computer with the Microsoft Windows 95 or Windows NT operating system. The Company's Sionix5 CD-ROM includes EPA rules and regulations, material data safety sheets, write-ups on the latest treatment processes, maintenance manuals for water-treatment systems, and a Glossary of essential (but sometimes unfamiliar) water-industry terms and expressions.

     The Sionix5 Reference Library features Microsoft's user-friendly format for online Help. Users are offered three different paths into the Library: Contents, Index and Find. Each path uses a different approach to answer any questions that an operator has in mind.

     Sionix5 includes the first Instant Safety Program for utilities and businesses. It covers all basic features in any commercial or industrial workplace. Its Safety Audit identifies applicable sections of safety, health and environmental affairs law that operators must observe.

     Sionix SCADA System and Sionix5 SCADA Manager

     The Company packages its affordable Sionix SCADA Manager software with OPTO 22 equipment, which was developed by industry leaders over the past 25 years. This rugged SCADA equipment is frequently specified by leading industrial plant design engineers nationwide. An important feature in all Sionix SCADA system designs is redundancy, in this case, a second computer network processor server, as a backup. Easy-to-install Sionix RTU's reduce on-site labor costs. They feature convenient plug-in connectors for easy top-mounted field wiring and access to standard fuses. Quick and easy installation modules "snap" securely on racks. No screws are required. For any control application, flexible RTU's, with single distributed I/O drivers, analyze all data received from analog, digital or mixed I/O driver modules.

     The Company's in-line wet-chemistry modules monitor temperature, total dissolved solids (TDS), pH, and oxidation reduction potential (ORP, or Redox) in one compact sensor array. Most manufacturers ordinary inline sensors are installed separately. ORP monitors provide a vital early warning if source water quality suddenly changes. Particle counters, chlorine or turbidity monitors, and other inline sensors can be added to the network at any time. The compact Sionix sensor array can be opened, cleaned and calibrated in minutes. Inexpensive ORP sensors, which should be replaced every six months, can be changed in minutes. A combined standard testing fluid calibrates all sensors in the array at the same time.

     The Sionix SCADA Manager efficiently monitors and controls a number of water quality parameters. It is designed with a flexible, open architecture that is easily expandable. A monitoring station may be linked to a number of programmable logic controllers (PLC's) or remote terminal units (RTUs), each consisting of multiple inputs or outputs. The program's consolidated strip charts display a wide variety of water quality parameters. This is a powerful tool that helps management meet present and future requirements in water monitoring and process control. This real-time, multitasking control program allows an operator to run 30 charts simultaneously. Logical instructions contain plain English commands and mathematical functions. A strategy Tree provides a graphical view of the entire SCADA network. Users simply point and click to display any item of interest. This advanced software and state-of-the-art automation equipment operates in Microsoft's Windows NT and Windows 95 environments. The entire system is virtually self-documenting and easily expandable. When combined with the report compiler of the Sionix5 software package, all data flow from the SCADA system is stored to create most monthly health department reports automatically.

     Sionix Filtration Modules

     The Company has received five U.S. patents on it filtration technology. Each patented Sionix Filtration Module includes a dissolved air flotation (DAF) particle separator with corona-discharge ozone generator, a double-helix ozone mixing chamber, two 2-micron filter elements able to remove chlorine-resistant microbacteria, and the Sionix SCADA Manager software program. The DAF buoyant particle separators use microscopic air bubbles to remove suspended particles in the water. A vertical vortex column of spinning water forms a high-pressure zone at the outer perimeter, and a low-pressure vortex of trapped air in its center. Algae, oils and other buoyant particles are pushed by the microscopic air bubbles into the center. The contaminants are held there by surface tension at the vortex's air-water interface and slowly discharged along with excess air and water to the waste line. The Company's DAF process uses no polymer chemicals or toxic metals. Wastewater can be safely returned to a lake, river, or reservoir without damaging the environment. DAF particle separators substantially improve filter efficiency. This chemical-free process also extends the time between filter cleaning cycles.

     The Company's two 2-micron filter elements more effectively stop Cryptosporidium oocyst parasites. Automatic cleaning cycles use less water than conventional sand filters. Woven stainless steel filter media produce minimum differential pressure drops, and are cleaned when the differential pressure increases 3 psi. Lower operating pressures require less energy.

     Each basic module filters 200 GPM, or 288,000 gallons per day, to supply all the drinking and potable water requirements for 2,400 people. Additional Sionix Filtration Modules can be added to supply larger communities. Additional filtration modules or remote Sionix SCADA terminal units can be installed as a complete package system, or in easily affordable stages over an extended period of time. The Company's low cost leasing program enables public water districts to acquire more efficient, cost-effective equipment, and actually reduce operating costs.

Availability of Materials

     Materials and components use by the Company for manufacturing are carefully selected based on stringent specifications for usage and operating conditions. Every effort is made to specify parts from multiple sources for independence from manufactures and distributors. The Company has avoided using hard-to-get special parts to further minimize dependency from vendors. Simplicity in design and the use of common, widely used and readily available components in the electronic industry is emphasized.

Marketing and Customers

     Internationally,   the   total   replacement   value   of   the   municipal
filtration-equipment market in 24 of the largest countries exceeds $5.6 trillion. Domestically, the immediate market exceeds $20 billion by EPA estimate.

     The drinking and waste water markets can be divided into six categories: municipal water delivery; municipal waste effluent, industrial in-process; industrial waste effluent; landfill waste leachate; and ground water remediation. The Company is initially targeting the first four, as they represent the largest immediate markets. Public water districts providing drinking water or sewage treatment services are potential customers for the Company, along with commercial and industrial clients that create and dispose of contaminated wastewater. An established base of 185,000 small municipal water providers are an ideal target market group for the company's equipment and services. This is clearly the group with the greatest need: most of them now operate outdated, inefficient and expensive systems. Many of these municipalities are in violation of current laws.

     EPA reports list over 50,000 American cities currently in violation of the Safe Drinking Water Act. Sweeping regulation is underway that will dramatically increase that number as new rules come into effect and more communities expand testing for exotic chemicals. Municipalities primary barrier to upgrading is cost. Small rural water districts cannot afford newer technology capable of meeting the new Safe Drinking Water Act standards.

     The company's new patented filtration technology dramatically reduces the cost of water produced. The systems most commonly used by municipalities, slow sand filters or sand-anthracite filter beds, are more expensive to build, and are unable to meet new EPA standards without massive amounts of expensive chemical filter aids. Membrane filter systems able to meet EPA standards are twice as expensive. In comparison, the Company's 200-GPM system, which includes automatic self-cleaning, a wet-chemistry monitoring system and ozone treatment, costs half the price of these inefficient, slow sand filters.

     A 1995 World Bank report prepared for an international symposium in Stockholm expects "world expenditures of $600 billion over the next decade to augment water reserves as demand spurred by urbanization and agriculture outstrips available supplies." The municipal water treatment industry has a long history of sustained growth and fiscal responsibility. The Company has released it's Sionix5 Office Automation and Training Program software in October 1996 and plans to begin marketing the Sionix SCADA System and Sionix5 SCADA Manager before the end of the year. The Sionix Filtration Module is schedule for release in the first quarter of 1997. Management is also currently establishing U.S. and international distributors to maximize market share and insure rapid Company growth during this window of opportunity.

Employees

     At September 30, 1996 the Registrant had 12 full time employees.

ITEM 2. PROPERTIES

     At September 30, 1996 the Registrant did not own property. The Registrant leases approximately 7,949 square feet of office facilities in San Diego at a monthly rent of $8,505.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a defendant in a lawsuit in San Diego County Superior Court filed by ex-employee and the interim president, Michael Maung. Mr. Maung alleges that the Company breached his employment contract and personally defamed him. The Company has filed its cross claims and intends to vigorously defend the lawsuit. The ultimate outcome of the case is uncertain but management believes an unfavorable outcome is unlikely.

     With the exception of the above-referenced matter, the Company is not a party to any material legal proceedings, nor to the Company's knowledge are there any other material legal proceedings contemplated against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the first and final quarter of fiscal 1996, there were two matters submitted to a vote of the security holders of the registrant. The first was a special meeting of the shareholders held on January 23, 1996, for the purpose of changing the name of the registrant from Sionix Corporation and to amend the Articles of Incorporation to provide that action by written consent of its shareholders may be taken without a meeting in accordance with Section 1-10a-704 of the Utah Revised Business Corporation Act. Both proposals were approved and adopted.

     The second matter was the action by written consent of a majority of the shareholders taken on September 16, 1996, wherein Section 2.4 of the By-laws of the registrant was amended to provide that a special meeting of the shareholders may be called by the president of the corporation, a majority of the board of directors or by the written request of shareholders holding at least ten (10) percent of all votes entitled to be cast on such issue to be proposed at such special meeting.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

     The Company's common stock is listed and traded on the NASDAQ OTC Bulletin Board under the symbol SINX. There has been relatively limited trading activity in the Company's stock since inception. The following table represents the high and low sales prices for the Company's common stock for each quarter of fiscal 1996.


     Fiscal 1996              Asked          Bid
     ---------------          ------         -------
     First Quarter            $ 2.00         $ 2.00
     Second Quarter           $ 1.50         $ 1.25
     Third Quarter            $ 1.12         $ 1.06


Holders of Record

     There were approximately 500 holders of record of the Company's common stock as of September 30, 1996.

Dividends

     The Company has never declared or paid any cash dividend on its shares of common stock. Future dividends, if any, will vary depending on the Company's profitability and anticipated capital requirements.

ITEM 6. SELECTED FINANCIAL DATA

                              Financial Highlights


                                Year Ended December 31 (September 30 for 1996)
                                ----------------------------------------------
                                  1994             1995              1996
                                --------         -------            ------
Net Revenues ...............     $    -           $   -             $   -
Net Income .................     (1,521)         (914,279)         (922,717)
Earnings per share .........          -             (0.05)            (0.04)
Return on net revenues......          -               -                  -
Cash and short-term investments       -           229,407             36,041
Total assets................      1,521         1,602,593          1,404,340
Stockholders' equity........          -         1,468,903          1,136,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's balance sheet as of September 30, 1996 continues to reflect negative working capital. This was due to a delay in the release of the beta version of the Sionix5 Office Automation and Training Program until October 1996. The Company received financial support by way of a private placement that raised approximately $519,500 since May, 1996. Included in this amount is $142,500 from the Company's top management." These funds allowed the

Company to create its initial inventory of product for sale and to ramp up its marketing department.

Results of Operations

     The Board of Directors approved a change in the fiscal year end of the Company from December 31 to September 30, effective with the current quarter, on September 27, 1996. For the quarter ended September 30, 1996 the Company is reporting a loss of $287,000, or $0.01 per share. This compares with a loss of $283,000, or $0.01 for the previous quarter ended June 30, 1996 and a loss of $352,000, or $0.02 per share, for the quarter ended September 30, 1995. There were no revenues reported for the quarter ended September 30, 1996.

     For the short year ended September 30, 1996 the Company is reporting a loss of $923,000, or $0.04 per share. This compares with a loss of $516,000, or $0.02 per share for the nine months ended September 30, 1995.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements
                                                                          Page
                                                                          ----
Balance Sheets - September 30, 1996 ...................................      7
Statement of Operations................................................      9
Statement of Stockholders' Equity......................................     10
Statement of Cash Flows - periods ended September 30, 1996.............     12
Notes to Financial Statements for Period...............................     14
Independent Auditor's Report ..........................................     21

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)

                                  Balance Sheet


                                     ASSETS

                                                               September 30,
                                                                   1996
                                                               -------------
CURRENT ASSETS

  Cash in banks                                                   $   36,041
  Inventory (Note 2)                                                  40,333
  Prepaid expenses                                                     2,981
                                                                ------------
    Total Current Assets                                              79,355

PROPERTY AND EQUIPMENT - NET (Notes 2 and 3)                         107,367
                                                                ------------

OTHER ASSETS

  Intangibles - net (Notes 2 and 4)                                1,210,622
  Deposits                                                             6,996
                                                                ------------
    Total Other Assets                                             1,217,618
                                                                ------------

TOTAL ASSETS                                                    $  1,404,340
                                                                =============


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)

                            Balance Sheet (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               September 30,
                                                                   1996
                                                               -------------
CURRENT LIABILITIES

  Loan payable (Note 5)                                           $  50,000
  Lease payable, current portion (Note 6)                             7,847
  Accrued  expenses                                                 112,272
                                                               -------------

     Total Current Liabilities                                      170,119
                                                               -------------
LONG-TERM DEBTS

  Lease payable (Note 6)                                             16,021
  Related party payables (Note7)                                     72,200
  Convertible debenture (Note 8)                                     10,000
                                                               -------------

     Total Long-Term Debts                                           98,221
                                                               -------------

          Total Liabilities                                         268,340
                                                               -------------
COMMITMENTS AND CONTINGENCIES (Notes 6 and 12)                           -
                                                               -------------

STOCKHOLDERS' EQUITY

  Common stock $.001 par value,
   100,000,000 shares authorized,
   23,599,696 shares issued and outstanding                          23,600
  Additional paid-in capital                                      5,282,717
  Deficit accumulated during the development stage               (1,838,517)
  Subscription receivable (Note 10)                              (2,331,800)
                                                               --------------

    Total Stockholders' Equity                                    1,136,000
                                                               --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 1,404,340
                                                               ==============


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)

                            Statements of Operations


                                                                 From
                                                                 Inception on
                              For the Nine      For the          October 3 ,
                              Months Ended      Year Ended       1994 Through
                              September 30,     December 31,     September 30,
                              1996              1995             1996
                              -------------     ------------     -------------
REVENUE                       $         -       $         -      $          -
                              -------------     ------------     -------------

EXPENSES

Research and development            328,174          515,478          843,652
Depreciation and amortization        82,551           77,405          159,956
Administrative and marketing        501,480          303,762          806,763
                              -------------     ------------     -------------

     Total Expenses                 912,205          896,645        1,810,371
                              -------------     ------------     -------------

(LOSS) FROM OPERATIONS             (912,205)        (896,645)      (1,810,371)
                              -------------     ------------     -------------

OTHER INCOME (EXPENSE)

    Interest                        (10,512)         (17,634)         (28,146)


   Total Other Income (Expense)     (10,512)         (17,634)         (28,146)
                              -------------     ------------     -------------

NET LOSS                      $    (922,717)    $   (914,279)     $ (1,838,517)
                              =============     =============    ==============

NET LOSS PER SHARE            $      (0.04)     $      (0.05)
                              ==============    =============



   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)

                       Statements of Stockholders' Equity
          From Inception on October 3, 1994 through September 30, 1996


                                        Additional
                   Common      Stock      Paid-In     Accumulated  Subscription
                   Shares      Amount     Capital       Deficit      Receivable
                   --------    -------    --------     ----------   -----------

Balance
October 3, 1994          -     $    -     $   -        $     -       $      -
Shares issued to initial
stockholders in October
 1994 at $0.01
per share           10,000         10        90              -              -

Net loss from October 3,
1994 through December
31, 1994                 -          -         -          (1,521)            -
                   --------     -------    --------     ---------    ----------

Balance
December 31, 1994    10,000        10        90          (1,521)            -

Issuance of Common
stock for assignment
of rights recorded at
predecessor cost
at $0.00
per share         1,990,000      1,990     (1,990)           -              -

Issuance of Common
stock for services
at $0.25
per share           572,473        572    135,046            -              -

Issuance of Common
stock for debt
at $0.25
per share           188,561        188     47,347            -              -

Issuance of Common
stock for debt
at $0.50
per share           595,860        596    297,334            -              -

Issuance of Common
stock for debt
at $2.00
per share            98,194         98    196,290            -              -

Issuance of Common
stock for debt
at $4.00
per share           156,025        156    623,944            -              -
                   --------     -------   --------     ---------    ----------

Balance Forward   3,611,113      3,610   1,298,061        (1,521)            -
                  ---------     -------  ---------     ---------    ----------


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)

                 Statements of Stockholders' Equity (Continued)
          From Inception on October 3, 1994 through September 30, 1996


                                        Additional
                   Common      Stock      Paid-In     Accumulated  Subscription
                   Shares      Amount     Capital       Deficit      Receivable
                   --------    -------    --------     ----------   -----------

Balance Forward   3,611,113      3,610   1,298,061        (1,521)           -
                  ---------     -------  ---------     ---------    ----------

Issuance of Common
stock for cash at
$4.00 per share     138,040        138     552,022            -             -

Issuance of Common
stock for subscription
note receivable at
$4.00 per share     414,200        414   1,652,658            -     (1,656,800)

Issuance of Common
stock for future
production costs
at $6.00
per share           112,500        113     647,887            -       (676,000)

Issuance of Common
stock for cash
at $6.00
per share            94,517         95     567,005            -             -

Net loss for
the year ended
December 31, 1995         -          -          -        (914,279)          -
                   ---------     -------  ---------     ---------    ----------

Balance December
31, 1995           4,370,370      4,370   4,744,633      (915,800)  (2,331,800)

Issuance of Common
stock in
reorganization    18,632,612     18,633    (58,033)            -            -

Issuance of Common
stock for cash
at $1.00
per share            572,407        573     571,834            -            -

Issuance of Common
stock for service
at $1.00
per share            524,307         24      24,283            -            -

Net loss for the
nine months ended
September
30, 1996                  -           -          -       (922,717)          -
                   ---------     -------  ---------     ---------    ----------

Balance September
30, 1996          23,599,696     $23,600  $5,282,717   $(1,838,517) $(2,331,800)
                  ==========     =======  ==========    ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)

                            Statements of Cash Flows


                                                                 From
                                                                 Inception on
                              For the Nine      For the          October 3 ,
                              Months Ended      Year Ended       1994 Through
                              September 30,     December 31,     September 30,
                              1996              1995             1996
                              -------------     ------------     -------------

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                       $  (922,717)     $ (914,279)       $ (1,838,517)

Adjustment to Reconcile Net
Loss to Net Cash Used
by Operating Activities
  Depreciation and
  amortization                      82,551          77,405             159,956

  Common stock issued for
  services                           24,307        135,618             159,925
  Change in Assets and Liabilities
  (Increase) decrease in inventory  (40,333)            -              (40,333)
  (Increase) decrease in other
 current assets                      70,410        (47,960)             (2,981)
    Increase in accrued expenses     28,182         44,961              72,873
                                 -----------      ----------       ------------

  Net Cash Used by
  Operating Activities             (757,600)       (704,525)        (1,489,077)
                                 -----------       ---------       ------------

CASH FLOWS FROM
INVESTING ACTIVITIES

Payment of deposits                  (6,996)            -               (6,996)
Purchase of intangibles             (41,244)        (33,173)           (74,417)
Purchase of fixed assets            (33,968)        (41,114)           (75,082)
                                -----------       ---------       ------------

Net Cash Used by
Investing Activities                (82,208)        (74,287)          (156,495)
                                -----------       ---------       ------------

CASH FLOWS FROM
FINANCING ACTIVITIES

Repayment of  notes payable and
contracts payable                    (8,165)             -              (8,165)
Proceeds from sale of stock         572,407          978,571         1,551,078

Proceeds from notes payable and
convertible debenture                82,200           26,500           138,700
                                 -----------       ---------       ------------

Net Cash Provided by
Financing Activities             $  646,442       $1,005,071       $ 1,681,613
                                 -----------       ---------       ------------


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)

                      Statements of Cash Flows (Continued)


                                                                 From
                                                                 Inception on
                              For the Nine      For the          October 3 ,
                              Months Ended      Year Ended       1994 Through
                              September 30,     December 31,     September 30,
                              1996              1995             1996
                              -------------     ------------     -------------

INCREASE (DECREASE)
IN CASH                       $   (193,366)     $    226,259     $     36,041

CASH AT BEGINNING
OF PERIOD                          229,407             3,148               -
                              -------------     ------------     -------------

CASH AT END OF PERIOD         $     36,041      $    229,407     $    36,041
                              -------------     ------------     -------------

SUPPLEMENTAL DISCLOSURES
OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Increase in subscription notes
receivable and future
production costs
receivable                    $        -        $(2,331,800)     $ (2,331,800)

Addition to debt for
acquisition of intangibles    $        -        $ 1,302,914      $  1,302,914

Common stock issued
for services                  $    24,307       $   135,618      $    159,925

Equipment acquired under
lease payable                 $    25,533       $       -        $     25,533

CASH PAID FOR:

Interest                      $        -        $     6,134      $      6,134
Income taxes                  $        -        $       -        $         -



     The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1996

NOTE 1 - COMPANY ORGANIZATION AND BUSINESS ACTIVITY

Sionix Corporation (formerly Automatic Control Corporation) (the "Company") was incorporated in Nevada on October 3, 1994. The Company was formed to design, develop, and market an automatic water filtration system primarily for small water districts.

The Company is in the development stage and its efforts through September 30, 1996 have been principally devoted to research and development, organizational activities, and raising capital. As of September 30, 1996, the Company has not yet had any revenues. The ultimate recovery of investments and costs is dependent on future profitable operations, which presently cannot be determined.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected to change its year end to September 30, subject to IRS approval. Accordingly, the accompanying statements of operations and cash flows are for the nine months then ended.

b. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

c. Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

            Description                              Useful Lives
            ---------------                          ------------
            Computers and test equipment                 5 years
            Furniture and fixtures                       5 years

d. Intangible Assets

Intangible assets are recorded at cost. Amortization of the costs are determined using the straight-line method over the expected useful life of 15 years.

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1996

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Inventory

Work-in-process and finished goods are stated at the lower of average cost or market. Inventories at September 30, 1996 consisted of the following:

               Work-in-progress                   $ 33,083
               Finished goods                        7,250
               ----------------                   --------
                    Total                         $ 40,333
                                                  ========

f. Research and Development

Research and development costs are expensed as incurred.

g. Net Loss Per Share

The computation of net loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

h. Provision for Income Taxes

No provision for income taxes have been recorded due to net operating losses. The Company accounts for income taxes pursuant to FASB Statement No. 109. The Internal Revenue Code contains provisions which may limit the loss carryforwards available should certain events occur, including significant changes in stockholder ownership interests, accordingly the tax benefit of the loss carryovers is offset by a valuation allowance of the same amount. The loss carryovers of approximately $1,835,000 will expire by the year 2011.

i. Recently Issued Accounting Standards

In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements.

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1996

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Recently Issued Accounting Standards (Continued)

Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

j. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 1996 consisted of the following:

         Computers and test equipment              $ 125,603
         Furniture and fixtures                        3,832
                                                   ---------
               Total                                 129,435

         Less accumulated depreciation               (22,068)

         Property and Equipment - Net              $ 107,367
                                                   =========

         Depreciation expense for the nine months ended September 30, 1996 and for the year ended December 31, 1995 was $16,440 and $5,628, respectively.

NOTE 4 - INTANGIBLE ASSETS

     Intangible assets at September 30, 1996 consisted of the following:

     Patents issued and pending                  $ 102,531
     Intellectual property                         745,667
     Marketing and development costs               500,312
     Less accumulated amortization                (137,888)
                                                 ----------
     Intangible Assets - Net                     $1,210,622
                                                 ==========

Amortization expense for the nine months ended September 30, 1996 and the year ended December 31, 1995 was $66,111 and $71,777, respectively.

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1996

NOTE 5 - LOAN PAYABLE

Pursuant to the acquisition agreement as explained in Note 9, the Company assumed various promissory notes originally signed in 1992 and 1993 totaling $50,000. The notes bear interest at 8% and were originally due in 1994. Management of the Company currently cannot locate the holder of the notes and consequently has not been able to settle the liability. The amount is being included as a current liability in the accompanying financial statements until management can locate the note holder and settle the debt.

NOTE 6 - LEASE COMMITMENTS

The Company has entered into an operating lease for its office space. Under the terms of the lease, the Company is obligated to pay the following for the fiscal years ended September 30,

     1997                     $   83,460
     1998                         83,460
     1999                         20,865
                              ----------
     Total                    $  187,785
                              ==========

The Company leases equipment with a lease term through July of 1999. Obligations under this capital lease have been recorded in the accompanying financial statements at the present value of future minimum lease payments. The capitalized cost of $25,533 less accumulated depreciation of $2,553 is included in property and equipment in the accompanying financial statements. Depreciation expense for this equipment for the nine months ended September 30, 1996 was $2,553.

Obligations under this capital lease consist of the following:

     Total                      $  23,868
     Less: current portion        (7,847)
                                ---------
     Long-term portion          $  16,021
                                =========

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1996

NOTE 6 - LEASE COMMITMENTS (Continued)

The future minimum lease payments under this capital lease and the net present value of the future minimum lease payments are as follows:


               Year Ending
               September 30,                           Amount
               --------------                          ------
               1997                                    $9,470
               1998                                     9,470
               1999                                     7,892
               2000                                        -
               2001 and thereafter                         -
                                                       ------

               Total future minimum lease payments     26,832

               Less, amount representing interest      (2,964)
                                                       ------
               Present value of future
                 minimum lease payments                $23,868
                                                       --------

NOTE 7 - RELATED PARTY PAYABLES

The Company has received advances in the form of promissory notes from various shareholders and other related parties in order to pay minimal ongoing operating expenses. As of September 30, 1996, $72,200 was due by the Company as a result of these promissory notes. The notes bear interest at 10% and 13% and mature during November and December, 1996. The related parties and shareholders currently intend to extend the promissory notes at least another year and thus the corresponding liability has been classified as long-term in the accompanying financial statements.

NOTE 8 - CONVERTIBLE DEBENTURE

In September 1996, the Company raised $10,000 in 10% redeemable, convertible debentures. Interest accrues at a rate of 10% and is payable on a quarterly basis. The principle and unpaid interest are due during September 1998. The principal amount is convertible at the option of the holder at any time prior to maturity into shares of the Company's common stock at a rate of $1.00 per common share.

NOTE 9 - ACQUISITION AGREEMENT AND PLAN OF REVERSE MERGER

On  December  1, 1995,  Automatic  Control  Corporation  (ACC)  entered  into an
Acquisition Agreement and Plan of Reverse Merger with Coronado Capital Corporation (Coronado). The shareholders of ACC and Coronado approved the merger on December 21, 1995 and December 28, 1995, respectively. The merger was effective on January 5, 1996. Under the terms of the merger agreement between the two companies, the stock of Coronado was reverse-split on a 1-for-4 basis effective as of January 16, 1996, and each pre-merger shareholder of ACC received 4.819 new shares of the surviving corporation.

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1996

NOTE 9 - ACQUISITION AGREEMENT AND PLAN OF REVERSE MERGER (Continued)

As a result of the merger, the pre-merger shareholders of ACC made up approximately 95% of the total issued and outstanding shares of Coronado, following the effective date of the merger.

Under the terms of the merger agreement, the name of Coronado was changed to Automatic Control Corporation. On January 23, 1996, the shareholders approved the change of the Company's name to Sionix Corporation.

NOTE 10 - STOCKHOLDERS' EQUITY

During the year ended December 31, 1995, 414,200 shares of common stock were issued in return for notes receivable in the amount of $1,656,800. These notes are secured by the shares issued and are non-recourse. They have a stated interest rate of 6% and have maturity dates ranging from March 1, 1998 to September 7, 1998.

In addition to the above mentioned notes, the Company entered into an agreement for future production costs. Under this agreement, the Company issued 112,500 shares at $6.00 per share for production costs valued at $675,000.


NOTE 11 - RELATED PARTY TRANSACTIONS

The Company entered into an agreement with Automatic Control Technology on February 28, 1995 to acquire tangible and intangible assets through the assumption of debt and to act as a research and development consultant to the Company. Automatic Control Technology is related to the Company through significant common control. In consideration for the performance for the consulting portion of this agreement, the Company agreed to pay to Automatic Control Technology the total costs for consulting plus 5%. The agreement concluded on February 28, 1996 and the total amount paid by the Company under the agreement was $215,138 for the nine months ended September 30, 1996.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit in San Diego County Superior Court filed by an ex-employee. The ex-employee alleges that the Company breached his employment contract and personally defamed him. The Company has filed its cross claims and intends to vigorously defend the lawsuit. The ultimate outcome of the case is uncertain but management believes an unfavorable outcome is unlikely. Therefore, no accrual has been recorded in the accompanying financial statements.

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1996

NOTE 13 - COMMON STOCK PURCHASE WARRANTS

The Company's Board of Directors has authorized and approved 638,445 common stock purchase warrants as of September 30, 1996 as follows:



          Number              Exercise Price      Expiration
          of Warrants            Per Share           Date(s)
          ----------------    --------------      --------------
          570,100             $       1.00        May 15, 1998 - Sept. 30, 1998
          104,445             $      10.00        January 4, 1998
            7,813             $       5.50        May 15, 1998


NOTE 14 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to generate revenue through the sales of its software and hardware products. Sales of the software product began in October, 1996 and hardware sales are scheduled to begin in January, 1997. Additionally, the Company is in the process of filing a registration statement for a public offering with the Securities and Exchange Commission. In the opinion of management, sales of the Company's products, together with the proceeds of an offering, will be sufficient to fund the Company's operating expenses and capital requirements for at least the next twelve months. However, the outcome of these events is currently uncertain.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders Sionix Corporation
(Formerly Automatic Control Corporation)
San Diego, California

     We have audited the accompanying balance sheet of Sionix Corporation (formerly Automatic Control Corporation) (a development stage company) as of September 30, 1996, and the related statements of operations, stockholders' equity and cash flows for the nine months then ended, and for the year ended December 31, 1995 and from inception on October 3, 1994 through September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sionix Corporation (formerly Automatic Control Corporation) (a development stage company) as of September 30, 1996, and the results of its operations and its cash flows for the nine months then ended, and for the year ended December 31, 1995 and from inception on October 3, 1994 through September 30, 1996 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company is a development stage company with no significant operating results to date and has suffered recurring losses which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/      JONES, JENSEN & COMPANY

Sale Lake City, Utah
October 17, 1996

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists all of the Directors and Executive Officers of the Company, and provides certain information concerning each such person, including the number of shares of Common Stock of the Registrant beneficially owned directly or indirectly by such person at the close of business on September 30, 1996.


                                                       Amount and
                                        Position       Nature of        Percent
                                           with        Beneficial         of
Name                Age       Since     Registrant     Ownership         Class
---------------     ---       -----     ----------     -----------      -------
Michael Taylor      43        1996      CEO/CFO        1,020,456         4.33%
                                        Director

Jack Moorehead      65        1996      President        723,929         3.07%
                                        Director

S. Donna
Friedman(1)         63        1995      Secretary      9,638,000        40.87%
                                        Director

Laura Friedman(1)   28        1995      Director         383,786         1.63%

Cheryl Friedman(1)  30        1995      Director         383,786         1.63%

---------------------------
     (1) Director, S. Donna Friedman is the mother of Directors Laura Friedman and Cheryl Friedman.


Principal Occupation

     Michael Taylor - Elected as a Director and appointed as CEO/CFO of the Registrant in May 1996. Mr. Taylor has a BA degree in Business Administration (with a specialty in accounting) from California State University, Fullerton, and has practiced as a tax and financial consultant since 1977. Mr. Taylor was President, CEO and a Director of Coronado Capital Corporation from February 15, 1994 until the merger with Sionix Corporation.

     Jack Moorehead - Elected as a Director on December 28, 1995 and appointed as the President of the Registrant in May, 1996. Mr. Moorehead has a degree in Civil Engineering from the University of Detroit, and completed graduate courses in marketing at the University of Miami. He was a marketing executive with Florida Power and Light and Bevis Associates, their advertising agency under Vice President D.P. Cauldwell. Before founding Sionix Corporation, he served as a consultant for a variety of firms, patenting new products and developing marketing programs for those products. He was granted six U.S. patents for an automatic rapid back flush filter system, a dissolved air flotation system, and an apparatus for mixing ozone, chemicals and liquids, which are all now assigned to Sionix Corporation.

     S. Donna Friedman - Elected as a Director and appointed as Secretary and Treasurer on December 28, 1995. As Executive Assistant to the President, Lockheed Air Terminal, Inc. in Burbank, California, Ms. Friedman processed legal documents and contracts, leases, proposals, acquisitions, agenda, minutes and resolutions, financial and budget related material. Prior to joining Lockheed, Ms. Friedman also proposed, developed and implemented plans for product scheduling and shipping for an automated systems manufacturer.

     Cheryl Friedman - Elected as a Director on December 28, 1995. Ms. Friedman graduated with honors from UC, Santa Barbara, with a BA in Communication Studies. She is currently a Management Supervisor at McCann-Erickson Worldwide Advertising agency in charge if the marketing and advertising for Nestle Beverage Company. She started her career at J. Walter Thompson in San Francisco in 1988 before joining the San Francisco office of Ketchum Communications to launch the first Investment Services advertising campaign for Bank of America. She joined Ogilvy & Mather Advertising in New York in April, 1993 working on Kraft General Foods. Shortly thereafter, she became Account Supervisor responsible for all new product development for Post Kids Cereals. Ms. Friedman's Project Phoenix program created three new Kraft Foods assignments worth an estimated $42 million. She has traveled extensively throughout the United States, Canada, Europe, Africa and the Middle East.

     Laura Friedman - Elected as a Director on December 28, 1995. Ms. Friedman received a BS in Business Administration with an emphasis in Marketing from San Diego State University. She was Media Planner and Buyer at Franklin Stoorza
Advertising for the San Diego County Water Authority, International Savings Bank, Voucher Corporation, McDonald's and Travelodge Hotels before joining Ammirati & Puris/Lintas Advertising, New York. Ms. Friedman controls $100 million in annual media billings for Aetna, RCA, and other clients. She has traveled extensively throughout the United States, Canada, Europe, Africa and the Middle East.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Officers

     For the fiscal year ended September 30, 1996, executive officers received compensation as follows:



          Name                     Position            Amount of Compensation
          ---------------          --------            ----------------------
          Michael Taylor           CEO/CFO             520,000 shares (1)
          Jack Moorehead           President           $  45,953
          S. Donna Friedman        Sec/Treas.          $       0

--------------------------
(1)  See Item 13., for information regarding compensation of Michael A. Taylor.

Employment Contracts/Stock Incentive Plans

     No employment contracts or stock incentive plans were adopted or granted by the Company during the fiscal year ended September 30, 1996.

Compensation of Directors

     No director of the Company received any compensation during the fiscal year ended September 30, 1996.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

     The following table sets forth information, to the extent known by the Company, as to the persons and companies who owned beneficially more than five percent (5%) of the outstanding shares of the Common Stock of the Company at the close of business on September 30, 1996, and the beneficial ownership of the Company, as a group, as of such date. The number of shares held by each Director is set forth in Item 10 hereinabove.


Title of                                Amount and Nature of
Class          Name and Address         Beneficial Ownership    Percent of Class
-----------    -----------------        --------------------    ---------------
Common         S. Donna Friedman Trust            9,638,000              40.87%
               4120 Porte De Merano #80
               San Diego, CA.  92122

Common         All Directors and                 12,149,957              51.52%
               Officers as a Group
               (Five [5] Persons)



Item 13. Certain Relationships and Related Transactions

Consulting Agreement with Michael A. Taylor

     On May 15, 1996, the Company entered into a consulting agreement with Michael A. Taylor under which Mr. Taylor as consultant would provide financial, tax and management consultant services to the Company with regard to matters that effect the accounting, tax return preparation, fund raising and management of the Company. The term of the consulting agreement is for a period of two (2) years. Under the terms of said contract as approved and adopted by the board of directors, Mr. Taylor would receive as compensation for his services to the Company five hundred thousand shares (500,000) of common stock. In consideration of the continued performance and services to be provided by Mr. Taylor to the Company under the consulting agreement, the Company agreed to pay Mr. Taylor in current funds as compensation fort his services a fee of $5,000 per month plus reimbursement for all out of pocket costs, or in lieu of cash, cause to be issued ten thousand (10,000) shares of common stock per month. Mr. Taylor has not been paid any cash compensation for his services and has been issued 20,000 shares of common stock as compensation under said consulting agreement.

Purchase of Unregistered Shares of the Company's Common Stock.

     During the period covered by this report, Jack F. Moorehead, the President and a Director of the Company purchased 26,000 shares of unregistered and restricted common stock of the Company at a price of $1.00 per share. Michael A. Taylor, the Chief Executive Officer, Chief Financial Officer and a Director of the Company purchased 116,500 shares of unregistered and restricted common stock of the Company at a price of $1.00 per share.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports On Form 8-K

     (a) Documents filed as a part of this report:

     (1) Financial Statements of Sionix Corporation set forth under Item 8 are filed as part of this report.

     (2) To include the Financial Statement Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

     (b) Information filed as part of this report from Form 8-K:

     (1) A Current Report on Form 8-K regarding the change of control of the Company and the resignation of the Company's directors was filed on January 24, 1996, for the period covered by this report.

     (2) An Amended Current Report on Form 8-K was filed on February 28, 1996, amending and restating the Current Report on Form 8-K filed on January 24, 1996, to included Financial Statements of Automatic Control for the periods ended December 31, 1995 and 1994 and Consolidated Pro Forma Financial Statements dated December 31, 1995.

     (3) A Current Report on Form 8-K was filed on April 15, 1996, to set forth the executive officers of the Company elected at a special meeting of the Directors on April 2, 1996.

     (4) A Current Report on Form 8-K was filed on April 29, 1996, to report the resignation of Dr. John Palmer as a director of the Company.

     (5) A Current Report on Form 8-K was filed on July 1, 1996, to report the appointment of Michael A. Taylor as a director of the Company and the resignation by Michael Maung as a director of the Company.

     (6) A Current Report on Form 8-K was filed on October 24, 1996, to report the change of the fiscal year end of the Company from December 31 to September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                            SIONIX CORPORATION
                                               (Registrant)




Date: December 19, 1996                      /s/ Jack F. Moorehead
                                             ---------------------------
                                             By:  Jack Moorehead
                                             Its: President




Date: December 19, 1996                      /s/ Michael A. Taylor
                                             ---------------------------
                                             By:  Michael A. Taylor
                                             Its: Chief Executive Officer
                                                  Chief Financial Officer


Date: December 19, 1996                      /s/ S. Donna Friedman
                                             ---------------------------
                                             By:  S. Donna Friedman
                                             Its: Secretary