Form 10-Q
period 1996-12-31
SIONIX CORP /UT/
filed 1997-02-14
CIK 764667

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     (Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended: December 31, 1996; or

     [   ] Transition report pursuant to Section 13 or 15(d) of the  Securities
Exchange Act of 1934

     For the transition period _________ to __________

     Commission File Number: 2-95626-D


                               SIONIX CORPORATION
             (Exact name of Registrant as specified in its charter)

           UTAH                                        87-0428526
-----------------------------              -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

5405 Morehouse Drive, Suite 250, San Diego, California              92121
------------------------------------------------------          ---------------
(Address of principal executive offices)                           (Zip Code)

                                 (619) 622-0200
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On December 31, 1996, there were 23,725,076 shares of the registrant's Common Stock, $.001 par value, outstanding and subscribed.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1996 and the results of its operations and changes in its financial position from inception through December 31, 1996 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                          Index to Financial Statements
                                                                         Page
Balance Sheets .......................................................     3
Statement of Operations...............................................     5
Statement of Stockholders' Equity.....................................     6
Statement of Cash Flows ..............................................     9
Notes to Financial Statements for Period  ............................    11
Independent Auditor's Report .........................................    17

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.







              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS


                                        December 31,             September 30,
                                             1996                       1996
                                        ------------             -------------
                                        (Unaudited)
CURRENT ASSETS

 Cash in banks                          $     25,626             $      36,041
 Inventory (Note 2)                     $     61,885                    40,333
 Prepaid expenses                              2,981                     2,981
                                        -------------            --------------

    Total Current Assets                      90,492                    79,355
                                        --------------           --------------

PROPERTY AND EQUIPMENT -
   NET(Notes 2 and 3)                        103,509                   107,367
                                        --------------           --------------

OTHER ASSETS

  Intangibles - net (Notes 2 and 4)        1,254,728                 1,210,622
  Deposits                                     6,996                     6,996
                                        --------------           --------------
  Total Other Assets                       1,261,724                 1,217,618

TOTAL ASSETS                            $  1,455,725            $    1,404,340
                                        ===============         ===============




















   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)
                            Balance Sheet (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                        December 31,             September 30,
                                             1996                       1996
                                        ------------             -------------
                                        (Unaudited)

CURRENT LIABILITIES
 Loan payable (Note 5)                  $     50,000             $      50,000
 Lease payable, current portion
  (Note 6)                                     7,847                     7,847
 Accrued  expenses                           173,456                   112,272
                                        ------------             --------------
Total Current Liabilities                    231,303                   170,119

LONG-TERM DEBTS

Lease payable (Note 6)                        13,533                    16,021
Related party payables (Note 7)              168,369                    72,200
Convertible debenture (Note 8)                30,000                    10,000
                                        ------------             --------------

Total Long-Term Debts                        211,902                    98,221
                                        ------------             --------------

Total Liabilities                            443,205                   268,340
                                        ------------             --------------

COMMITMENTS AND CONTINGENCIES
(Notes 6 and 12)                                -                          -
                                        ------------             --------------

STOCKHOLDERS' EQUITY

Common stock $.001 par value,
100,000,000 shares authorized,
23,725,076 and 23,599,696 shares
issued and outstanding, respectively          23,725                    23,600
Additional paid-in capital                 5,407,972                 5,282,717
Deficit accumulated during the
developmental stage                       (2,087,377)               (1,838,517)
Subscription receivable (Note 10)         (2,331,800)               (2,331,800)
                                        --------------           --------------

Total Stockholders' Equity                 1,012,520                 1,136,000
                                        --------------           --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                  $  1,455,725             $   1,404,340
                                        ==============           ==============





   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                           From Inception on
                             For the Three Months End        October 3, 1994
                                     December 31           Through December 31,
                              --------------------------   --------------------
                                1996           1995                1996
                              --------------------------   --------------------
REVENUE                       $        -     $    -         $         -
                              ------------   -----------   --------------------

EXPENSES

Research and development                        193,938                843,652
Depreciation and Amortization      27,600        25,948                187,556
Administrative and marketing      218,135       208,235              1,024,898
                              -------------  -----------    -------------------

Total Expenses                    245,735       428,121              2,056,106
                              -------------  -----------    -------------------

(LOSS) FROM OPERATIONS           (245,735)     (428,121)            (2,056,106)
                              -------------  -----------    -------------------

OTHER INCOME (EXPENSE)

Interest                           (3,125)      (12,533)               (31,271)
                              -------------  -----------    -------------------

Total Other Income (Expense)       (3,125)      (12,533)               (31,271)
                              -------------  -----------    ------------------

NET LOSS                      $  (248,860)   $ (440,654)    $       (2,087,377)
                              =============  ===========    ===================

LOSS PER SHARE                $     (0.01)   $    (0.10)
                              =============  ===========    ===================

















   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
           From Inception on October 3, 1994 through December 31, 1996
                                   (Unaudited)


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

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)
           From Inception on October 3, 1994 through December 31, 1996
                                   (Unaudited)


                                        Additional
                       Common Stock       Paid-In     Accumulated  Subscription
                   Shares      Amount     Capital       Deficit      Receivable
                   --------    -------    --------     ----------   -----------

Balance Forward   3,611,113      3,610   1,298,061        (1,521)           -
                  ---------     -------  ---------     ---------    ----------

Issuance of Common
stock for cash at
$4.00 per share     138,040        138     552,022            -             -

Issuance of Common
stock for subscription
note receivable at
$4.00 per share     414,200        414   1,652,658            -     (1,656,800)

Issuance of Common
stock for future
production costs
at $6.00
per share           112,500        113     647,887            -       (676,000)

Issuance of Common
stock for cash
at $6.00
per share            94,517         95     567,005            -             -

Net loss for
the year ended
December 31, 1995         -          -          -        (914,279)          -
                   ---------     -------  ---------     ---------    ----------

Balance December
31, 1995           4,370,370      4,370   4,744,633      (915,800)  (2,331,800)

Issuance of Common
stock in
reorganization    18,632,612     18,633    (58,033)            -            -

Issuance of Common
stock for cash
at $1.00
per share            572,407        573     571,834            -            -

Issuance of Common
stock for service
at $1.00
per share             24,307         24      24,283            -            -

Net loss for the
nine months ended
September
30, 1996                  -           -          -       (922,717)          -
                   ---------     -------  ---------     ---------    ----------

Balance September
30, 1996         23,599,696     $23,600  $5,282,717   $(1,838,517) $(2,331,800)
                 ==========     =======  ==========    ==========   ==========

     The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)
           From Inception on October 3, 1994 through December 31, 1996
                                   (Unaudited)



                                        Additional
                       Common Stock       Paid-In     Accumulated  Subscription
                   Shares      Amount     Capital       Deficit      Receivable
                   --------    -------    --------     ----------   -----------

Balance
September 30,
1996             $23,599,696   $23,600    $5,282,717  $(1,838,517) $(2,331,800)

Issuance of common
stock for cash at
$1.00 per share      125,380       125       125,255          -           -

Net loss for the three
months ended December
31, 1996               -            -          -         (248,860)        -
                  ------------ ----------  ----------  ------------  ---------


Balance
December 31,
1996             $23,725,076   $23,725     $5,407,972  $(2,087,377) $(2,331,800)
                 ============  ==========  =========== ============ ===========


















     The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                 From
                                                                 Inception on
                                                                 October 3 ,
                              For the Three Months Ended         1994 Through
                                    December 30,                 September 30,
                                  1996              1995             1996
                              -------------     ------------     -------------

CASH FLOWS FROM
OPERATING ACTIVITIES


 Net loss                     $   (248,860)     $  (440,654)     $   (2,087,377)

Adjustment to Reconcile Net Loss
 To Net Cash Used by Operating
 Activities
  Depreciation and amortization     27,600           25,948            187,556
  Common stock issued for services   -              135,618            159,925
Change in Assets and Liabilities
 (Increase) decrease in inventory  (21,552)             -              (61,885)
 (Increase) decrease in
  other current assets               -              (70,991)            (2,981)
  Increase (decrease)
  In accrued expenses               61,184           14,491            134,057
                              -------------     -------------    --------------

Net Cash Used by Operating
Activities                        (181,628)        (335,588)        (1,670,705)
                              -------------     -------------    --------------
CASH FLOWS FROM
 INVESTING ACTIVITIES
 Payment of deposits                  -                 -               (6,996)
 Purchase of intangibles           (66,207)          (9,154)          (140,624)
 Purchase of fixed assets           (1,642)          (9,056)           (76,724)
                              -------------     --------------   --------------
Net Cash Used by
 Investing Activities              (67,849)         (18,210)          (224,344)
                              --------------    --------------   --------------

CASH FLOWS FROM
FINANCING ACTIVITIES

Repayment of notes payable and
 contracts payable                  (2,487)             -              (10,652)
Proceeds from sale of stock        125,380          452,945          1,676,458
Proceeds from notes payable and
 convertible debenture             116,169              -              254,869
                              ---------------    -------------   --------------

Net Cash Provided by
 Financing Activities         $    239,062       $  452,945      $    1,920,675
                              ---------------    -------------   --------------


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                 From
                                                                 Inception on
                                                                 October 3 ,
                              For the Three Months Ended         1994 Through
                                    December 30,                 September 30,
                                  1996              1995             1996
                              -------------     ------------     -------------
INCREASE (DECREASE) IN CASH   $    (10,415)     $     99,147     $      25,626

CASH AT BEGINNING OF PERIOD         36,041           130,260               -
                              --------------    -------------    --------------

CASH AT END OF PERIOD         $     25,626      $    229,407     $      25,626
                              ==============    =============    ==============

CASH PAID FOR:
  Interest                    $      3,125      $        -       $       9,259
  Income taxes                $        -        $        -       $         -

SUPPLEMENTAL DISCLOSURES
OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Increase in subscription notes
receivable and future production
costs receivable              $        -         $       -       $  (2,331,800)


Addition to debt for acquisition
of intangibles                $        -         $       -       $   1,302,914

Common stock issued for
services                      $        -         $     135,618   $     159,925

Equipment acquired under
lease payable                 $        -         $       -       $      25,533






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

c. Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

         Description                                   Useful Lives
         ----------------------------                  -------------
         Computers and test equipment                  5 years
         Furniture and fixtures                        5 years

d. Intangible Assets

Intangible assets are recorded at cost. Amortization of the costs are determined using the straight-line method over the expected useful life of 15 years.

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)
                  Notes to the Financial Statements(Continued)
                     December 31,1996 and September 30, 1996

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Inventory

Work-in-process and finished goods are stated at the lower of average cost or market. Inventories at September 30, 1996 consisted of the following:



                    December 31, 1996             September 30, 1996
                    -----------------             ---------------------
Work-in-progress    $          54,635             $              33,083
Finished goods                  7,250                             7,250
                    ------------------            ----------------------
Total               $          61,885             $              40,333
                    ==================            ======================


f. Research and Development

Research and development costs are expensed as incurred.

g. Net Loss Per Share

The computation of net loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

h. Provision for Income Taxes

No provision for income taxes have been recorded due to net operating losses. The Company accounts for income taxes pursuant to FASB Statement No. 109. The Internal Revenue Code contains provisions which may limit the loss carryforwards available should certain events occur, including significant changes in stockholder ownership interests, accordingly the tax benefit of the loss carryovers is offset by a valuation allowance of the same amount. The loss carryovers of approximately $2,080,000 will expire by the year 2011.

i. Estimates

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

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)
                  Notes to the Financial Statements(Continued)
                     December 31,1996 and September 30, 1996

NOTE 3 -    PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1996 and September 30, 1996 consisted of the following:


                                        December 31,        September 30,
                                          1996                  1996
                                        ------------        -------------
Computers and test equipment            $    127,245        $     125,603
Furniture and fixtures                         3,832                3,832
                                        ------------        -------------

             Total                           131,077              129,435

Less accumulated depreciation                (27,568)             (22,068)
                                        -------------       --------------

Property and Equipment - Net            $    103,509        $     107,367
                                        =============       ==============


NOTE 4 - INTANGIBLE ASSETS

Intangible assets at December 31, 1996 and September 30, 1996 consisted of the following:


                                        December 31,        September 30,
                                          1996                  1996
                                        ------------        -------------
Patents issued and pending              $    168,738        $     102,531
Intellectual property                        745,667              745,667
Marketing and development costs              500,312              500,312
Less accumulated amortization                159,989             (137,888)
                                        -------------       --------------

Intangible Assets - Net                 $  1,254,728        $   1,210,622
                                        =============       ==============


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

                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)
                     December 31,1996 and September 30, 1996


NOTE 6 - LEASE COMMITMENTS

The Company has entered into an operating lease for its office space. Under the terms of the lease, the Company is obligated to pay the following for the fiscal years ended September 30,


          Year                     Amount
          --------                 ---------
          1997                     $ 83,460
          1998                     $ 83,460
          1999                     $ 20,865
                                   ---------
          Total                    $187,785
                                   ==========


The Company leases equipment with a lease term through July of 1999. Obligations under this capital lease have been recorded in the accompanying financial statements at the present value of future minimum lease payments. The capitalized cost of $25,533 less accumulated depreciation of $2,553 is included in property and equipment in the accompanying financial statements

Obligations under this capital lease consist of the following:

          Total                    $ 21,380
          Less: current portion     ( 7,847)
                                   -----------

          Long-term portion        $ 13,533
                                   ===========

The future minimum lease payments under this capital lease and the net present value of the future minimum lease payments are as follows:


                         Year Ending
                         September 30,            Amount
                         -------------            ----------
                         1997                     $   7,103
                         1998                         9,470
                         1999                         7,892
                         2000                            -
                         2001 and thereafter             -
                                                  -----------
          Total future minimum lease payments        24,465

          Less, amount representing interest         (3,085)
                                                  -----------

          Present value of future minimum
          lease payments                          $   21,380
                                                  ===========


                               SIONIX CORPORATION
                    (Formerly Automatic Control Corporation)
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)
                    December 31, 1996 and September 30, 1996



NOTE 7 - RELATED PARTY PAYABLES

The Company has received advances in the form of promissory notes from various shareholders and other related parties in order to pay minimal ongoing operating expenses. As of December 31, 1996, $168,369 was due by the Company as a result of these promissory notes. The notes bear interest at 10% and 13% and mature during November and December, 1996. The related parties and shareholders currently intend to extend the promissory notes at least another year and thus the corresponding liability has been classified as long-term in the accompanying financial statements.

NOTE 8 - CONVERTIBLE DEBENTURE

In September 1996 to December 1996, the Company raised $30,000 in 10% redeemable, convertible debentures. Interest accrues at a rate of 10% and is payable on a quarterly basis. The principle and unpaid interest are due during September 1998. The principal amount is convertible at the option of the holder at any time prior to maturity into shares of the Company's common stock at a rate of $1.00 per common share.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

NOTE 13 - COMMON STOCK PURCHASE WARRANTS

The Company's Board of Directors has authorized and approved 638,445 common stock purchase warrants as of September 30, 1996 as follows:

Number              Exercise Price                 Expiration
of Warrants         Per Share                        Date(s)
-----------         ---------------         -----------------------------
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

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Sionix Corporation
(Formerly Automatic Control Corporation)
(A Development Stage Company)
San Diego, California

The accompanying balance sheet of Sionix Corporation (formerly Automatic Control Corporation) (a development stage company) as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the three months then ended, and for the three months ended December 31, 1995 and from inception on October 3, 1994 through December 31, 1996 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet of Sionix Corporation as of September 30, 1996 was audited by us and we expressed an unqualified opinion on it in our report dated October 17, 1996.

/s/      JONES, JENSEN & COMPANY

Jones, Jensen & Company
February 8, 1997











              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During  the  quarter  ended  December  31,  1996,  the  Company  had to  correct incapabilities between the Company's automation software and certain computer systems. This delayed the release of the retail version until January 1997. Although this put a strain on the Company's cash reserves, additional investments by the officers and shareholder's allowed the Company to continue operations. Management is continuing discussions with a number of individuals and groups considering an investment in the Company and is continuing discussions with possible underwriters for a secondary offering.

Results of Operations

For the 1st quarter ended December 31, 1996, the Company is reporting a loss of $249,000 or $0.01 per share. During the quarter the Company shipped in excess of 1,000 preview copies of it's automation software to members of the water treatment industry nationwide. Sales of the Company's automation software began in January 1997.

The Company maintains an Internet home page at http://www.sionix.com where additional up to date information about the Company can be found from time to time.

                          PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a defendant in a lawsuit in San Diego County Superior Court filed by an ex-employee. The ex-employee alleges that the Company breached his employment contract and personally defamed him. The Company has filed its cross claims and intends to vigorously defend the lawsuit. The ultimate outcome of the case is uncertain but management believes an unfavorable outcome is unlikely

With the exception of the above referenced matter, there are no other legal proceedings against the Company and the Company is unaware of any unasserted claim or assessment which will have a material effect on the financial position or future operations of the Company.

Item 2. Changes in Securities.

Not required.

Item 3. Defaults Upon Senior Securities.

Not required.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Required

Item 5. Other Information.

Not required.

Item 6. Exhibits and Reports on Form 8-K.

(a) There are no exhibits filed with this Form 10-Q.

(b) There were no other reports on Form 8-K filed during the quarter of the period covered.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.


                                                  SIONIX CORPORATION
                                                  A Utah Corporation



Dated: February 13, 1997                          /s/   Jack F. Moorehead
                                                  ------------------------
                                                  By:  Jack F. Moorehead
                                                  Its:  President



Dated: February 13, 1997                          /s/ Michael A. Taylor
                                                  -----------------------------
                                                  By:  Michael A. Taylor
                                                  Its:  Chief Executive Officer