Form 10-Q
period 1997-03-31
SIONIX CORP /UT/
filed 1997-05-14
CIK 764667

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR QUARTER ENDED: MARCH 31, 1997; OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD _________ TO __________

          COMMISSION FILE NUMBER:  2-95626-D


                               SIONIX CORPORATION
            --------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           UTAH                                            87-0428526
  -----------------------                             --------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)


5405 Morehouse Drive, Suite 200, San Diego, California          92121
------------------------------------------------------       ------------
 (Address of principal executive offices)                     (Zip Code)


                                 (619) 622-0200
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

          5405 Morehouse Drive, Suite 250, San Diego, California 92121
          ------------------------------------------------------------
         (Former name or former address, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         On March 31, 1997 there were 23,996,576 shares of the registrant's Common Stock, $.001 par value, outstanding and subscribed.

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

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1996 and the results of its operations and changes in its financial position from inception through December 31, 1996 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                                  INDEX TO FINANCIAL STATEMENTS
                                                                                      Page
                                                                                      ----
Balance Sheets                                                                         3
Statement of Operations                                                                5
Statement of Stockholders' Equity                                                      6
Statement of Cash Flows                                                                9
Notes to Financial Statements for Period                                               11
Independent Auditor's Report                                                           17

         All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.



              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                ASSETS

                                                March 31,   September 30,
                                                  1997          1996
                                               ----------   ----------
                                               (Unaudited)

CURRENT ASSETS
Cash in banks                                  $   22,279   $   36,041
Accounts Receivable                                35,000         --
Inventory (Note 2)                                 52,602       40,333
Prepaid expenses                                    2,981        2,981
                                               ----------   ----------

         Total Current Assets                     112,862       79,355
                                               ----------   ----------

PROPERTY AND EQUIPMENT - NET (Notes 2 and 3)       98,374      107,367
                                               ----------   ----------

OTHER ASSETS

  Intangibles - net (Notes 2 and 4)             1,236,376    1,210,622
  Deposits                                          6,996        6,996
                                               ----------   ----------


         Total Other Assets                     1,243,372    1,217,618
                                               ----------   ----------

TOTAL ASSETS                                   $1,454,608   $1,404,340
                                               ==========   ==========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         March 31,       September 30,
                                                           1997              1996
                                                           ----              ----
                                                       (Unaudited)

CURRENT LIABILITIES

   Loan payable (Note 5)                               $    50,000       $    50,000
   Lease payable, current portion (Note 6)                   7,847             7,847
   Accrued  expenses                                       155,372           112,272
                                                       -----------       -----------

         Total Current Liabilities                         213,219           170,119
                                                       -----------       -----------

LONG-TERM DEBTS

  Lease payable (Note 6)                                    11,538            16,021
  Related party payables (Note 7)                          201,852            72,200
  Convertible debenture (Note 8)                            30,000            10,000
                                                       -----------       -----------

         Total Long-Term Debts                             243,390            98,221
                                                       -----------       -----------

         Total Liabilities                                 456,609           268,340
                                                       -----------       -----------

COMMITMENTS AND CONTINGENCIES
 (Notes 6 and 11)                                             --                --
                                                       -----------       -----------


STOCKHOLDERS' EQUITY

  Common stock $.001 par value,
  100,000,000 shares authorized,
  23,996,576 shares
  issued and outstanding                                    23,997            23,600
  Additional paid-in capital                             4,924,700         5,282,717
  Deficit accumulated during the developmental stage    (2,293,898)       (1,838,517)
  Subscription receivable (Note 10)                     (1,656,800)       (2,331,800)
                                                       -----------       -----------

         Total Stockholders' Equity                        997,999         1,136,000
                                                       -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 1,454,608       $ 1,404,340
                                                       ===========       ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                                 For the Six Months          For the Three Months           From
                                     Ended                          Ended               Inception on
                                   March 31,                      March 31,              October 3,
                            -------------------------------------------------------     1994 Through
                                                                                         March 31,
                                 1997          1996           1997           1996           1997
                           -------------  ------------   -----------    -----------    -----------
REVENUE                    $    50,000    $      --      $    50,000    $      --      $    50,000


COST OF SALES                   14,863           --           14,863           --           14,863

GROSS PROFIT                    35,137           --           35,137           --           35,137

EXPENSES

Research and Development          --          394,639           --          200,701        843,652
Depreciation and
  Amortization                  55,200         45,443         27,600         19,495        215,155
  Administrative and
  Marketing                    428,852        339,743        210,717        131,508      1,235,616
                           -----------    -----------    -----------    -----------    -----------

    Total Expenses             484,052        779,825        238,317        351,704     2,294, 423
                           -----------    -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS          (448,915)      (779,825)      (203,180)      (351,704)    (2,259,286)
                           -----------    -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)

 Interest                       (6,466)       (13,607)        (3,341)        (1,074)       (34,612)
                           -----------    -----------    -----------    -----------    -----------

 Total other Income
  (Expense)                     (6,466)       (13,607)        (3,341)        (1,074)       (34,612)
                           -----------    -----------    -----------    -----------    -----------

NET LOSS                   $  (455,381)   $  (793,432)   $  (206,521)   $  (352,778)   $(2,293,898)
                           ===========    ===========    ===========    ===========    ===========

LOSS PER SHARE             $     (0.02)   $     (0.12)   $     (0.01)   $     (0.02)
                           ===========    ===========    ===========    ===========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FROM INCEPTION ON OCTOBER 3, 1994 THROUGH MARCH 31, 1997
                                  (UNAUDITED)

                                         Common Stock          Additional
                                  -------------------------      Paid-In      Accumulated       Subscription
                                     Shares       Amount         Capital        Deficit         Receivable
                                  -----------   -----------    -----------    -----------    ----------------
Balance
October 3, 1994                            --   $        --    $        --    $        --    $             --


Shares issued to initial
 stockholders in October
 1994 at $0.01 per share               10,000            10             90             --                  --


Net loss from October 3,
 1994 through
  December 31, 1994                        --            --             --         (1,521)                 --
                                  -----------   -----------    -----------    -----------    ----------------

Balance
  December 31, 1994                    10,000            10             90         (1,521)                 --


Issuance of Common stock
for assignment of rights
recorded at predecessor cost at
$0.00 per share                     1,990,000         1,990         (1,990)            --                  --


Issuance of Common
 stock for services
 at $0.25 per share                   572,473           572        135,046             --                  --


Issuance of Common stock for
debt at $0.25 per share
                                      188,561           188         47,347             --                  --


Issuance of Common
stock for debt at
$0.50 per share                       595,860           596        297,334             --                  --


Issuance of Common
 stock for debt
 at $2.00 per share                    98,194            98        196,290             --                  --


Issuance of Common stock for
debt at $4.00 per share               156,025           156        623,944             --                  --
                                  -----------   -----------    -----------    -----------    ----------------

Balance Forward                     3,611,113   $     3,610    $ 1,298,061    $    (1,521)   $             --
                                  -----------   -----------    -----------    -----------    ----------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  SIONIX CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
               FROM INCEPTION ON OCTOBER 3, 1994 THROUGH MARCH 31, 1997
                                      (UNAUDITED)

                                            Common Stock          Additional
                                    -------------------------     Paid-In       Accumulated    Subscription
                                       Shares        Amount       Capital         Deficit      Receivable
                                    -----------   -----------   -----------    -----------    -----------
Balance Forward                       3,611,113   $     3,610   $ 1,298,061    $    (1,521)    $      --


Issuance of Common stock for cash
at $4.00 per share                      138,040           138       552,022             --             --

Issuance of Common stock for
subscription note receivable at
$4.00 per share                         414,200           414     1,652,658             --     (1,656,800)

Issuance of Common stock for
future production
costs at  $6.00 per share               112,500           113       674,887             --       (675,000)

Issuance of Common stock for cash
at $6.00 per share                       94,517            95       567,005             --             --


Net loss for the year
 ended December 31, 1995                     --            --            --       (914,279)            --
                                    -----------   -----------   -----------    -----------    -----------

Balance
  December 31, 1995                   4,370,370         4,370     4,744,633       (915,800)    (2,331,800)

Issuance of Common
 stock in reorganization             18,632,612        18,633       (58,033)            --             --


Issuance of Common
 stock for cash at $1.00
 per share                              572,407           573       571,834             --             --


Issuance of Common
 stock for service at $1.00 per
 share                                   24,307            24        24,283             --             --


Net loss for the nine
 months ended
 September 30, 1996                          --            --            --       (922,717)            --


Balance
 September 30, 1996                  23,599,696   $    23,600   $ 5,282,717    $(1,838,517)   $(2,331,800)
                                    ===========   ===========   ===========    ===========    ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
           FROM INCEPTION ON OCTOBER 3, 1994 THROUGH MARCH 31, 1997
                                   (UNAUDITED)


                                   Common Stock            Additional
                            --------------------------      Paid-In      Accumulated   Subscription
                              Shares         Amount         Capital        Deficit      Receivable
                            -----------    -----------    -----------    -----------    -----------
Balance
September 30,1996            23,599,696    $    23,600    $ 5,282,717    $(1,838,517)   $(2,331,800)

Issuance of common stock
  for cash at $1.00
  per share                     125,380            125        125,255             --             --

Issuance of common stock
  for cash at $0.50
  per share                     384,000            384        191,616             --             --

Cancellation of agreement
 For future production
 Costs                         (112,500)          (112)      (647,888)            --        675,000

Net loss for six months
 ended March 31, 1997                --             --             --       (455,382)            --
                            -----------    -----------    -----------    -----------    -----------

Balance, March 31, 1997      23,996,576    $    23,997    $ 4,924,700    $(2,293,898)   $(1,656,800)
                            -----------    -----------    -----------    -----------    -----------







THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               SIONIX CORPORATION
                    (FORMERLY AUTOMATIC CONTROL CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                       From
                                                                                                   Inception on
                                             For the Six Months           For the Three Months      October 3,
                                                    Ended                         Ended            1994 Through
                                                  March 31,                     March 31,            March 31,
                                       -----------------------------------------------------------------------
                                           1997          1996           1997           1996           1997
                                       -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                               $  (455,381)   $  (793,432)   $  (206,521)   $  (352,778)   $(2,293,898)
Adjustments to Reconcile Net Loss
to Net Cash Used
  By Operating Activities:
  Depreciation and
  amortization                              55,200         45,443         27,600         19,495        215,155
  Common stock issued
  For services                                  --        135,618             --             --        159,925
Change in Assets and
  Liabilities
   (Increase) decrease in
   accounts receivable                     (35,000)            --        (35,000)            --        (35,000)
   (Increase) decrease in
   inventory                               (12,169)            --          9,283             --        (52,602)
   (increase) decrease in
   other current assets                         --         (4,596)            --         66,395         (2,981)
   Increase (decrease)
   in accrued expenses                      43,100         42,620        (18,084)        28,129        115,973
                                       -----------    -----------    -----------    -----------    -----------

  Net Cash Used by
   Operating  Activities                  (404,350)      (574,347)      (222,722)      (238,759)    (1,893,428)
                                       -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Payment of deposits                                                        --             --         (6,996)
   Purchase of Intangibles                 (69,954)        (9,154)        (3,747)            --       (144,371)
   Purchase of fixed assets                 (2,007)       (19,048)          (365)        (9,992)       (77,089)
                                       -----------    -----------    -----------    -----------    -----------

Net Cash Used By
Investing activities                       (71,961)       (28,202)        (4,112)        (9,992)      (228,456)
                                       ===========    ===========    ===========    ===========    ===========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               SIONIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                                                                       From
                                                                                                   Inception on
                                             For the Six Months          For the Three Months        October 3,
                                                  Ended                         Ended             1994 Through
                                                March 31,                     March 31,             March 31,
                                       --------------------------    -----------------------------------------
                                           1997          1996           1997          1996           1997
                                       -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM
FINANCING ACTIVITIES

Repayment of notes payable  and
contracts payable                           (4,483)        (6,500)        (1,995)        (6,500)       (12,647)

Proceeds from sale of
  Common stock                             317,380        579,445        192,000        126,500      1,868,458

Proceeds from notes payable  and
convertible debenture                      149,652             --         33,483             --        288,352
                                       -----------    -----------    -----------    -----------    -----------


Net Cash Provided by
Financing Activities                   $   462,549    $   572,945    $   223,487    $   120,000    $ 2,144,163
                                       ===========    ===========    ===========    ===========    ===========


INCREASE (DECREASE)
IN CASH                                $   (13,762)   $   (29,604)   $    (3,347)   $  (128,751)   $    22,279


CASH AT BEGINNING
OF PERIOD                                   36,041        130,260         25,626        229,407             --
                                       -----------    -----------    -----------    -----------    -----------

CASH AT END OF PERIOD                  $    22,279    $   100,656    $    22,279    $   100,656    $    22,279
                                       ===========    ===========    ===========    ===========    ===========



CASH PAID FOR:
  Interest                             $     6,466    $     1,074    $     3,341    $     1,074    $    12,600

  Income taxes                         $        --    $        --    $        --    $        --    $        --



SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Increase in subscription notes
receivable and future production
costs receivable                       $        --    $        --    $        --    $        --    $(2,331,800)



Addition to debt for acquisition
of intangibles                         $        --    $        --    $        --    $        --    $ 1,302,914


Common stock issued for services       $        --    $        --    $        --    $   135,618    $   159,925


Equipment acquired under lease
payable                                $        --    $        --    $        --    $        --    $    25,533


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               SIONIX CORPORATION
                    (FORMERLY AUTOMATIC CONTROL CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                      MARCH 31, 1997 AND SEPTEMBER 30, 1996

NOTE 1 - COMPANY ORGANIZATION AND BUSINESS ACTIVITY

         Sionix Corporation (formerly Automatic Control Corporation) (the "Company") was incorporated in Nevada on October 3, 1994. The Company was formed to design, develop, and market an automatic water filtration system primarily for small water districts.

         The Company is in the development stage and its efforts through March 31, 1997 have been principally devoted to research and March 31, 1997, the Company has had limited revenues. The ultimate recovery of investments and costs is dependent on future profitable operations, which presently cannot be determined.

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

         c.  Property and Equipment

         Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

               Description                                    Useful Lives
         --------------------                                 ------------
         Computers and test equipment                         5 years
         Furniture and fixtures                               5 years

         d.  Intangible Assets

         Intangible assets are recorded at cost. Amortization of the costs are determined using the straight-line method over the expected useful life of 15 years.

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS(CONTINUED)
                      MARCH 31, 1997 AND SEPTEMBER 30, 1996

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         e.  Inventory

         Work-in-process and finished goods are stated at the lower of average cost or market. Inventories at September 30, 1996 consisted of the following:


                                                                  March 31               September 30,
                                                                    1997                     1996
                                                            -------------------       -----------------
         Work-in-progress                                   $                -        $          33,083
         Finished goods                                                 52,602                    7,250
                                                            ------------------        -----------------

                                   Total                    $           52,602        $          40,333
                                                            ==================        =================



         f.   Research and Development

         Research and development costs are expensed as incurred.

         g.  Net Loss Per Share

         The computation of net loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

         h.  Provision for Income Taxes

         No provision for income taxes have been recorded due to net operating losses. The Company accounts for income taxes pursuant to FASB Statement No. 109. The Internal Revenue Code contains provisions which may limit the loss carryforwards available should certain events occur, including significant changes in stockholder ownership interests, accordingly the tax benefit of the loss carryovers is offset by a valuation allowance of the same amount. The loss carryovers of approximately $2,290,000 will expire by the year 2012.

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

                               SIONIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                      MARCH 31, 1997 AND SEPTEMBER 30, 1996

NOTE 3 -    PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 1997 and September 30, 1996 consisted of the following:

                                             March 31,          September 30,
                                               1996                1996
                                            ---------             ---------
Computers and test equipment                $ 127,610             $ 125,603
Furniture and fixtures                          3,832                 3,832
                                            ---------             ---------

         Total                                131,442               129,435

Less accumulated depreciation                 (33,068)              (22,068)
                                            ---------             ---------

Property and Equipment - Net                $  98,374             $ 107,367
                                            =========             =========

NOTE 4 -    INTANGIBLE ASSETS

         Intangible assets at March 31, 1997 and September 30, 1996 consisted of the following:


                                             March 31,          September 30,
                                               1996                 1996
                                           -----------          -----------
Patents issued and pending                 $   106,524          $   102,531
Intellectual property                          745,793              745,667
Marketing and development costs                566,147              500,312
Less accumulated amortization                 (182,088)            (137,888)
                                           -----------          -----------

Intangible Assets - Net                    $ 1,236,376          $ 1,210,622
                                           ===========          ===========


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

                               SIONIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                     MARCH 31, 1997 AND SEPTEMBER 30, 1996


NOTE 6 -    LEASE COMMITMENTS

         The Company has entered into an operating lease for its office space. Under the terms of the lease, the Company is obligated to pay the following for the fiscal years ended September 30,

                                   1997           $ 83,460
                                   1998             83,460
                                   1999           $ 20,865
                                                  --------

                                   Total          $187,785
                                                  ========

         The Company leases equipment with a lease term through July of 1999. Obligations under this capital lease have been recorded in the accompanying financial statements at the present value of future minimum lease payments. The capitalized cost of $25,533 less accumulated depreciation of $2,553 is included in property and equipment in the accompanying financial statements

         Obligations under this capital lease consist of the following:

                                   Total                      $19,385
                                   Less: current portion       (7,847)
                                                              -------

                                   Long-term portion          $11,538
                                                              =======

         The future minimum lease payments under this capital lease and the net present value of the future minimum lease payments are as follows:

                           Year Ending
                           September 30,              Amount
                           -------------              -------
                               1997                   $ 4,735
                               1998                     9,470
                               1999                     7,892
                               2000                         -
                               2001 and thereafter          -
                                                      -------

         Total future minimum lease payments           22,097

         Less, amount representing interest            (2,712)
                                                      -------

         Present value of future minimum
         lease payments                               $19,385
                                                      =======

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                      MARCH 31, 1997 AND SEPTEMBER 30, 1996

NOTE 7 -   RELATED PARTY PAYABLES

         The Company has received advances in the form of promissory notes from various shareholders and other related parties in order to pay minimal ongoing operating expenses. As of March 31, 1997, $201,852 was due by the Company as a result of these promissory notes. The notes bear interest at 10% and 13% and mature during November and December, 1996. The related parties and shareholders currently intend to extend the promissory notes at least another year and thus the corresponding liability has been classified as long-term in the accompanying financial statements.

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

NOTE 10 -   STOCKHOLDERS' EQUITY

         During the year ended March 31, 1995, 414,200 shares of common stock were issued in return for notes receivable in the amount of $1,656,800. These notes are secured by the shares issued and are non-recourse. They have a stated interest rate of 6% and have maturity dates ranging from March 1, 1998 to September 7, 1998.

         In March 1997, the Company revoked an agreement for future production costs due to the heavy backlog of the contracting company. Under the original agreement, the Company issued 122,500 shares at $6.00 for productions costs valued at $675,000. Under the revocation agreement, the shares originally issued have been cancelled and the accompanying financial statements reflect the cancellation.

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

NOTE 12 -   COMMON STOCK PURCHASE WARRANTS

         The Company's Board of Directors has authorized and approved 638,445 common stock purchase warrants as of September 30, 1996 as follows:

                  Number            Exercise Price               Expiration
                  of Warrants       Per Share                      Date(s)
                  -----------       --------------      ------------------------------
                  570,100           $   1.00             May 15, 1998 - Sept. 30, 1998
                  104,445           $  10.00                           January 4, 1998
                      783           $ 550.00                              May 15, 1998
                  768,000           $   0.50            January 2, 1997-March 31, 1999

NOTE 13 - GOING CONCERN

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

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Sionix Corporation
(Formerly Automatic Control Corporation)
(A Development Stage Company)
San Diego, California

The accompanying balance sheet of Sionix Corporation (formerly Automatic Control Corporation) (a development stage company) as of March 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the three months then ended March 31, 1997 and 1996 and for the six months ended March 31, 1997 and 1996 and from inception on October 3, 1994 through March 31, 1997, were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet of Sionix Corporation as of September 30, 1996 was audited by us and we expressed an unqualified opinion on it in our report dated October 17, 1996.

/s/ JONES, JENSEN & COMPANY
---------------------------
JONES, JENSEN & COMPANY
MAY 7, 1997











              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         LIQUIDITY AND CAPITAL RESOURCES

         During the quarter the Company initiated the sales of its automation software and reduced the research and development labor force to focus on it's hardware products. Sales of the software were in line with a new product introduction, however the amounts were below management's expectations. Current sales levels of the software product are not enough to meet the Company's obligations, so additional investment by officers and shareholders were required to allow the Company to continue operations. Management has decided to deferred seeking an underwriter for a secondary offering for the short term. Management is, however, continuing discussions with a number of individuals and groups who are considering an investment in the Company.

         RESULTS OF OPERATIONS

         For the quarter the Company is reporting a loss of $206,500 or $0.01 per share on $50,000 in revenues. This represents a 17% reduction in the loss over the previous quarter and a 41.5% reduction in the loss over the same quarter of the previous year. During the quarter the company shipped an additional 500 preview copies of its automation software to members of the water treatment industry nationwide.

         In converting it's focus to it's water treatment components and filtration, the Company is negotiating OEM agreements with several international companies. The purpose of these agreements is to combine Sionix components with other filtration products into package filtration plants. The first of these agreements, with the filtration products division of a Fortune 500 company, allows Sionix to package and market it's portable DAF system with their liquid filter cartridge system, as well as sell the DAF system through their dealers nationwide. These particular liquid filter cartridges have been approved by many states as an effective barrier to cryptosporidium and other harmful bacteria.

         The Company has also met with many potential foreign customers that are looking for immediate solutions to their water problems. Representatives from Brazil, Chile and Argentina in South America and Saudi Arabia in the middle east are reviewing Sionix filtration technology for use in their countries.

         In 1995, the Company had negotiated an agreement with a tooling firm to complete the production molds for plastic parts in exchange for common stock. The tooling firm has notified the Company that due to its heavy backlog, it will take too long to complete the tooling to supply waiting customers. The Company decided to cancel that agreement and use foundry cast stainless steel parts. The Company will divide the production tooling agreement with a number of different tooling companies who will be able to delivers production dies in much less time, and at competitive prices. The Company maintains an Internet home page at http://www.sionix.com.

         CAUTIONARY STATEMENT:

         Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive and volatile conditions that currently exist in the water filtration marketplace are expected to continue, placing further pressure on pricing which could adversely impact sales and erode profit margins; (ii) many of the Company's major competitors in each of its channels of distribution have significantly greater financial resources than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.











              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

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

         With the exception of the above referenced matter, there are no legal proceedings against the Company and the Company is unaware of any unasserted claim or assessment which will have a material effect on the financial position or future operations of the Company.


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


                                                   SIONIX CORPORATION
                                                   A UTAH CORPORATION



Dated: May 13, 1997                                 /s/ JACK F. MOOREHEAD
                                                   ------------------------
                                                   By:  Jack F. Moorehead
                                                   Its:  President



Dated: May 13, 1997                                /s/ MICHAEL A. TAYLOR
                                                   ---------------------
                                                   By:  Michael A. Taylor
                                                   Its:  Chief Executive Officer