Form 10-Q
period 1997-06-30
SIONIX CORP /UT/
filed 1997-08-15
CIK 764667

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     (Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended: June 30, 1997; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _________ to __________

     Commission File Number: 2-95626-D


                               SIONIX CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          UTAH                                                87-0428526
 ------------------------------                        ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)


5355 Mira Sorrento Place, Suite 100, San Diego, California             92121
----------------------------------------------------------         ------------
(Address of principal executive offices)                             (Zip Code)


                                 (619) 622-0200
               --------------------------------------------------
              (Registrant's telephone number, including area code)

          5405 Morehouse Drive, Suite 200, San Diego, California 92121
          ------------------------------------------------------------
          (Former name or former address, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On June 30, 1997 there were 23,650,338 shares of the registrant's Common Stock, $.001 par value, outstanding and subscribed.

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

                          Index to Financial Statements
                                                                         Page
Balance Sheets ..........................................................  3
Statement of Operations .................................................  5
Statement of Stockholders' Equity .......................................  6
Statement of Cash Flows .................................................  9
Notes to Financial Statements for Period ................................  11
Independent Auditor's Report ............................................  17

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.







     [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                               SIONIX CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                          June 30,               September 30,
                                             1996                     1996
                                        ------------             --------------
                                        (Unaudited)
CURRENT ASSETS

Cash in banks                           $     14,161             $       36,041
Accounts Receivable                           35,000                         -
Inventory (Note 2)                            52,602                     40,333
Prepaid expenses                               2,981                      2,981
                                        ---------------------------------------

          Total Current Assets               104,744                     79,355
                                        ---------------------------------------

PROPERTY AND EQUIPMENT - NET
(Notes 2 and 3)                               92,874                    107,367
                                        ---------------------------------------

OTHER ASSETS

Intangibles - net (Notes 2 and 4)          1,214,246                  1,210,622
Deposits                                       6,996                      6,996
                                        ---------------------------------------

          Total Other Assets               1,221,242                  1,217,618
                                        ---------------------------------------

TOTAL ASSETS                            $  1,418,860             $    1,404,340
                                        =======================================



   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                           Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                          June 30,               September 30,
                                             1996                     1996
                                        ------------             --------------
                                        (Unaudited)
CURRENT LIABILITIES

Loan payable (Note 5)                   $     50,000             $       50,000
Lease payable, current portion (Note 6)        7,847                      7,847
Accrued  expenses                            191,559                    112,272
                                        ---------------------------------------

          Total Current Liabilities          249,406                    170,119
                                        ---------------------------------------

LONG-TERM DEBTS

Lease payable (Note 6)                         8,963                     16,021
Related party payables (Note 7)              248,109                     72,200
Convertible debenture (Note 8)                30,000                     10,000
                                        ---------------------------------------

          Total Long-Term Debts              287,072                     98,221
                                        ---------------------------------------

          Total Liabilities                  536,478                    268,340
                                        ---------------------------------------

COMMITMENTS AND CONTINGENCIES
  (Notes 6 and 11)                                -                          -
                                        ---------------------------------------

STOCKHOLDERS' EQUITY

Common stock $0.001 par value,
100,000,000 shares authorized,
23,650,338 and 23,599,696 shares
issued and outstanding, respectively          23,650                     23,600
Additional paid-in capital                 4,966,747                  5,282,717
Deficit accumulated during the
 developmental stage                      (2,451,215)                (1,838,517)
Subscription receivable (Note 10)         (1,656,800)                (2,331,800)
                                        ---------------------------------------

          Total Stockholders' Equity         882,382                  1,136,000
                                        ---------------------------------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                 $  1,418,860             $    1,404,340
                                        =======================================



     The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                        From
                                                                   Inception on
                                                                     October 3,
                        For the Nine Months  For the Three Months  1994 Through
                           Ended, June 30,      Ended June 30,        June 30,
                        --------------------------------------------------------
                        1997         1996      1997         1996       1997
                        --------------------------------------------------------
REVENUE                 $  50,000    $  -      $  -         $   -    $   50,000

COST OF SALES              14,863       -         -             -        14,863
                        --------------------------------------------------------

GROSS PROFIT               35,137       -         -             -        35,137
                        -------------------------------------------------------

EXPENSES

Research and Development       -     394,639      -             -       843,652

Depreciation and
 Amortization              82,830     60,938   27,630       15,495      242,785
  Administrative and
  Marketing               555,239    605,213  126,387      265,470    1,362,003
                        -------------------------------------------------------

     Total Expenses       638,069  1,060,790  154,017      280,965    2,448,440
                        -------------------------------------------------------

LOSS FROM OPERATIONS     (602,932)(1,060,790)(154,017)    (280,965)  (2,413,303)
                        -------------------------------------------------------

OTHER INCOME EXPENSE)

Interest                   (9,766)   (15,588)  (3,300)      (1,981)     (37,912)
                        -------------------------------------------------------

Total other Income
 (Expense)                 (9,766)   (15,588)  (3,300)      (1,981)     (37,912)
                        -------------------------------------------------------

NET LOSS             $(612,698) $(1,076,378) $(157,317)  $(282,946) $(2,451,215)
                     ==========================================================

LOSS PER SHARE          $   (0.03)   $ (0.13) $ (0.01)    $  (0.01)
                     ===============================================



    The accompanying notes are an integral part of these financial statements

                               SIONIX CORPORATION
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
           From Inception on October 3, 1994 through June 30, 1997
                                   (Unaudited)


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

                               SIONIX CORPORATION
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)
           From Inception on October 3, 1994 through June 30, 1997
                                   (Unaudited)


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

                             SIONIX CORPORATION
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)
           From Inception on October 3, 1994 through June 30, 1997
                                   (Unaudited)


                                        Additional
                       Common Stock       Paid-In     Accumulated  Subscription
                   Shares      Amount     Capital       Deficit      Receivable
                   --------    -------    --------     ----------   -----------
Balance
September 30,
1996             23,599,696    $ 23,600  $5,282,717   $(1,838,517)  $(2,331,800)

Issuance of
common stock
for cash at $1.00
per share           125,380         125     125,255            -             -

Issuance of
common stock
for cash at
$0.50 per share     467,400         467     233,233            -             -

Cancellation of
shares issued for
agreement for
future production
costs and other
shares             (542,138)       (542)   (647,488)           -        675,000

Net loss for
six months ended
June 30,  1997            -           -           -      (612,698)           -
                   ------------------------------------------------------------

Balance,
June 30, 1997    26,650,338    $ 23,650  $4,966,747   $(2,451,215)  $(1,656,800)
                 --------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                        From
                                                                   Inception on
                                                                     October 3,
                        For the Nine Months  For the Three Months  1994 Through
                           Ended, June 30,      Ended June 30,        June 30,
                        --------------------------------------------------------
                        1997         1996      1997         1996       1997
                    ------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss            $(612,698)  $(1,076,378) $(157,317) $(282,946)  $(2,451,215)

Adjustments to
Reconcile Net Loss
to Net Cash Used
By Operating Activities:
Depreciation and
amortization           82,830        60,938     27,630     15,495       242,785
Common stock issued
for services                -       135,618         -          -        159,925
Change in Assets and
Liabilities
(Increase) decrease
in accounts receivable(35,000)           -          -          -        (35,000)
(Increase) decrease
 in inventory         (12,269)           -          -          -        (52,602)
(Increase) decrease
 in other current
 assets                     -        (4,596)        -          -         (2,981)
Increase (decrease)
in accrued expenses     79,287       11,455    (36,187)   (31,165)      152,160
                     ----------------------------------------------------------

Net Cash Used by
Operating  Activities (497,850)    (872,963)   (93,500)  (298,616)   (1,986,928)
                     ----------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Payment of deposits                                 -          -         (6,996)
Purchase of Intangibles (69,954)     (9,154)        -          -       (144,371)
Purchase of fixed assets (2,007)    (20,879)        -      (1,831)      (77,089)
                      ---------------------------------------------------------

Net Cash Used By
Investing activities    (71,961)    (30,033)        -      (1,831)     (228,456)
                      ---------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                        From
                                                                   Inception on
                                                                     October 3,
                        For the Nine Months  For the Three Months  1994 Through
                           Ended, June 30,      Ended June 30,        June 30,
                        --------------------------------------------------------
                        1997         1996      1997         1996       1997
                    ------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of notes
payable and contracts
payable                (7,058)      (20,900)    (2,575)   (14,400)      (15,222)
Proceeds from sale of
 Common stock         359,080       822,352     41,700    242,907     1,910,158

Proceeds from notes
payable and convertible
debenture             195,909        83,100     46,257     83,100       334,609
                    -----------------------------------------------------------

Net Cash Provided by
Financing Activities $547,931      $884,552    $85,382   $311,607    $2,229545
                    ===========================================================

INCREASE (DECREASE)
IN CASH              $(21,880)     $(18,444)   $(8,118)  $ 11,160    $   14,161

CASH AT BEGINNING
OF PERIOD              36,041       130,260     22,279    100,656            -
                    -----------------------------------------------------------

CASH AT END OF
PERIOD               $14,161       $111,816    $14,161   $111,816    $   14,161
                    ===========================================================

CASH PAID FOR:
 Interest            $ 9,766       $  3,055    $ 3,300   $  1,981    $  15,900
 Income taxes        $    -        $     -     $    -    $     -     $      -


SUPPLEMENTAL DISCLOSURES
OF NON-CASH
INVESTING AND
FINANCING ACTIVITIES:

Increase in subscription notes
receivable and future
production
costs receivable     $    -         $    -      $    -   $     -    $(2,331,800)

Addition to debt
for acquisition
of intangibles       $    -         $    -      $    -   $     -    $ 1,302,914

Common stock issued
for services         $    -         $    -      $    -   $135,618   $   159,925

Equipment acquired
under lease payable  $    -         $    -      $    -   $     -    $    25,533


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      June 30, 1997 and September 30, 1996

NOTE 1- COMPANY ORGANIZATION AND BUSINESS ACTIVITY

Sionix Corporation (formerly Automatic Control Corporation) (the "Company") was incorporated in Nevada on October 3, 1994. The Company was formed to design, develop, and market an automatic water filtration system primarily for small water districts.

The Company is in the development stage and its efforts through March 31, 1997 have been principally devoted to research and development, organizational activities, and raising capital. As of March 31, 1997, the Company has had limited revenues. The ultimate recovery of investments and costs is dependent on future profitable operations, which presently cannot be determined.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          Description                                    Useful Lives
         ---------------------------------------------------------------
         Computers and test equipment                         5 years
         Furniture and fixtures                               5 years

d. Intangible Assets

Intangible assets are recorded at cost. Amortization of the costs are determined using the straight-line method over the expected useful life of 15 years.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                  Notes to the Financial Statements(Continued)
                      June 30, 1997 and September 30, 1996

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e. Inventory

Work-in-process and finished goods are stated at the lower of average cost or market. Inventories at September 30, 1996 consisted of the following:

                                         June 30,              September 30,
                                          1997                     1996
                                     -----------------------------------------
           Work-in-progress           $       -                $     33,083
           Finished goods                   52,602                    7,250
                                     ------------------------------------------
               Total                  $     52,602
                                     ==========================================
                                      $     40,333

     f. Research and Development

Research and development costs are expensed as incurred.

     g. Net Loss Per Share

The computation of net loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     h. Provision for Income Taxes

No provision for income taxes have been recorded due to net operating losses. The Company accounts for income taxes pursuant to FASB Statement No. 109. The Internal Revenue Code contains provisions which may limit the loss carry forwards available should certain events occur, including significant changes in stockholder ownership interests, accordingly the tax benefit of the loss carryovers is offset by a valuation allowance of the same amount. The loss carryovers of approximately $2,450,000 will expire by the year 2012.

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

                               SIONIX CORPORATION
                          (A Development Stage Company)
                  Notes to the Financial Statements(Continued)
                      June 30, 1997 and September 30, 1996

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment at June 30, 1997 and September 30, 1996 consisted of the following:



                                        June 30,                September 30,
                                         1997                      1996
                                   --------------------------------------------
     Computers and test equipment   $   127,610                 $     125,603
     Furniture and fixtures               3,832                         3,832
                                   --------------------------------------------

          Total                         131,442                       129,435

     Less accumulated depreciation      (38,568)                      (22,068)
                                   --------------------------------------------

     Property and Equipment - Net   $    92,874                 $      170,637
                                   ============================================



NOTE 4- INTANGIBLE ASSETS

Intangible assets at June 30, 1997 and September 30, 1996 consisted of the following:


                                        June 30,                September 30,
                                         1997                      1996
                                   --------------------------------------------

         Patents issued and pending $   106,524                  $      102,531
         Intellectual property          745,793                         745,667
         Marketing and development
          costs                         566,147                         500,312
         Less accumulated amortization (204,218)                       (137,888)
                                   --------------------------------------------

         Intangible Assets - Net    $ 1,214,246                  $    1,210,622
                                   ============================================



NOTE 5- LOAN PAYABLE

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

                               SIONIX CORPORATION
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)
                      June 30, 1997 and September 30, 1996

NOTE 6- LEASE COMMITMENTS

The Company leases equipment with a lease term through July of 1999. Obligations under this capital lease have been recorded in the accompanying financial statements at the present value of future minimum lease payments. The capitalized cost of $25,533 less accumulated depreciation of $2,553 is included in property and equipment in the accompanying financial statements.

Obligations under this capital lease consist of the following:

     Total                              $        16,810
     Less: current portion                      ( 7,847)
                                        ----------------

     Long-term portion                  $         8,963
                                        +++++===========

The future minimum lease payments under this capital lease and the net present value of the future minimum lease payments are as follows:


                                   Year Ending
                                   September 30,             Amount
                                   -------------            --------
                                        1997                $  2,160
                                        1998                   9,470
                                        1999                   7,892
                                        2000                      -
                                        2001 and thereafter       -

     Total future minimum lease payments                      19,522

     Less, amount representing interest                       (2,712)

     Present value of future minimum
          lease payments                                    $ 16,810
                                                            ==========


                               SIONIX CORPORATION
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)
                      June 30, 1997 and September 30, 1996

NOTE 7- RELATED PARTY PAYABLES

The Company has received advances in the form of promissory notes from various shareholders and other related parties in order to pay minimal ongoing operating expenses. As of March 31, 1997, $248,109 was due from the Company as a result of these promissory notes. The notes bear interest at 10% and 13% and originally matured during November and December, 1996. The related parties and shareholders currently intend to extend the promissory notes at least another year and thus the corresponding liability has been classified as long-term in the accompanying financial statements.

NOTE 8- CONVERTIBLE DEBENTURE

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

NOTE 9- ACQUISITION AGREEMENT AND PLAN OF REVERSE MERGER

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

NOTE 10- STOCKHOLDERS' EQUITY

During the year ended March 31, 1995, 414,200 shares of common stock were issued in return for notes receivable in the amount of $1,656,800. These notes are secured by the shares issued and are non-recourse. They have a stated interest rate of 6% and have maturity dates ranging from March 1, 1998 to September 7, 1998.

In March 1997, the Company revoked an agreement for future production costs due to the heavy backlog of the contracting company. Under the original agreement, the Company issued 542,138 shares for productions costs valued at $675,000. Under the revocation agreement, the shares originally issued have been cancelled and the accompanying financial statements reflect the cancellation.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)
                      June 30, 1997 and September 30, 1996


NOTE 11- COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit in San Diego County Superior Court filed by an ex-employee. The ex-employee alleges that the Company breached his employment contract and personally defamed him. The Company has filed its cross claims and intends to vigorously defend the lawsuit. The ultimate outcome of the case is uncertain but management believes an unfavorable outcome is remote. Therefore, no accrual has been recorded in the accompanying financial statements.

NOTE 12- COMMON STOCK PURCHASE WARRANTS

The Company's Board of Directors has authorized and approved 1,443,328 common stock purchase warrants as of March 31, 1997 as follows:


               Number            Exercise Price
               of Warrants        Per Share      Expiration Date(s)
               ----------------------------------------------------------------
               570,100           $       1.00    May 15, 1998 - Sept. 30, 1998
               104,445           $      10.00    January 4, 1998
                   783           $     550.00    May 15, 1998
               851,400           $       0.50    January 2, 1998 - June 30, 1999



NOTE 13- GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to generate revenue through the sales of its software and hardware products. The Company is in the process of completing a $500,000 private placement of its common stocks to fill requests for its hardware products. In the opinion of management, sales of the Company's products, together with the proceeds of the private placement, will be sufficient to fund the Company's operating expenses and capital requirements for at least the next twelve months. However, the outcome of these events is currently uncertain.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Sionix Corporation
(A Development Stage Company)
San Diego, California

     The accompanying balance sheet of Sionix Corporation (formerly Automatic Control Corporation) (a development stage company) as of June 30, 1997 and the related statements of operations, stockholders' equity and cash flows for the three months then ended June 30, 1997 and 1996 and for the six months ended June 301, 1997 and 1996 and from inception on October 3, 1994 through June 30, 1997, were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet of Sionix Corporation as of September 30, 1996 was audited by us and we expressed an unqualified opinion on it in our report dated October 17, 1996.

/s/      JONES, JENSEN & COMPANY

Jones, Jensen & Company
August 11, 1997










              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter the Company continued to re-focus its energies on the marketing of its patented water treatment components and filtration products. This was necessary because the original marketing surveys conducted prior to the release of the Company's automation software indicated a high degree of need for the software product by water industry professionals, yet, upon the release of the software product many water facilities that originally committed to the Company's software declined on their commitments citing budget restrictions. However, every water utility or commercial enterprise that has requested a pilot test model of the Company's DAF treatment system have asked the Company include the software package in full. Some of the components of the full package are being prepared to be marketed separately. Since software sales did not meet any of management's projections, additional investment by officers, directors and stockholders was required to enable the company to continue operations. Currently the Company is being represented by two investment groups to provide funding to initiate manufacturing of the water treatment components and filtration products.

RESULTS OF OPERATIONS

     For the quarter the Company is reporting a loss of $157,300 or less than $0.01 per share. This represents a 23.8% reduction in the loss over the previous quarter and a 55.5% reduction in the loss over the same quarter of the previous year.

     In order to market it's water treatment components and filtration equipment, the Company has made many presentations to municipal and commercial water treatment facilities that has resulted in numerous requests for a short-term pilot study of the Company's equipment on-site. Additionally, negotiations of OEM agreements with several international companies are continuing. These negotiations have taken longer than originally expected as more information about the serious condition of water quality in the United States and elsewhere is published and assessments of the economics of water treatment continue. Management is confident that these OEM agreements will be consummated in the near future. The Company maintains an internet website at www.sionix.com.

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











              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                          PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

     At the end of the period coverage by this report the Company is a defendant in a lawsuit in San Diego County Superior Court filed by an ex-employee. The ex-employee alleged that the Company breached his employment contract and personally defamed him. The Company had filed its cross claim and intends to vigorously defend the lawsuit. At the time of the filing of this report, the parties had settled the lawsuit.

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


                                                  SIONIX CORPORATION
                                                  A Utah Corporation


Dated: August 14, 1997                            /s/   Jack F. Moorehead
                                                  -----------------------------
                                                  By:  Jack F. Moorehead
                                                  Its:  President



Dated: August 14, 1997                            /s/ Michael A. Taylor
                                                  -----------------------------
                                                  By:  Michael A. Taylor
                                                  Its: Chief Executive Officer