Form 10KSB
period 1997-09-30
SIONIX CORP /UT/
filed 1998-02-18
CIK 764667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____


                        COMMISSION FILE NUMBER: 2-95626-D


                               SIONIX CORPORATION
             (Exact name of Registrant as specified in its charter)


               UTAH                                               87-0428526
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)

5355 MIRA SORRENTO PLACE, SUITE 100, SAN DIEGO, CALIFORNIA          92121
         (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:             (619) 622-0200

Securities Registrant pursuant to Section 12(b) of the Act:           NONE

Securities registered pursuant to Section 12(g) of the Act:           NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price on September 30, 1997 was approximately $12,800,000.

        The number of shares outstanding of the registrant's common stock as of September 30, 1997 was 24,054,590.

                               SIONIX CORPORATION

                                   FORM 10-KSB

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                      INDEX


                                                                                       PAGE
                                                                                       ----
                                             PART I
Item 1.     Business                                                                    1

Item 2.     Properties                                                                  4

Item 3.     Legal Proceedings                                                           4

Item 4.     Submission of Matters to a Vote of Security Holders                         4


                                            PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters                                                         5

Item 6.     Selected Financial Data                                                     5

Item 7.     Management Discussion and Analysis of Financial Condition
            and Results of Operations                                                   5

Item 8.     Financial Statements and Supplementary Data                                 6

Item 9.     Disagreements on Accounting and
            Financial Disclosures                                                       6


                                            PART III

Item 10.    Directors and Executive Officers of the Registrant                         21

Item 11.    Executive Compensation                                                     22

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                                             23

Item 13.    Certain Relationships and Related Transactions                             23


                                            PART IV

Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K          24

            Signatures                                                                 25

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

        The Company has designed and tested equipment for improving the treatment of water for commercial, industrial and public water treatment facilities. As of September 30, 1997 the Company has had seven of its patents issued and an eighth one allowed. It is currently in the process of raising capital to begin widespread manufacturing and marketing of it's product lines.

        The Company's executive offices and principal operations are located at 5355 Mira Sorrento Place, Suite 100, San Diego, California 92121 and its telephone number is (619) 622-0200.

PRODUCTS

        Dissolved Air Flotation (DAF) Particle Separator

        The Company has taken a bulky, yet extremely effective, 70 year old technology and made it modular and portable. In fact, DAF technology is so efficient, the American Water Works Association's (AWWA) internet website lists over 125 research papers that verify the treatment and cost benefits of DAF and the October 1997 issue of the AWWA Journal published a report on the effectiveness of DAF in extending the run lengths of microfiltration products.

        Like it's much larger, costlier and older sibling, the Sionix DAF particle separators use microscopic air bubbles to remove suspended particles in the water. In the Sionix DAF column, a vertical vortex of spinning water forms a high-pressure zone at the outer perimeter and a low-pressure vortex of trapped air in its center. Algae, oils and other buoyant particles are pushed by the microscopic air bubbles into the center. The contaminants are held there by surface tension at the vortex's air-water interface and slowly discharged along with excess air and water to the waste line. The Company's DAF process uses no polymer chemicals or toxic metals and wastewater can be safely returned to a lake, river, or reservoir without damaging the environment. Additionally, the Sionix DAF particle separators substantially improves filter efficiency, increases flow rates in existing sand-type or micro-type filters and extends the life of the filter media by extending the time between filter cleaning cycles.

        The real advantages of Sionix's patented DAF technology is it's size and affordable cost. The standard tank-type DAF particle separators treat tremendous amounts of water, so they are very large, in most cases require engineering and construction and take up a great deal of space. These DAF "projects", by their very nature, are too costly for most small municipal waster districts and are not conducive to applications such as hotels, cooling towers, dairies or food processing facilities. On the other hand, the Sionix DAF particle separator requires a minimal amount of space, is economically priced and, since it is a modular piece of equipment, is installed in a matter of hours, not built on-site as a project.

        Each basic DAF module has a flow-through of 200 gallons per minute (288,000 gallons per day), an amount necessary to supply all the drinking and potable water requirements for approximately 2,400 people. And because modules can be manifolded to meet any gallon per day requirement many larger facilities can benefit by this technology.

         Ozone Oxidation System

        Ozone, long recognized as an excellent "polisher" of water, is being installed in hundreds of municipal water systems around the country. Used in Europe for many decades, this technology has also finally found it's way to the rest of the world. However, problems of high energy costs caused by less than perfect feedwater and inefficient mixing of water and gas, have caused some to become wary of this outstanding technology.

        To overcome these problems, Sionix combined a corona-discharge ozone generator with its patented double-helix ozone mixing chamber. By utilizing the Sionix DAF particle separator (discussed above) to pre-treat the feedwater, less energy is required to create the appropriate amount of Ozone for polishing (cleaner water = less Ozone). By creating a turbulent flow of water and gas within the mixing chamber, Sionix has achieved a much higher saturation with less Ozone (and a minimum of excess Ozone) than in other mixing methods. This equipment was designed to match flow-throughs with the Sionix DAF particle separator, can also be manifolded to create more flow-through, is installed, not constructed, and can be used with or without the DAF system, depending on the quality of the feedwater.

        Microfiltration System

        The requirements of the Surface Water Treatment Rule of the Safe Drinking Water Act of 1996 are forcing more water treatment facilities around the country to look into microfiltration. With the potential requirements of the proposed Enhanced Surface Water Treatment Rule and the addition of the Ground Water Treatment Rule, microfiltration will leap to the forefront of water treatment. Currently, most microfiltration is "membrane" based. And when membranes get dirty, they must be cleaned (if possible) and replaced. In fact, many treatment facilities have turned away from membrane technology solely because of the high maintenance and replacement costs.

        Sionix attacked this problem by perfecting (and patenting) a method that "scrubs" the water through a filter media, rather than pushing the water directly through it. By utilizing a woven stainless steel, 2-micron filter element, the Sionix microfiltration system automatically backflushes in less than one second when the differential pressure increases 3 psi. As with other Sionix equipment, these microfiltration units were designed to work with or without the other products and are installed as complete subassemblies, not constructed on-site.

        Sionix5 Software

        Designed to operate and monitor all of the Sionix equipment products, this user friendly software program was expanded to contain an extensive library of state and federal clean water laws and acts, a plant operator training program, an automatic health department report compiler, and a SCADA design program.

AVAILABILITY OF MATERIALS

        Materials and components use by the Company for manufacturing are carefully selected based on stringent specifications for usage and operating conditions. Every effort is made to specify parts from multiple sources for independence from manufacturers and distributors. The Company has avoided using hard-to-get special parts to further minimize dependency from vendors. Simplicity in design and the use of common, widely used and readily available components is emphasized.

MARKETING AND CUSTOMERS

        Internationally, the total replacement value of the municipal filtration-equipment market in 24 of the largest countries exceeds $5.6 trillion. Domestically, the immediate market exceeds $200 billion by EPA estimate.

        In the United States, an established base of 185,000 small to very small water providers are an ideal target market group for the company's equipment and services. This is clearly the group with the greatest need: most of them now operate outdated, inefficient and expensive systems with EPA reports listing more than 50,000 that are currently in violation of the Safe Drinking Water Act. With more stringent regulation and testing requirements on the way for both surface water and ground water more facilities are going to be forced into changing the way they do business. However, many commercial and industrial water providers and users are coming under heavy scrutiny by state and federal regulators. The dairy industry, meat and poultry producers, food and beverage processors, cooling tower manufacturers and oil and gas producers are just some of the industries that create "bad water" (bacterial, chemical, etc.) and are being targeted with possible indictments for violation of water statutes. Most of these are prime candidates for Sionix products. In addition to the domestic markets, the Company has been contacted by representatives from Spain, Portugal, and Brazil that, combined, have more than $40 billion dollars assigned for water and wastewater treatment.

        Sionix meets this challenge with products that are easily expandable and upgradable. Adding Ozone and microfiltration equipment to a DAF unit is like adding a new hard drive to your computer. Each piece of equipment comes with state-of-the-art telemetry and wet-chemistry monitoring that expands as the system does. Sionix provides lease financing for all of it's products that not only makes it easy for a customer to acquire the equipment, but will guarantee that the customer will always have access to any refinements and improvements made to the company's products.

EMPLOYEES

        At September 30, 1997 the Registrant had 4 full time employees.

ITEM 2. PROPERTIES

        At September 30, 1997 the Registrant did not own property.

ITEM 3. LEGAL PROCEEDINGS

        In July 1997, the Company settled a lawsuit filed in San Diego County Superior Court by Michael Maung, an ex-employee, for a cash amount that was paid in full on December 1, 1997.

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












                 (THE REST OF THE PAGE LEFT INTENTIONALLY BLANK)

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

            Fiscal 1996                            Asked         Bid
            -----------                            -----         ---
            First Quarter                          $ 0.500       $ 0.625
            Second Quarter                         $ 0.375       $ 0.688
            Third Quarter                          $ 0.188       $ 0.438
            Fourth Quarter                         $ 0.063       $ 0.188

HOLDERS OF RECORD

        There were approximately 600 holders of record of the Company's common stock as of September 30, 1997.

DIVIDENDS

        The Company has never declared or paid any cash dividend on its shares of common stock. Future dividends, if any, will vary depending on the Company's profitability and anticipated capital requirements.

 ITEM 6.    SELECTED FINANCIAL DATA

                              Financial Highlights

                                                                        (September 30 for
                                        Year Ended December 31            1996 and 1997)
                                       -----------------------      --------------------------
                                         1994            1995            1996          1997
                                       -------      ----------      ----------     -----------
Net Revenues                           $     -      $        -      $        -     $    15,500
Net Income                              (1,521)       (914,279)       (922,717)       (858,916)
Earnings per share                           -           (0.05)          (0.04)          (0.03)
Return on net revenues                       -               -               -               -
Cash and short-term investments              -         229,407          36,041             271
Total assets                             1,521       1,602,593       1,404,340       1,313.806
Stockholders' equity                         -       1,468,903       1,136,000         698,524

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

        The Company's balance sheet as of September 30, 1997 continues to reflect negative working capital. This was due to a delay in the release of the beta version of the Sionix5 Office Automation and Training Program until October 1996. The Company received financial support by way of a private placement that raised approximately $519,500 since May, 1996. Included in this amount is $142,500 from the Company's top management." These funds allowed the Company to create its initial inventory of product for sale and to ramp up its marketing department.

RESULTS OF OPERATIONS

        The Company released the Sionix5 Software as a stand-alone program in January 1997. and plans to begin marketing the Sionix SCADA System and Sionix5 SCADA Manager before the end of the year. The Sionix Filtration Module is schedule for release in the first quarter of 1997.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 INDEX TO FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----
Balance Sheets - September 30, 1997                                  7
Statement of Operations                                              9
Statement of Stockholders' Equity                                   10
Statement of Cash Flows -  periods ended September 30, 1997         13
Notes to Financial Statements for Period                            15
Independent Auditor's Report                                        20

        All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS


                                                                     September 30,
                                                                         1997
                                                                     -------------
CURRENT ASSETS

  Cash in banks                                                       $      271
  Inventory (Note 2)                                                       6,525
                                                                      ----------

    Total Current Assets                                                   6,796
                                                                     -----------

PROPERTY AND EQUIPMENT - NET (Notes 2 and 3)                              90,436
                                                                      ----------

OTHER ASSETS

  Intangibles - net (Notes 2 and 4)                                    1,216,574
                                                                      ----------

     Total Other Assets                                                1,216,574
                                                                     -----------

    TOTAL ASSETS                                                      $1,313,806
                                                                      ==========

















     The accompanying notes are an integral part of the financial statements

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Balance Sheet (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     September 30,
                                                                         1997
                                                                     -------------
CURRENT LIABILITIES

  Accrued expenses                                                  $    38,934
  Loan payable (Note 5)                                                  50,000
  Lease payable, current portion (Note 6)                                 7,847
  Convertible debenture, current portion (Note 8)                        10,000
  Accounts payable                                                      209,448
                                                                    -----------

    Total Current Liabilities                                           316,229
                                                                    -----------

LONG-TERM DEBTS

  Related party payables (Note 7)                                       274,774
  Lease payable (Note 6)                                                  4,279
  Convertible debenture (Note 8)                                         20,000
                                                                    -----------

     Total Long-Term Debts                                              299,053
                                                                    -----------

          Total Liabilities                                             615,282
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY

  Common stock $.001 par value,
   100,000,000 shares authorized,
   24,054,590 shares issued and outstanding                              24,055
  Additional paid-in capital                                          5,028,702
  Deficit accumulated during the development stage                   (2,697,433)
  Subscription receivable (Note 9)                                   (1,656,800)
                                                                    -----------

    Total Stockholders' Equity                                          698,524
                                                                    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,313,806
                                                                    ===========






     The accompanying notes are an integral part of the financial statements

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Operations


                                                                               From
                                                                          Inception on
                                         For the        For the Nine       October 3,
                                       Year Ended       Months Ended      1994 Through
                                      September 30,     September 30,     September 30,
                                           1997              1996              1997
                                      -------------     -------------     -------------
REVENUE                                $    15,500       $         -       $    15,500

COST OF SALES                                6,540                 -             6,540
                                       -----------       -----------       -----------

GROSS PROFIT                                 8,960                 -             8,960
                                       -----------       -----------       -----------

EXPENSES

  Research and development                   6,701           328,174           850,353
  Depreciation and amortization             93,420            82,551           253,376
  Administrative and marketing             673,074           501,480         1,479,837
                                       -----------       -----------       -----------

     Total Expenses                        773,195           912,205         2,583,566
                                       -----------       -----------       -----------

LOSS FROM OPERATIONS                      (764,235)         (912,205)       (2,574,606)
                                       -----------       -----------       -----------

OTHER INCOME (EXPENSE)

  Write down of obsolete software          (53,614)                -           (53,614)
  Settlement costs                         (25,125)                -           (25,125)
  Interest                                 (15,942)          (10,512)          (44,088)
                                       -----------       -----------       -----------

     Total Other Income (Expense)          (94,681)          (10,512)         (122,827)
                                       -----------       -----------       -----------

NET LOSS BEFORE TAXES                     (858,916)         (922,717)       (2,697,433)

PROVISION FOR INCOME TAXES                       -                 -                 -
                                       -----------       -----------       -----------

NET LOSS                               $  (858,916)      $  (922,717)      $(2,697,433)
                                       ===========       ===========       ===========

NET LOSS PER SHARE                     $     (0.03)      $     (0.04)
                                       ===========       ===========







     The accompanying notes are an integral part of the financial statements

                               SIONIX CORPORATION
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
          From Inception on October 3, 1994 through September 30, 1997


                                                                            Deficit
                                                                          Accumulated
                                     Common Stock         Additional       During the
                              ------------------------      Paid-in       Development  Subscription
                                Shares        Amount        Capital          Stage      Receivable
                              ---------    -----------    -----------     -----------  ------------
Balance,
 October 3, 1994                      -    $         -    $         -     $         -      $  -

Shares issued to initial
 stockholders in October
 1994 at $0.01 per share         10,000             10             90               -         -

Net loss from October 3,
 1994 through
 December 31, 1994                    -              -              -          (1,521)        -
                              ---------    -----------    -----------     -----------      ----

Balance,
 December 31, 1994               10,000             10             90          (1,521)        -

Issuance of common
 stock for assignment
 of rights recorded at
 predecessor cost at
 $0.00 per share              1,990,000          1,990         (1,990)              -         -

Issuance of common
 stock for services at
 $0.25 per share                572,473            572        135,046               -         -

Issuance of common
 stock for debt at $0.25
 per share                      188,561            188         47,347               -         -

Issuance of common
 stock for debt at $0.50
 per share                      595,860            596        297,334               -         -

Issuance of common
 stock for debt at $2.00
 per share                       98,194             98        196,290               -         -

Issuance of common
 stock for debt at $4.00
 per share                      156,025            156        623,944               -         -
                              ---------    -----------    -----------     -----------      ----

Balance forward               3,611,113    $     3,610    $ 1,298,061     $    (1,521)     $  -
                              ---------    -----------    -----------     -----------      ----




     The accompanying notes are an integral part of the financial statements

                               SIONIX CORPORATION
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)
          From Inception on October 3, 1994 through September 30, 1997


                                                                                Deficit
                                                                              Accumulated
                                       Common Stock           Additional       During the
                                --------------------------      Paid-in       Development     Subscription
                                   Shares        Amount         Capital          Stage         Receivable
                                -----------    -----------    -----------     -----------     -----------
Balance forward                   3,611,113    $     3,610    $ 1,298,061     $    (1,521)    $         -

Issuance of common
 stock  for cash at $4.00
 per share                          138,040            138        552,022               -               -

Issuance of common
 stock for subscription
 note receivable at
 $4.00 per share                    414,200            414      1,652,658               -      (1,656,800)

Issuance of common
 stock for future production
 costs at $6.00 per share           112,500            113        674,887               -        (675,000)

Issuance of common
 stock for cash at $6.00
 per share                           94,517             95        567,005               -               -

Net loss for the year
 ended December 31, 1995                  -              -              -        (914,279)              -
                                -----------    -----------    -----------     -----------     -----------

Balance,
 December 31, 1995                4,370,370          4,370      4,744,633        (915,800)     (2,331,800)

Issuance of common
 stock in reorganization         18,632,612         18,633        (58,033)              -               -

Issuance of common
 stock for cash at $1.00
 per share                          572,407            573        571,834               -               -

Issuance of common
 stock for services at
 $1.00 per share                     24,307             24         24,283               -               -

Net loss for the nine
 months ended
 September 30, 1996                       -              -              -        (922,717)              -
                                -----------    -----------    -----------     -----------     -----------
Balance,
 September 30, 1996              23,599,696    $    23,600    $ 5,282,717     $(1,838,517)    $(2,331,800)
                                -----------    -----------    -----------     -----------     -----------



    The accompanying notes are an integral part of the financial statements

                               SIONIX CORPORATION
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)
          From Inception on October 3, 1994 through September 30, 1997


                                                                                Deficit
                                                                              Accumulated
                                      Common Stock            Additional       During the
                               --------------------------       Paid-in       Development     Subscription
                                  Shares         Amount         Capital          Stage         Receivable
                               ----------     -----------     -----------     -----------     -----------
Balance,
 September 30, 1996            23,599,696     $    23,600     $ 5,282,717     $(1,838,517)    $(2,331,800)

Issuance of common
  stock for cash at $1.00
  per share                        80,880              81          80,799               -               -

Issuance of common
  stock for cash at $0.69
  per share                        14,545              15           9,985               -               -

Issuance of common
  stock for cash at $0.67
  per share                        60,000              60          39,940               -               -

Issuance of common
  stock for cash at $0.56
  per share                         4,444               4           2,496               -               -

Issuance of common
  stock for cash at $0.50
  per share                       368,000             368         183,632               -               -

Issuance of common
  stock for cash at $0.31
  per share                         8,064               8           2,492               -               -

Issuance of common
  stock for cash at $0.25
  per share                       186,800             187          46,513               -               -

Issuance of common
  stock for services at
  $0.20 per share                 274,299             274          54,586               -               -

Cancellation of shares
  issued for agreement
  for future production
  costs and other shares         (542,138)           (542)       (674,458)              -         675,000

Net loss for the year
  ended September 30, 1997              -               -               -        (858,916)              -
                               ----------     -----------     -----------     -----------     -----------
Balance,
  September 30, 1997           24,054,590     $    24,055     $ 5,028,702     $(2,697,433)    $(1,656,800)
                              ===========     ===========     ===========     ===========     ===========




     The accompanying notes are an integral part of the financial statements

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                     From
                                                                                Inception on
                                               For the        For the Nine       October 3,
                                             Year Ended       Months Ended      1994 Through
                                            September 30,     September 30,     September 30,
                                                 1997              1996              1997
                                            -------------     -------------     -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

   Net loss                                 $  (858,916)      $  (922,717)      $(2,697,433)
   Adjustments to reconcile net loss
     to net cash used by operating
     activities:
      Depreciation and amortization              93,420            82,551           253,376
      Common stock issued for services           54,860            24,307           214,785
   Change in assets and liabilities:
      (Increase) decrease in inventory           33,808           (40,333)           (6,525)
      (Increase) decrease in other
       current assets                             2,981            70,410                 -
      (Increase) decrease in deposits             6,996            (6,996)                -
      Increase in accounts payable and
       accrued expenses                         136,111            28,182           208,984
                                            -----------       -----------       -----------

         Net Cash Used by
          Operating Activities                 (530,740)         (764,596)       (2,026,813)
                                            -----------       -----------       -----------

CASH FLOWS FROM
  INVESTING ACTIVITIES

  Purchase of intangibles                       (75,771)          (33,968)         (150,188)
  Purchase of fixed assets                       (6,671)          (41,244)          (81,753)
                                            -----------       -----------       -----------

         Net Cash Used by
          Investing Activities                  (82,442)          (75,212)         (231,941)
                                            -----------       -----------       -----------

CASH FLOWS FROM
  FINANCING ACTIVITIES

  Repayment of notes payable and
   contracts payable                            (11,742)           (8,165)          (19,907)
  Proceeds from sale of stock                   366,580           572,407         1,917,658
  Proceeds from notes payable and
   convertible debenture                        222,574            82,200           361,274
                                            -----------       -----------       -----------

         Net Cash Provided by
          Financing Activities              $   577,412       $   646,442       $ 2,259,025
                                            ===========       ===========       ===========




     The accompanying notes are an integral part of the financial statements

                               SIONIX CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)


                                                                                     From
                                                                                Inception on
                                             For the        For the Nine       October 3,
                                           Year Ended       Months Ended      1994 Through
                                          September 30,     September 30,     September 30,
                                               1997              1996              1997
                                          -------------     -------------     -------------
INCREASE (DECREASE) IN CASH                $   (35,770)      $  (193,366)      $       271

CASH AT BEGINNING OF PERIOD                     36,041           229,407                 -
                                           -----------       -----------       -----------

CASH AT END OF PERIOD                      $       271       $    36,041       $       271
                                           ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF
 NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

  Change in subscription notes
   receivable and future production
   costs receivable                        $   675,000       $         -       $(1,656,800)

  Addition to debt for acquisition of
   intangibles                             $         -       $         -       $ 1,302,914

  Common stock issued for services         $    54,860       $    24,307       $   214,785

  Equipment acquired under lease
   payable                                 $         -       $    25,533       $    25,533


CASH PAID FOR:

  Interest                                 $         -       $         -       $     6,134
  Income taxes                             $         -       $         -       $         -









     The accompanying notes are an integral part of the financial statements

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1997



NOTE 1 -    COMPANY ORGANIZATION AND BUSINESS ACTIVITY

            Sionix Corporation (the "Company") was incorporated in Nevada on October 3, 1994. The Company was formed to design, develop, and market an automatic water filtration system primarily for small water districts.

            The Company is in the development stage and its efforts through September 30, 1997 have been principally devoted to research and development, organizational activities, and raising capital. As of September 30, 1997, the Company has had $15,500 of revenues. The ultimate recovery of investments and costs is dependent on future profitable operations, which presently cannot be determined.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a.  Accounting Method

            The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 year end.

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

            c.  Property and Equipment

            Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

                              Description                           Useful Lives
                              -----------                           ------------
                      Computers and test equipment                    5 years
                      Furniture and fixtures                          5 years

            d.  Capitalized Marketing Costs

            Capitalized marketing costs are recorded at cost. The Company follows the policy of capitalizing marketing costs associated with the development of marketing materials. Amortization of the costs are determined using the straight-line method over the expected useful life of 15 years.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1997



NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            e.  Inventory

            Inventory is stated at the lower of average cost or market.

            f.   Research and Development

            Research and development costs are expensed as incurred.

            g.  Net Loss Per Share

            The computation of net loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

            h.  Provision for Income Taxes

            No provision for federal income taxes have been recorded due to net operating losses. The Company accounts for income taxes pursuant to FASB Statement No. 109. The Internal Revenue Code contains provisions which may limit the loss carryforwards available should certain events occur, including significant changes in stockholder ownership interests. Accordingly, the tax benefit of the loss carryovers is offset by a valuation allowance of the same amount. The loss carryforwards of approximately $2,697,000 will expire by the year 2012.

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

NOTE 3 -    PROPERTY AND EQUIPMENT

            Property and equipment at September 30, 1997 consisted of the following:

                      Computers and test equipment                $ 125,603
                      Furniture and fixtures                         10,503
                                                                  ---------
                           Total                                    136,106

                      Less accumulated depreciation                 (45,670)
                                                                  ---------
                      Property and Equipment - Net                $  90,436
                                                                  =========

            Depreciation expense for the year ended September 30, 1997 and for the nine months ended September 30, 1996 was $23,602 and $16,440, respectively.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1997



NOTE 4 -    INTANGIBLE ASSETS

            Intangible assets at September 30, 1997 consisted of the following:

                      Patents issued and pending         $   112,466
                      Intellectual property                1,227,138
                      Marketing and development costs         84,676
                      Less accumulated amortization         (207,705)
                                                         -----------

                      Intangible Assets - Net            $ 1,216,575
                                                         ===========

            Amortization expense for the year ended September 30, 1997 and the nine months ended September 30, 1996 was $69,818 and $66,111, respectively.

NOTE 5 -    LOAN PAYABLE

            Pursuant to an acquisition agreement, the Company assumed various promissory notes originally signed in 1992 and 1993 totaling $50,000. The notes bear interest at 8% and were originally due in 1994. Management of the Company currently cannot locate the holder of the notes and consequently has not been able to settle the liability. The amount is being included as a current liability in the accompanying financial statements until management can locate the note holder and settle the debt.

NOTE 6 -    LEASE COMMITMENTS

            The Company leases equipment with a lease term through July of 1999. Obligations under this capital lease have been recorded in the accompanying financial statements at the present value of future minimum lease payments. The capitalized cost of $25,533 less accumulated depreciation of $7,660 is included in property and equipment in the accompanying financial statements. Depreciation expense for this equipment for the year ended September 30, 1997 was $5,107.

            Obligations under this capital lease consist of the following:

                      Total                      $ 12,126
                      Less: current portion        (7,847)
                                                 --------

                      Long-term portion          $  4,279
                                                 ========

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1997


NOTE 6 -     LEASE COMMITMENTS (Continued)

             The future minimum lease payments under this capital lease and the net present value of the future minimum lease payments are as follows:

                                                            Year Ending
                                                           September 30,
                                                           -------------
                                   1998                      $  9,470
                                   1999                         4,735
                                   2000                             -
                                   2001 and thereafter              -
                                                             --------

                      Total future minimum lease payments      14,205

                      Less, amount representing interest       (2,079)
                                                             --------

                      Present value of future minimum
                       lease payments                        $ 12,126
                                                             ========

NOTE 7 -    RELATED PARTY PAYABLES

            The Company has received advances in the form of promissory notes from various shareholders and other related parties in order to pay minimal ongoing operating expenses. As of September 30, 1997, $274,774 was due by the Company as a result of these promissory notes. Some of the notes bear interest at rates of 7% to 13%.
            All notes are due on demand and unsecured.

NOTE 8 -    CONVERTIBLE DEBENTURE

            As of September 30, 1997, the Company has $30,000 in 10% redeemable, convertible debentures outstanding. Interest accrues at a rate of 10% and is payable on a quarterly basis. The principle and unpaid interest are due during September, October and November 1998. The principal amount is convertible at the option of the holder at any time prior to maturity into shares of the Company's common stock at a rate of $1.00 per common share.

NOTE 9 -    STOCKHOLDERS' EQUITY

            During the year ended December 31, 1995, 414,200 shares of common stock were issued in return for notes receivable in the amount of $1,656,800. These notes are secured by the shares issued and are non-recourse. They have a stated interest rate of 6% and have maturity dates ranging from March 1, 1998 to September 7, 1998.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1997


NOTE 10 -   COMMON STOCK PURCHASE WARRANTS

             The Company's Board of Directors has authorized and approved 1,526,768 common stock purchase warrants as of September 30, 1997 as follows:

                              Number     Exercise Price               Expiration
                           of Warrants      Per Share                   Date(s)
                           -----------   --------------     -------------------------------
                             570,100         $  1.00         May 15, 1998 - Sept. 30, 1998
                             104,445         $ 10.00                 January 4, 1998
                                 783         $  5.50                  May 15, 1998
                             851,400         $  0.50        January 2, 1998 - June 30, 1999

NOTE 11 -    GOING CONCERN

             The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to generate revenue through the sales of its software and hardware products. During the later part of the Fiscal 1996, the Company focused its energies on raising capital to begin the manufacturing and marketing of its equipment products. Toward these ends the Company engaged the public relations firm of Howard Bronson Associates of New York to aid in the raising of capital and presented seminars on its technology in areas where water quality is a serious problem. Management believes, with successful completion of a financial package, that delivered sales of the Company's equipment products will occur. In the opinion of management, sales of the Company's products, together with the proceeds of an offering, will be sufficient for it to continue as a going concern.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Sionix Corporation
San Diego, California

We have audited the accompanying balance sheet of Sionix Corporation (a development stage company) as of September 30, 1997, and the related statements of operations, stockholders' equity and cash flows for the year ended September 30, 1997, for the nine months ended September 30, 1996, and from inception on October 3, 1994 through September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sionix Corporation (a development stage company) as of September 30, 1997, and the results of its operations and its cash flows for the year ended September 30, 1997, for the nine months ended September 30, 1996 and from inception on October 3, 1994 through September 30, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company is a development stage company with no significant operating results to date and has suffered recurring losses which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Jones, Jensen & Company

Salt Lake City, Utah
February 2, 1998

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

                                                                  Amount and
                                                  Position        Nature of       Percent
                                                    with          Beneficial      of
        Name                      Age     Since  Registrant       Ownership       Class
        ----                      --      ----    --------        ---------       -----
        Michael Taylor            44      1996    CEO/CFO         1,017,849       4.23%
                                                  Director

        Jack Moorehead            66      1996    President         797,929       3.32%
                                                  Director

        S. Donna Friedman(1)      64      1995    Secretary       9,638,000      40.07%
                                                  Treasurer
                                                  Director

        Laura Friedman(1)         29      1995    Director          383,786       1.60%

        Cheryl Friedman(1)        31      1995    Director          383 786       1.60%

        Rodney Anderson           69      1997    Director           51,103        .21%

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

        Rodney Anderson - Elected as a director in February 1997. Mr. Anderson has been the owner of RJ Metal Products, a tool and die shop for over 20 years. He was also a Director of Coronado Capital from February 15, 1994 until the merger with Sionix.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS

        For the fiscal year ended September 30, 1996, executive officers received compensation as follows:

        Name                       Position             Amount of Compensation
        ----                       --------             ----------------------
        Michael Taylor             CEO/CFO                 70,000 shares(1)
        Jack Moorehead             President                  $ 54,480
        S. Donna Friedman          Sec/Treas.                 $      0



(1) See Item 13., for information regarding compensation of Michael A. Taylor.

EMPLOYMENT CONTRACTS/STOCK INCENTIVE PLANS

        No employment contracts or stock incentive plans were adopted or granted by the Company during the fiscal year ended September 30, 1997.

COMPENSATION OF DIRECTORS

        No director of the Company received any compensation for being a director during the fiscal year ended September 30, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information, to the extent known by the Company, as to the persons and companies who owned beneficially more than five percent (5%) of the outstanding shares of the Common Stock of the Company at the close of business on September 30, 1997, and the beneficial ownership of the Company, as a group, as of such date. The number of shares held by each Director is set forth in Item 10 hereinabove.

Title of                                   Amount and Nature of
Class       Name and Address               Beneficial Ownership          Percent of Class
--------    ----------------               --------------------          ----------------
Common     S. Donna Friedman Trust                9,638,000                     40.87%
           4120 Porte De Merano #80
           San Diego, CA. 92122

Common     All Directors and                     12,326,933                     51.25%
           Officers as a Group
            (Five (6) Persons)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING AGREEMENT WITH MICHAEL A. TAYLOR

        On May 15, 1996, the Company entered into a consulting agreement with Michael A. Taylor under which Mr. Taylor as consultant would provide financial, tax and management consultant services to the Company with regard to matters that effect the accounting, tax return preparation, fund raising and management of the Company. The term of the consulting agreement is for a period of two (2) years. Under the terms of said contract as approved and adopted by the board of directors, Mr. Taylor would receive as compensation for his services to the Company five hundred thousand shares (500,000) of common stock. In consideration of the continued performance and services to be provided by Mr. Taylor to the Company under the consulting agreement, the Company agreed to pay Mr. Taylor in current funds as compensation for his services a fee of $5,000 per month plus reimbursement for all out of pocket costs, or in lieu of cash, cause to be issued ten thousand (10,000) shares of common stock per month. Mr. Taylor has not been paid any cash compensation for his services and has been issued 90,000 shares of common stock as compensation under said consulting agreement.

PURCHASE OF UNREGISTERED SHARES OF THE COMPANY'S COMMON STOCK

        During the period covered by this report, Jack F. Moorehead, the President and a Director of the Company purchased 34,000 shares of unregistered and restricted common stock of the Company at prices ranging from $0.50 to $1.00 per share. Michael A. Taylor, the Chief Executive Officer, Chief Financial Officer and a Director of the Company purchased 108,245 shares of unregistered and restricted common stock of the Company at prices ranging from $0.50 to $1.00 per share.

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

              27.   Financial Data Schedule

        (b)   Information filed as part of this report from Form 8-K:   None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                       SIONIX CORPORATION
                                          (REGISTRANT)



Date:  February 11, 1998                    /S/ Jack F. Moorehead
                                            -----------------------------------
                                            By:    Jack Moorehead
                                            Its:   President




Date:  February 11, 1998                    /S/ Michael A. Taylor
                                            -----------------------------------
                                            By:    Michael A. Taylor
                                            Its:   Chief Executive Officer
                                                   Chief Financial Officer

                                 EXHIBIT INDEX





Exhibit
  No.          Description
-------        -----------
  27           Financial Data Schedule