Form 10QSB
period 1997-12-31
SIONIX CORP /UT/
filed 1998-02-18
CIK 764667

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

         (Mark One)

         [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR QUARTER ENDED:   DECEMBER 31, 1997;  OR

         [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD _________ TO __________

         COMMISSION FILE NUMBER:  2-95626-D


                               SIONIX CORPORATION
             (Exact name of Registrant as specified in its charter)

                  UTAH                                87-0428526
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

5355 Mira Sorrento Pl., Suite 100, San Diego, California                92121
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

         On March 31, 1997, there were 24,054,590 shares of the registrant's Common Stock, $.001 par value, outstanding and subscribed.

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

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations and changes in its financial position from inception through March 31, 1997 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Balance Sheets -....................................................       3
Statement of Operations.............................................       5
Statement of Stockholders' Equity...................................       6
Statement of Cash Flows ............................................       9
Notes to Financial Statements for Period  ..........................      11
Independent Auditor's Report .......................................      16

         All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.




              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                               SIONIX CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                     December 31,       September 30,
                                                         1997               1997
                                                     ------------       ------------
                                                     (Unaudited)
CURRENT ASSETS

  Cash in banks                                      $     15,090       $        271
  Inventory (Note 2)                                        6,525              6,525
                                                     ------------       ------------

    Total Current Assets                                   21,615              6,796
                                                     ------------       ------------

PROPERTY AND EQUIPMENT - NET (Notes 2 and 3)               84,636             90,436
                                                     ------------       ------------

OTHER ASSETS

  Intangibles - net (Notes 2 and 4)                     1,209,075          1,216,574
                                                     ------------       ------------

     Total Other Assets                                 1,209,075          1,216,574
                                                     ------------       ------------

TOTAL ASSETS                                         $  1,315,326       $  1,313,806
                                                     ============       ============



     The accompanying notes are an integral part of this financial statement

                               SIONIX CORPORATION
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           December 31,        September 30,
                                                               1997                1997
                                                           ------------        ------------
                                                           (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                         $    185,400        $    209,448
  Convertible debenture, current portion (Note 8)                10,000              10,000
  Loan payable (Note 5)                                          50,000              50,000
  Lease payable, current portion (Note 6)                         8,609               7,847
  Accrued  expenses                                              43,434              38,934
                                                           ------------        ------------

    Total Current Liabilities                                   297,443             316,229
                                                           ------------        ------------

LONG-TERM DEBTS

  Lease payable (Note 6)                                          6,128               4,279
  Related party payables (Note 7)                               331,148             274,774
  Convertible debenture (Note 8)                                 20,000              20,000
                                                           ------------        ------------

     Total Long-Term Debts                                      357,276             299,053
                                                           ------------        ------------

          Total Liabilities                                     654,719             615,282
                                                           ------------        ------------

COMMITMENTS AND CONTINGENCIES
 (Notes 6 and 11)                                                  --                  --
                                                           ------------        ------------

STOCKHOLDERS' EQUITY

  Common stock, $.001 par value,
   100,000,000 shares authorized,
   24,054,590 and 24,054,590 shares
   issued and outstanding, respectively                          24,055              24,055
  Additional paid-in capital                                  5,028,702           5,028,702
  Deficit accumulated during the developmental stage         (2,735,350)         (2,697,433)
  Subscription receivable (Note 10)                          (1,656,800)         (1,656,800)
                                                           ------------        ------------

    Total Stockholders' Equity                                  660,607             698,524
                                                           ------------        ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  1,315,326        $  1,313,806
                                                           ============        ============



     The accompanying notes are an integral part of this financial statement

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                   From
                                                                                Inception on
                                           For the Three Months Ended            October 3,
                                                   December 31,                 1994 Through
                                        --------------------------------        December 31,
                                            1997                1996                1997
                                        ------------        ------------        ------------
REVENUE                                 $       --          $       --          $     15,500

  Cost of sales                                 --                  --                 6,540
                                        ------------        ------------        ------------
     Gross Profit                               --                  --                 8,960
                                        ------------        ------------        ------------

EXPENSES

  Research and development                      --                  --               850,353
  Depreciation and amortization               23,300              27,600             276,676
  Administrative and marketing                 6,286             218,135           1,486,123
                                        ------------        ------------        ------------

     Total Expenses                           29,586             245,735           2,613,152
                                        ------------        ------------        ------------

(LOSS) FROM OPERATIONS                       (29,586)           (245,735)         (2,604,192)
                                        ------------        ------------        ------------

OTHER INCOME (EXPENSE)

  Write-down of obsolete software               --                  --               (53,614)
  Settlement costs                              --                  --               (25,125)
  Interest                                    (8,331)             (3,125)            (52,419)
                                        ------------        ------------        ------------

     Total Other Income (Expense)             (8,331)             (3,125)           (131,158)
                                        ------------        ------------        ------------

NET LOSS                                $    (37,917)       $   (248,860)       $ (2,735,350)
                                        ============        ============        ============

LOSS PER SHARE                          $      (0.00)       $      (0.01)
                                        ============        ============



     The accompanying notes are an integral part of this financial statement

                               SIONIX CORPORATION
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
           From Inception on October 3, 1994 through December 31, 1997
                                   (Unaudited)

                                     Common Stock               Additional
                             -----------------------------       Paid-in          Accumulated
                                Shares           Amount          Capital           Deficit         Subscription
                             ------------     ------------     ------------      ------------      ------------
Receivable
----------

Balance,
 October 3, 1994                     --       $       --       $       --        $       --        $       --

Shares issued to initial
 stockholders in October
 1994 at $0.01 per share           10,000               10               90              --                --

Net loss from October 3,
 1994 through
 December 31, 1994                   --               --               --              (1,521)             --
                             ------------     ------------     ------------      ------------      ------------

Balance,
 December 31, 1994                 10,000               10               90            (1,521)             --

Issuance of common
 stock for assignment
 of rights recorded at
 predecessor cost at
 $0.00 per share                1,990,000            1,990           (1,990)             --                --

Issuance of common
 stock for services at
 $0.25 per share                  572,473              572          135,046              --                --

Issuance of common
 stock for debt at $0.25
 per share                        188,561              188           47,347              --                --

Issuance of common
 stock for debt at $0.50
 per share                        595,860              596          297,334              --                --

Issuance of common
 stock for debt at $2.00
 per share                         98,194               98          196,290              --                --

Issuance of common
 stock for debt at $4.00
 per share                        156,025              156          623,944              --                --
                             ------------     ------------     ------------      ------------      ------------

Balance forward                 3,611,113     $      3,610     $  1,298,061      $     (1,521)     $       --
                             ------------     ------------     ------------      ------------      ------------



    The accompanying notes are an integral part of this financial statement

                               SIONIX CORPORATION
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)
           From Inception on October 3, 1994 through December 31, 1997
                                   (Unaudited)

                                           Common Stock                Additional
                                  ------------------------------        Paid-in          Accumulated        Subscription
                                     Shares            Amount           Capital            Deficit           Receivable
                                  ------------      ------------      ------------       ------------       ------------
Balance forward                      3,611,113      $      3,610      $  1,298,061       $     (1,521)      $       --

Issuance of common
 stock  for cash at $4.00
 per share                             138,040               138           552,022               --                 --

Issuance of common
 stock for subscription
 note receivable at
 $4.00 per share                       414,200               414         1,652,658               --           (1,656,800)

Issuance of common
 stock for future production
 costs at $6.00 per share              112,500               113           674,887               --             (675,000)

Issuance of common
 stock for cash at $6.00
 per share                              94,517                95           567,005               --                 --

Net loss for the year
 ended December 31,
 1995                                     --                --                --             (914,279)              --
                                  ------------      ------------      ------------       ------------       ------------

Balance,
 December 31, 1995                   4,370,370             4,370         4,744,633           (915,800)        (2,331,800)

Issuance of common
 stock in reorganization            18,632,612            18,633           (58,033)              --                 --

Issuance of common
 stock for cash at $1.00
 per share                             572,407               573           571,834               --                 --

Issuance of common
 stock for services at
 $1.00 per share                        24,307                24            24,283               --                 --

Net loss for the nine
 months ended
 September 30, 1996                       --                --                --             (922,717)              --
                                  ------------      ------------      ------------       ------------       ------------

Balance,
 September 30, 1996                 23,599,696      $     23,600      $  5,282,717       $ (1,838,517)      $ (2,331,800)
                                  ------------      ------------      ------------       ------------       ------------



     The accompanying notes are an integral part of this financial statement

                               SIONIX CORPORATION
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)
           From Inception on October 3, 1994 through December 31, 1997
                                   (Unaudited)

                                            Common Stock                   Additional
                                   -------------------------------          Paid-in         Accumulated        Subscription
                                      Shares             Amount             Capital           Deficit           Receivable
                                   ------------       ------------       ------------       ------------       ------------
Balance,
 September 30, 1996                  23,599,696       $     23,600       $  5,282,717       $ (1,838,517)      $ (2,331,800)

Issuance of common stock
 for cash at $1.00 per share             80,880                 81             80,799               --                 --

Issuance of common stock
 for cash at $0.69 per share             14,545                 15              9,985               --                 --

Issuance of common stock
 for cash at $0.67 per share             60,000                 60             39,940               --                 --

Issuance of common stock
 for cash at $0.56 per share              4,444                  4              2,496               --                 --

Issuance of common stock
 for cash at $0.50 per share            368,000                368            183,632               --                 --

Issuance of common stock
 for cash at $0.31 per share              8,064                  8              2,492               --                 --

Issuance of common stock
 for cash at $0.25 per share            186,800                187             46,513               --                 --

Issuance of common stock
 for services at $0.20 per
 share                                  274,299                274             54,586               --                 --

Cancellation of shares issued
 issued for agreement for
 future production costs and
 other shares                          (542,138)              (542)          (674,458)              --              675,000

Net loss for the year ended
 September 30, 1997                        --                 --                 --             (858,916)              --
                                   ------------       ------------       ------------       ------------       ------------

Balance,
 September 30, 1997                  24,054,590             24,055          5,028,702         (2,697,433)        (1,656,800)

Net loss for the three months
 ended December 31, 1997                   --                 --                 --              (37,917)              --
                                   ------------       ------------       ------------       ------------       ------------

Balance,
 December 31, 1997                   24,054,590       $     24,055       $  5,028,702       $ (2,735,350)      $ (1,656,800)
                                   ============       ============       ============       ============       ============



     The accompanying notes are an integral part of this financial statement

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                    From
                                                                                Inception on
                                             For the Three Months Ended          October 3,
                                                    December 31,                1994 Through
                                          -------------------------------       December 31,
                                              1997               1996               1997
                                          ------------       ------------       ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss                                $    (37,917)      $   (248,860)      $ (2,735,350)
  Adjustments to Reconcile Net Loss
   to Net Cash Used by Operating
   Activities
    Depreciation and amortization               23,300             27,600            276,676
    Common stock issued for services              --                 --              214,785
  Change in Assets and Liabilities
    (Increase) decrease in inventory              --              (21,552)            (6,525)
    Increase (decrease) in accrued
     expenses                                  (19,549)            61,184            189,435
                                          ------------       ------------       ------------

 Net Cash Used by
  Operating Activities                         (34,166)          (181,628)        (2,060,979)
                                          ------------       ------------       ------------

CASH FLOWS FROM
  INVESTING ACTIVITIES

  Purchase of intangibles                      (10,000)           (66,207)          (160,188)
  Purchase of fixed assets                        --               (1,642)           (81,753)
                                          ------------       ------------       ------------

Net Cash Used by
  Investing Activities                         (10,000)           (67,849)          (241,941)
                                          ------------       ------------       ------------

CASH FLOWS FROM
  FINANCING ACTIVITIES

  Repayment of notes payable and
   contracts payable                             2,611             (2,487)           (17,296)
  Proceeds from sale of stock                     --              125,380          1,917,658
  Proceeds from notes payable and
   convertible debenture                        56,374            116,169            417,648
                                          ------------       ------------       ------------

Net Cash Provided by
  Financing Activities                    $     58,985       $    239,062       $  2,318,010
                                          ------------       ------------       ------------



     The accompanying notes are an integral part of this financial statement

                               SIONIX CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                     From
                                                                                 Inception on
                                              For the Three Months Ended          October 3,
                                                     December 31,                1994  Through
                                           ------------------------------        December 31,
                                               1997               1996               1997
                                           ------------      ------------       ------------
INCREASE (DECREASE) IN CASH                $     14,819      $    (10,415)      $     15,090

CASH AT BEGINNING OF PERIOD                         271            36,041               --
                                           ------------      ------------       ------------

CASH AT END OF  PERIOD                     $     15,090      $     25,626       $     15,090
                                           ============      ============       ============

CASH PAID FOR:
  Interest                                 $       --        $      3,125       $      9,259
  Income taxes                             $       --        $       --         $       --

SUPPLEMENTAL DISCLOSURES OF NON-
 CASH INVESTING AND FINANCING
 ACTIVITIES:

  Increase in subscription notes
   receivable and future production
   costs receivable                        $       --        $       --         $ (2,331,800)

  Addition to debt for acquisition of
   intangibles                             $       --        $       --         $  1,302,914

  Common stock issued for services         $       --        $       --         $    159,925

  Equipment acquired under lease
   payable                                 $       --        $       --         $     25,533



     The accompanying notes are an integral part of this financial statement

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    December 31, 1997 and September 30, 1997


NOTE 1 -      COMPANY ORGANIZATION AND BUSINESS ACTIVITY

              Sionix Corporation (formerly Automatic Control Corporation) (the "Company") was incorporated in Nevada on October 3, 1994. The Company was formed to design, develop, and market an automatic water filtration system primarily for small water districts.

              The Company is in the development stage and its efforts through December 31, 1997 have been principally devoted to research and development, organizational activities, and raising capital. As of December 31, 1997, the Company has had $15,500 of revenues. The ultimate recovery of investments and costs is dependent on future profitable operations, which presently cannot be determined.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected to change its year end to September 30.

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

              c.  Property and Equipment

              Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

                     Description                             Useful Lives
             -----------------------------                   ------------
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

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    December 31, 1997 and September 30, 1997


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e.  Inventory

              Inventory is stated at the lower of average cost of market.

              f.  Research and Development

              Research and development costs are expenses as incurred.

              g.  Net Loss Per Share

              The computation of net loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

              h.  Provision for Income Taxes

              No provision for federal income taxes have been recorded due to net operating losses. The Company accounts for income taxes pursuant to FASB Statement No. 109. The Internal Revenue Code contains provisions which may limit the loss carryforwards available should certain events occur, including significant changes in stockholder ownership interests. Accordingly, the tax benefit of the loss carryovers is offset by a valuation allowance of the same amount. The loss carryforwards of approximately $2,735,000 will expire by the year 2012.

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

NOTE 3 -      PROPERTY AND EQUIPMENT

              Property and equipment at December 31, 1997 consisted of the following:

                      Computers                                  $             125,603
                      Furniture and fixtures                                    10,503
                                                                 ---------------------
                           Total                                               136,106
                      Less accumulated depreciation                            (51,470)
                                                                 ---------------------
                      Property and Equipment - Net               $              84,636
                                                                 =====================

              Depreciation expense for the three months ended December 31, 1997, and for the year ended September 30, 1997 was $5,800 and $23,602, respectively.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    December 31, 1997 and September 30, 1997


NOTE 4 -      INTANGIBLE ASSETS

              Intangible assets at December 31, 1997 consisted of the following:

                     Patents issued and pending               $             112,466
                     Intellectual property                                1,227,138
                     Marketing and development costs                         84,676
                     Less accumulated amortization                         (215,205)
                                                              ---------------------

                     Intangible Assets - Net                  $           1,209,075
                                                              =====================

              Amortization expense for the three months ended December 31, 1997 and for the year ended September 30, 1997 was $17,500 and $69,818, respectively.

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

NOTE 6 -      LEASE COMMITMENTS

              The Company leases equipment with a lease term through July of 1999. Obligations under this capital lease have been recorded in the accompanying financial statements at the present value of future minimum lease payments. The capitalized cost of $25,533 less accumulated depreciation of $9,160 is included in property and equipment in the accompanying financial statements. Depreciation expense for this equipment for the three months ended December 31, 1997 and for the year ended September 30, 1997 was $1,500 and $5,107, respectively.

              Obligations under this capital lease consist of the following:

                     Total                           $              14,737
                     Less: current portion                          (8,609)
                                                     ---------------------

                     Long-term portion               $               6,128
                                                     =====================

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    December 31, 1997 and September 30, 1997


              The future minimum lease payments under this capital lease and the net present value of the future minimum lease payments are as follows:

                           Year Ending
                          September 30,
                        -----------------
                                  1998                           $         9,470
                                  1999                                     7,346
                                  2000                                       -
                                  2001 and thereafter                        -
                                                                 ---------------

              Total future minimum lease payments                         16,816

              Less, amount representing interest                          (2,079)
                                                                 ---------------

              Present value of future minimum lease payments     $        14,737
                                                                 ===============

NOTE 7 -      RELATED PARTY PAYABLES

              The Company has received advances in the form of promissory notes from various shareholders and other related parties in order to pay minimal ongoing operating expenses. As of December 31, 1997, $331,148 was due by the Company as a result of these promissory notes. Some of the notes bear interest at rates of 7% to 13%. All notes are due on demand and unsecured.

NOTE 8 -      CONVERTIBLE DEBENTURE

              As of December 31, 1997, the Company has $30,000 in 10% redeemable, convertible debentures outstanding. Interest accrues at a rate of 10% and is payable on a quarterly basis. The principle and unpaid interest are due during September, October and November 1998. The principal amount is convertible at the option of the holder at any time prior to maturity into shares of the Company's common stock at a rate of $1.00 per common share.

NOTE 9 -      STOCKHOLDERS' EQUITY

              During the year ended December 31, 1995, 414,200 shares of common stock were issued in return for notes receivable in the amount of $1,656,800. these notes are secured by the shares issued and are non-recourse. They have a stated interest rate of 6% and have maturity dates ranging from March 1, 1998 to September 7, 1998.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    December 31, 1997 and September 30, 1997


NOTE 10 -       COMMON STOCK PURCHASE WARRANTS

                The Company's Board of Directors has authorized and approved 1,526,720 common stock purchase warrants as of December 31, 1997 as follows:

                   Number             Exercise Price                            Expiration
                 of Warrants            Per Share                                Date(s)
                -------------       -----------------                  -----------------------------
                      570,100       $            1.00                  May 15, 1998 - Sept. 30, 1998
                      104,445       $           10.00                                January 4, 1998
                          783       $            5.50                                   May 15, 1998
                      851,400       $            0.50                January 2, 1998 - June 30, 1999

NOTE 11 -       GOING CONCERN

                The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to generate revenue through the sales of its software and hardware products. During the later part of the Fiscal 1996, the Company focused its energies on raising capital to begin the manufacturing and marketing of its equipment products. Toward these ends, the Company engaged the public relations firm of Howard Bronson Associates of New York to aid in the raising of capital and presented seminars on its technology in areas where water quality is a serious problem. Management believes, with successful completion of a financial package, that delivered sales of the Company's equipment products will occur. In the opinion of management, sales of the Company's products, together with the proceeds of an offering, will be sufficient for it to continue as a going concern.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Sionix Corporation
(A Development Stage Company)
San Diego, California

The accompanying balance sheet of Sionix Corporation (a development stage company) as of December 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the three months then ended and for the three months ended December 31, 1996 and from inception on October 3, 1994 through December 31, 1997 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet of Sionix Corporation as of September 30, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated February 2, 1998.




/S/  Jones, Jensen & Company
February 11, 1998



              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         LIQUIDITY AND CAPITAL RESOURCES

         Management is continuing discussions with a number of individuals and groups considering an investment in the Company. Additional loans by officers and shareholders have allowed the Company to continue operations. The Company has engaged the public relations firm of Howard Bronson Associates to aid it in the raising of capital for manufacturing.

         RESULTS OF OPERATIONS

         For the quarter the Company is reporting a loss of $37,917 or $0.00 per share on no revenues.

         The Company is continuing to meet with many potential foreign customers that are looking for immediate solutions to their water problems.
Representatives from Brazil, Chile and Argentina in South America and Saudi Arabia and India in the middle east have indicated an interest in the Sionix filtration technology for use in their countries as soon as manufacturing begins.

         The Company maintains an Internet home page at http://www.sionix.com.

                          PART II - OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is a defendant in a lawsuit in San Diego Superior Courts filed at the end of December of 1997 by a disgruntled stockholder. The stockholder alleges that he was improperly informed of the risks of his investment in the Company. The ultimate outcome of the case is uncertain but management believes that an unfavorable outcome is unlikely. Therefore, no accrual has been recorded in the accompanying financial statements.

         The Company has been declared a judgement creditor in three lawsuits. The amounts due on these judgements were previously recorded liabilities in the accompanying financial statements.

         With the exception of the above referenced matters, there are no legal proceedings against the Company and the Company is unaware of any unasserted claim or assessment which will have a material effect on the financial position or future operations of the Company.

ITEM 2.  CHANGES IN SECURITIES.

         Not required.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Required

ITEM 5.  OTHER INFORMATION.

         Not required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

         (b)      27     Financial Data Schedule

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


                                                        SIONIX CORPORATION
                                                        A UTAH CORPORATION



Dated: February 13, 1997                                /s/   Jack F. Moorehead
                                                        ------------------------
                                                        By:  Jack F. Moorehead
                                                        Its:  President



Dated: February 13, 1997                                /s/ Michael A. Taylor
                                                        ------------------------
                                                        By:  Michael A. Taylor
                                                        Its:  Chief Executive
                                                              Officer

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
  NO.                    DESCRIPTION
-------                  -----------
  27                     Financial Data Schedule