Form 10QSB
period 1998-03-31
SIONIX CORP /UT/
filed 1998-05-15
CIK 764667

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED:   MARCH 31, 1998;  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD _________ TO __________

        COMMISSION FILE NUMBER:  2-95626-D


                               SIONIX CORPORATION
             (Exact name of Registrant as specified in its charter)

             UTAH                                       87-0428526
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

5355 Mira Sorrento Pl., Suite 100, San Diego, California            92121
--------------------------------------------------------         -------------
 (Address of principal executive offices)                         (Zip Code)

                                 (619) 622-0200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

        On March 31, 1998, there were 23,910,020 shares of the registrant's Common Stock, $.001 par value, outstanding and subscribed.

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                 Page
Balance Sheets  .. .............................................. 3
Statement of Operations ......................................... 5
Statement of Stockholders' Equity ............................... 6
Statement of Cash Flows ......................................... 9
Notes to Financial Statements for Period.........................11
Independent Auditor's Report ....................................16

        All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.


              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                               SIONIX CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                       March 31,      September 30,
                                                         1998           1997
                                                      ----------      ----------
                                                            (Unaudited)
CURRENT ASSETS

  Cash in banks                                       $    1,450      $      271
  Inventory (Note 2)                                       6,525           6,525
                                                      ----------      ----------

    Total Current Assets                                   7,975           6,796
                                                      ----------      ----------

PROPERTY AND EQUIPMENT - NET (Notes 2 and 3)              78,836          90,436
                                                      ----------      ----------

OTHER ASSETS

  Intangibles - net (Notes 2 and 4)                    1,192,022       1,216,574
                                                      ----------      ----------

     Total Other Assets                                1,192,022       1,216,574
                                                      ----------      ----------

     TOTAL ASSETS                                     $1,278,833      $1,313,806
                                                      ==========      ==========



    The accompanying notes are an integral part of these financial statements

                               SIONIX CORPORATION
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             March 31,        September 30,
                                                                1998              1997
                                                            -----------       -----------
                                                            (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                          $   161,638       $   209,448
  Convertible debenture, current portion                         30,000            10,000
  Loan payable (Note 5)                                          50,000            50,000
  Lease payable, current portion (Note 6)                         8,609             7,847
  Accrued expenses                                               47,935            38,934
                                                            -----------       -----------

    Total Current Liabilities                                   298,182           316,229
                                                            -----------       -----------

LONG-TERM DEBTS

  Lease payable (Note 6)                                          3,577             4,279
  Related party payables (Note 7)                               356,043           274,774
  Convertible debenture (Note 8)                                     --            20,000
                                                            -----------       -----------

     Total Long-Term Debts                                      359,620           299,053
                                                            -----------       -----------

     Total Liabilities                                          657,802           615,282
                                                            -----------       -----------

COMMITMENTS AND CONTINGENCIES
 (Notes 6 and 11)                                                    --                --
                                                            -----------       -----------

STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 100,000,000 shares
   authorized, 23,910,020 and 24,054,090 shares issued
   and outstanding, respectively                                 23,910            24,055
  Additional paid-in capital                                  4,908,847         5,028,702
  Deficit accumulated during the developmental stage         (2,774,926)       (2,697,433)
  Subscription receivable (Note 10)                          (1,536,800)       (1,656,800)
                                                            -----------       -----------

    Total Stockholders' Equity                                  621,031           698,524
                                                            -----------       -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 1,278,833       $ 1,313,806
                                                            ===========       ===========

    The accompanying notes are an integral part of these financial statements

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                           From
                                                                                                       Inception on
                                                                                                        October 3 ,
                                   For the Six Months Ended          For the Three Months Ended        1994 Through
                                           March 31,                           March 31,                March 31,
                                -----------------------------       -----------------------------
                                   1998              1997              1998              1997              1998
                                -----------       -----------       -----------       -----------       -----------
REVENUE                         $        --       $    15,500       $        --       $    15,500       $    15,500

COST OF SALES                            --             6,540                --             6,540             6,540
                                -----------       -----------       -----------       -----------       -----------

GROSS PROFIT                             --             8,960                --             8,960             8,960
                                -----------       -----------       -----------       -----------       -----------

EXPENSES

  Research and development               --                --                --                --           850,353
  Depreciation and
   amortization                      46,600            55,200            23,300            27,600           299,976
  Administrative and
   marketing                         16,441           402,675            10,155           184,540         1,496,278
                                -----------       -----------       -----------       -----------       -----------

     Total Expenses                  63,041           457,875            33,455           212,140         2,646,607
                                -----------       -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS                (63,041)         (448,915)          (33,455)         (203,180)       (2,637,647)
                                -----------       -----------       -----------       -----------       -----------


OTHER INCOME (EXPENSE)

  Write down of obsolete
   software                              --                --                --                --           (53,614)
  Settlement costs                       --                --                --                --           (25,125)
  Interest                          (14,452)           (6,466)           (6,121)           (3,341)          (58,540)
                                -----------       -----------       -----------       -----------       -----------

     Total Other Income
      (Expense)                     (14,452)           (6,466)           (6,121)           (3,341)         (137,279)
                                -----------       -----------       -----------       -----------       -----------

NET LOSS                        $   (77,493)      $  (455,381)      $   (39,576)      $  (206,521)      $(2,774,926)
                                ===========       ===========       ===========       ===========       ===========

LOSS PER SHARE                  $     (0.00)      $     (0.02)      $     (0.00)      $     (0.01)
                                ===========       ===========       ===========       ===========


    The accompanying notes are an integral part of these financial statements

                               SIONIX CORPORATION
                          (A Development Stage Company)
                     Statements of Stockholders' Equity From
               Inception on October 3, 1994 through March 31, 1998
                                   (Unaudited)


                                                                 Additional
                                       Common Stock               Paid-in         Accumulated     Subscription
                                  Shares           Amount         Capital           Deficit       Receivable
                              -----------      -----------      -----------       -----------     ------------
Balance,
 October 3, 1994                       --      $        --      $        --       $        --     $         --

Shares issued to initial
 stockholders in October
 1994 at $0.01 per share           10,000               10               90                --               --

Net loss from October 3,
 1994 through
 December 31, 1994                     --               --               --            (1,521)              --
                              -----------      -----------      -----------       -----------     ------------

Balance,
 December 31, 1994                 10,000               10               90            (1,521)              --

Issuance of common
 stock for assignment
 of rights recorded at
 predecessor cost at
 $0.00 per share                1,990,000            1,990           (1,990)               --               --

Issuance of common
 stock for services at
 $0.25 per share                  572,473              572          135,046                --               --

Issuance of common
 stock for debt at $0.25
 per share                        188,561              188           47,347                --               --

Issuance of common
 stock for debt at $0.50
 per share                        595,860              596          297,334                --               --

Issuance of common
 stock for debt at $2.00
 per share                         98,194               98          196,290                --               --

Issuance of common
 stock for debt at $4.00
 per share                        156,025              156          623,944                --               --
                              -----------      -----------      -----------       -----------     ------------

Balance forward                 3,611,113      $     3,610      $ 1,298,061       $    (1,521)    $         --
                              -----------      -----------      -----------       -----------     ------------

    The accompanying notes are an integral part of these financial statements

                               SIONIX CORPORATION
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)
            From Inception on October 3, 1994 through March 31, 1998
                                   (Unaudited)


                                          Common Stock               Additional
                                  ----------------------------        Paid-in         Accumulated       Subscription
                                     Shares           Amount          Capital           Deficit          Receivable
                                  -----------      -----------      -----------       -----------       -----------
Balance forward                     3,611,113      $     3,610      $ 1,298,061       $    (1,521)      $        --

Issuance of common
 stock  for cash at $4.00
 per share                            138,040              138          552,022                --                --

Issuance of common
 stock for subscription
 note receivable at
 $4.00 per share                      414,200              414        1,652,658                --        (1,656,800)

Issuance of common
 stock for future production
 costs at $6.00 per share             112,500              113          674,887                --          (675,000)

Issuance of common
 stock for cash at $6.00
 per share                             94,517               95          567,005                --                --

Net loss for the year
 ended December 31,  1995                  --               --               --          (914,279)               --
                                  -----------      -----------      -----------       -----------       -----------

Balance,
 December 31, 1995                  4,370,370            4,370        4,744,633          (915,800)       (2,331,800)

Issuance of common
 stock in reorganization           18,632,612           18,633          (58,033)               --                --

Issuance of common
 stock for cash at $1.00
 per share                            572,407              573          571,834                --                --

Issuance of common
 stock for services at
 $1.00 per share                       24,307               24           24,283                --                --

Net loss for the nine
 months ended
 September 30, 1996                        --               --               --          (922,717)               --
                                  -----------      -----------      -----------       -----------       -----------

Balance,
 September 30, 1996                23,599,696      $    23,600      $ 5,282,717       $(1,838,517)      $(2,331,800)
                                  -----------      -----------      -----------       -----------       -----------

    The accompanying notes are an integral part of these financial statements

                               SIONIX CORPORATION
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)
            From Inception on October 3, 1994 through March 31, 1998
                                   (Unaudited)



                                            Common Stock                Additional
                                   -----------------------------         Paid-in         Accumulated       Subscription
                                     Shares            Amount            Capital           Deficit          Receivable
                                   -----------       -----------       -----------       -----------       ------------
Balance, September 30, 1996         23,599,696       $    23,600       $ 5,282,717       $(1,838,517)      $(2,331,800)

Issuance of common stock for
 cash at $1.00 per share                80,800                81            80,799                --                --

Issuance of common stock for
 cash at $0.69 per share                14,545                15             9,985                --                --

Issuance of common stock for
 cash at $0.67 per share                60,000                60            39,940                --                --

Issuance of common stock for
 cash at $0.56 per share                 4,444                 4             2,496                --                --

Issuance of common stock for
 cash at $0.50 per share               368,000               368           183,632                --                --

Issuance of common stock for
 cash at $0.31 per share                 8,064                 8             2,492                --                --

Issuance of common stock for
 cash at $0.25 per share               186,800               187            46,513                --                --

Issuance of common stock for
 services at $0.20 per share           274,299               274            54,586                --                --

Cancellation of shares issued
 for agreement for future
 production costs and other
 shares                               (542,138)             (542)         (674,458)               --           675,000

Net loss for the year ended
 September 30, 1997                         --                --                --          (858,916)               --
                                   -----------       -----------       -----------       -----------       -----------

Balance,
 September 30, 1997                 24,054,590            24,055         5,028,702        (2,697,433)       (1,656,800)

Expiration of subscription
 notes                                (144,570)             (145)         (119,855)               --           120,000

Net loss for the six months
 ended March 31, 1998                       --                --                --           (77,493)               --
                                   -----------       -----------       -----------       -----------       -----------

Balance, March 31, 1998             23,910,020       $    23,910       $ 4,908,847       $(2,774,926)      $(1,536,800)
                                   ===========       ===========       ===========       ===========       ===========


    The accompanying notes are an integral part of these financial statements

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                                   From
                                                                                                               Inception on
                                          For the Six Months Ended           For the Three Months Ended         October 3,
                                                  March 31,                          March 31,                 1994 Through
                                       -----------------------------       -----------------------------         March 31,
                                           1998             1997               1998              1997              1998
                                       -----------       -----------       -----------       -----------       ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss                             $   (77,493)      $  (455,381)      $   (39,576)      $  (206,521)      $(2,774,926)
  Adjustments to Reconcile Net
   Loss to Net Cash Used by
   Operating Activities:
    Depreciation and amortization           46,600            55,200            23,300            27,600
                                                                                                                   299,976
    Common stock issued
     for services                               --                --                --                --           214,785
  Change in Assets and
   Liabilities
    (Increase) decrease in
     accounts receivable                        --           (35,000)               --           (35,000)               --
    (Increase) decrease in
     inventory                                  --           (12,269)               --             9,283            (6,525)
    Increase (decrease) in
     accrued expenses                      (38,810)           43,100           (19,261)          (18,084)          170,174
                                       -----------       -----------       -----------       -----------       -----------

 Net Cash Used by
  Operating Activities                     (69,703)         (404,350)          (35,537)         (222,722)       (2,096,516)
                                       -----------       -----------       -----------       -----------       -----------

CASH FLOWS FROM
  INVESTING ACTIVITIES

  Purchase of intangibles                  (10,447)          (69,954)             (447)           (3,747)         (160,635)
  Purchase of fixed assets                      --            (2,007)               --              (365)          (81,753)
                                       -----------       -----------       -----------       -----------       -----------

Net Cash Used by
  Investing Activities                     (10,447)          (71,961)             (447)           (4,112)         (242,388)
                                       -----------       -----------       -----------       -----------       -----------

CASH FLOWS FROM
  FINANCING ACTIVITIES

  Repayment of notes payable
   and contracts payable                        60            (4,483)           (2,551)           (1,995)          (19,847)
  Proceeds from sale of common
   stock                                        --           317,380                --           192,000         1,917,658
  Proceeds from notes payable
   and convertible debenture                81,269           149,652            24,895            33,483           442,543
                                       -----------       -----------       -----------       -----------       -----------

Net Cash Provided by
  Financing Activities                 $    81,329       $   462,549       $    22,344       $   223,487       $ 2,340,354
                                       -----------       -----------       -----------       -----------       -----------

    The accompanying notes are an integral part of these financial statements

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                      From
                                                                                                   Inception on
                                                                                                    October 3,
                                        For the Six Months Ended     For the Three Months Ended    1994 Through
                                                 March 31,                    March 31,             March 31,
                                        -------------------------      ----------------------
                                           1998            1997          1998          1997          1998
                                        -----------      --------      --------      --------     -----------
INCREASE (DECREASE)
 IN CASH                                $     1,179      $(13,762)     $(13,640)     $ (3,347)    $     1,450

CASH AT BEGINNING OF
 PERIOD                                         271        36,041        15,090        25,626               -
                                        -----------      --------      --------      --------     -----------

CASH AT END OF PERIOD                   $     1,450      $ 22,279      $  1,450      $ 22,279     $     1,450
                                        ===========      ========      ========      ========     ===========

CASH PAID FOR:
  Interest                              $    14,452      $  6,466      $  6,121      $  3,341     $    27,072
  Income taxes                          $         -      $      -      $      -      $      -     $         -

SUPPLEMENTAL DISCLOSURES
 OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

  Decrease (Increase) in
  subscription notes receivable
  and future production costs
  receivable                            $   120,000   $         -   $         -   $         -     $(1,536,800)

  Addition to debt for acquisition
   of intangibles                       $         -   $         -   $         -   $         -     $ 1,302,914

  Common stock issued for
   services                             $         -   $         -   $         -   $         -     $   214,785

  Equipment acquired under
   lease payable                        $         -   $         -   $         -   $         -     $    25,533



    The accompanying notes are an integral part of these financial statements

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 1998 and September 30, 1997


NOTE 1 -    COMPANY ORGANIZATION AND BUSINESS ACTIVITY

            Sionix Corporation (formerly Automatic Control Corporation) (the "Company") was incorporated in Nevada on October 3, 1994. The Company was formed to design, develop, and market an automatic water filtration system primarily for small water districts.

            The Company is in the development stage and its efforts through March 31, 1998 have been principally devoted to research and development, organizational activities, and raising capital. As of March 31, 1998, the Company has $15,500 of revenues. The ultimate recovery of investments and costs is dependent on future profitable operations, which presently cannot be determined.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a.  Accounting Method

            The Company's financial statements are prepared using the accrual method of accounting. The Company elected to change its year end to September 30, with IRS approval, beginning September 30, 1996.

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

                               SIONIX CORPORATION
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)
                      March 31, 1998 and September 30, 1997

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            e.  Inventory

            Work-in-process and finished goods are stated at the lower of average cost or market. Inventories at March 31, 1998 and September 30, 1997 consisted of the following:

                                               March 31,          September 30,
                                                 1998                  1997
                                              ---------           -------------
                Finished goods                $    6.525             $6,525
                                              ----------              ------

                           Total              $    6,525              $6,525
                                              ==========              ======

            f.   Research and Development

            Research and development costs are expensed as incurred.

            g.  Net Loss Per Share

            The computation of net loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

            h.  Provision for Income Taxes

            No provision for income taxes have been recorded due to net operating losses. The Company accounts for income taxes pursuant to FASB Statement No. 109. The Internal Revenue Code contains provisions which may limit the loss carryforwards available should certain events occur, including significant changes in stockholder ownership interests, accordingly the tax benefit of the loss carryovers is offset by a valuation allowance of the same amount. The loss carryovers of approximately $2,775,000 will expire by the year 2013.

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

                               SIONIX CORPORATION
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)
                      March 31, 1998 and September 30, 1997


NOTE 3 -    PROPERTY AND EQUIPMENT

            Property and equipment at March 31, 1998 and September 30, 1997 consisted of the following:

                                                  March 31,          September 30,
                                                     1998                1997
                                                  ---------          -------------
            Computers and test equipment          $ 125,603           $ 125,603
            Furniture and fixtures                   10,503              10,503
                                                  ---------           ---------

                 Total                              136,106             136,106

            Less accumulated depreciation           (57,270)            (22,068)
                                                  ---------           ---------

            Property and Equipment - Net          $  78,836           $  90,436
                                                  =========           =========

NOTE 4 -    INTANGIBLE ASSETS

            Intangible assets at March 31, 1998 and September 30, 1997 consisted of the following:

                                                  March 31,         September 30,
                                                    1998                1997
                                                -----------         -----------
            Patents issued and pending          $   112,340         $   112,465
            Intellectual property                 1,227,264           1,227,138
            Marketing and development costs          95,123              84,676
            Less accumulated amortization          (242,705)           (207,705)
                                                -----------         -----------


            Intangible Assets - Net             $ 1,192,022         $ 1,216,574
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

                               SIONIX CORPORATION
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)
                      March 31, 1998 and September 30, 1997


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

            Obligations under this capital lease consist of the following:

                                                  March 31,          September 30,
                                                    1998                 1997
                                                  --------             --------
Total                                             $ 12,186             $ 12,126
            Less: current portion                   (8,609)              (7,847)
                                                  --------             --------

            Long-term portion                     $  3,377             $  4,279
                                                  ========             ========

            The future minimum lease payments under this capital lease and the net present value of the future minimum lease payments are as follows:

                           Year Ending                 March 31,   September 30,
                          September 30,                 1998           1997
                        -----------------           ------------   ------------
                        1998                        $      7,650   $      9,470
                        1999                               7,346          4,735
                        2000                                   -              -
                        2001 and thereafter                    -
                                                               -
                                                    ------------   ------------
            Total future minimum lease payments           14,996         14,205

            Less, amount representing interest            (2,810)        (2,079)
                                                    ------------   ------------

            Present value of future minimum
             lease payments                         $     12,186   $     12,126
                                                    ============   ============

NOTE 7 -    RELATED PARTY PAYABLES

            The Company has received advances in the form of promissory notes from various shareholders and other related parties in order to pay minimal ongoing operating expenses. As of March 31, 1998, $356,043 was due from the Company as a result of these promissory notes. The notes bear interest at 7% to 13% and originally matured during November and December 1996. The related parties and shareholders currently intend to extend the promissory notes at least another year and thus the corresponding liability has been classified as long-term in the accompanying financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)
                      March 31, 1998 and September 30, 1997


NOTE 8 -     CONVERTIBLE DEBENTURE

             As of March 31, 1998, the Company has $30,000 in 10% redeemable, convertible debentures. Interest accrues at a rate of 10% and is payable on a quarterly basis. The principle and unpaid interest are due during September, October, and November 1998. The principal amount is convertible at the option of the holder at any time prior to maturity into shares of the Company's common stock at a rate of $1.00 per common share.

NOTE 9 -     STOCKHOLDERS' EQUITY

             During the year ended March 31, 1995, 414,200 shares of common stock were issued in return for notes receivable in the amount of $1,656,800. The total number of post-merger shares represented by these notes is 1,996,032 shares. These notes are secured by the shares issued and are non-recourse. They have a stated interest rate of 6% and have maturity dates ranging from March 1, 1998 to September 7, 1998.

             During the six months ended March 31, 1998, two of the notes receivable totaling $120,000 and representing 144,570 shares of common stock were not paid when due and the corresponding stock certificates were presented to the transfer agent for cancellation.

NOTE 10 -    COMMON STOCK PURCHASE WARRANTS

             The Company's Board of Directors has authorized and approved 1,421,500 common stock purchase warrants as of March 31, 1997 as follows:

                  Number     Exercise Price
               of Warrants    Per Share            Expiration Date(s)
               -----------   ---------------   --------------------------------
                  570,100     $     1.00       May 15, 1998 - November 25, 1998
                  851,400     $     0.50       January 7, 1999 - March 10, 1999

NOTE 11 -    GOING CONCERN

             The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, on April 1, 1998, the Company installed new management that has arranged for the necessary capital needed for the Company to complete engineering, design and procure machine tooling, manufacture and test "beta" units, and begin limited production. The new management believes that delivered sales of the Company's equipment products will occur and will be sufficient for it to continue as a going concern.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Sionix Corporation
(A Development Stage Company)
San Diego, California

The accompanying balance sheet of Sionix Corporation (a development stage company) as of March 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for the three months ended March 31, 1998 and 1997 and for the six months ended March 31, 1998 and 1997 and from inception on October 3, 1994 through March 31, 1998 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet of Sionix Corporation as of September 30, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated February 2, 1998.



Jones, Jensen & Company
May 8, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        LIQUIDITY AND CAPITAL RESOURCES

        New management has arranged for the necessary capital needed for the Company to complete engineering, design and procure machine tooling, manufacture and test "beta" units, and begin limited production.

        RESULTS OF OPERATIONS

        For the quarter the Company is reporting a loss of $39,576 or $0.00 per share on no revenues.

        The Company is continuing to meet with many potential foreign and domestic customers that require immediate solutions to water problems.

        The Company maintains an Internet home page at http://www.sionix.com.




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


                                         SIONIX CORPORATION
                                         A UTAH CORPORATION



Dated: May 13, 1998                       /s/   JAMES J. HOUTZ
                                         ---------------------------------------
                                         By:  James Houtz
                                         Its:  President



Dated: May 13, 1997                      /s/ JOAN  HOROWITZ
                                         ---------------------------------------
                                         By:  Joan Horowitz
                                         Its:  Secretary