Form 10QSB
period 1998-06-30
SIONIX CORP /UT/
filed 1998-08-14
CIK 764667

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED:   JUNE 30, 1998;  OR
                             -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD _________ TO __________

        COMMISSION FILE NUMBER:  2-95626-D


                               SIONIX CORPORATION
                               ------------------
             (Exact name of Registrant as specified in its charter)

            UTAH                                            87-0428526
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


5355 Mira Sorrento Pl., Suite 100, San Diego, California         92121
--------------------------------------------------------         -------------
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

                          INDEX TO FINANCIAL STATEMENTS
                                                                           Page
Independent Auditor's Report....................................             3
Balance Sheets  ................................................             4
Statement of Operations.........................................             6
Statement of Stockholders' Equity...............................             7
Statement of Cash Flows.........................................            11
Notes to Financial Statements for Period........................            13


        All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.




              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                   [JONES, JENSEN & COMPANY, LLC LETTERHEAD]




                        INDEPENDENT ACCOUNTANT'S REPORT
                        -------------------------------


To the Board of Directors
Sionix Corporation
(A Development Stage Company)
San Diego, California

The accompanying balance sheet of Sionix Corporation (a development stage company) as of June 30, 1998 and the related statements of operations, stockholders' equity, and cash flows for the three months ended June 30, 1998 and 1997 and for the nine months ended June 30, 1998 and 1997 and from inception on October 3, 1994 through June 30, 1998 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet of Sionix Corporation as of September 30, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated February 2, 1998.


/s/ JONES, JENSEN & COMPANY
---------------------------
Jones, Jensen & Company
Salt Lake City, Utah
August 12, 1998

                               SIONIX CORPORATION
                          (A Development Stage Company)

                                 Balance Sheets


                                     ASSETS

                                                        June 30,        September 30,
                                                         1998               1997
                                                      -----------       -------------
                                                      (Unaudited)
CURRENT ASSETS

  Cash in banks                                       $   28,455          $      271
  Inventory (Note 2)                                       6,525               6,525
  Advances - employees                                    17,254                  --
                                                      ----------          ----------
    Total Current Assets                                  52,234               6,796
                                                      ----------          ----------
PROPERTY AND EQUIPMENT - NET (Notes 2 and 3)             119,754              90,436
                                                      ----------          ----------
OTHER ASSETS

  Deposit                                                 10,000                  --
  Intangibles - net (Notes 2 and 4)                    1,179,814           1,216,574
                                                      ----------          ----------

     Total Other Assets                                1,189,814           1,216,574
                                                      ----------          ----------

     TOTAL ASSETS                                     $1,361,802          $1,313,806
                                                      ==========          ==========

   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)

                           Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 June 30,            September 30,
                                                                   1998                  1997
                                                                -----------          -------------
                                                                (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                              $   142,701           $   209,448
  Convertible debenture, current portion                             20,000                10,000
  Loan payable (Note 5)                                              50,000                50,000
  Lease payable, current portion (Note 6)                             8,609                 7,847
  Accrued expenses                                                   43,918                38,934
                                                                -----------           -----------
    Total Current Liabilities                                       265,228               316,229
                                                                -----------           -----------

LONG-TERM DEBTS

  Lease payable (Note 6)                                              3,577                 4,279
  Related party payables (Note 7)                                   356,106               274,774
  Convertible debenture (Note 8)                                         --                20,000
                                                                -----------           -----------

     Total Long-Term Debts                                          359,683               299,053
                                                                -----------           -----------

     Total Liabilities                                              624,911               615,282
                                                                -----------           -----------

COMMITMENTS AND CONTINGENCIES
 (Notes 6 and 11)                                                        --                    --
                                                                -----------           -----------

STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 100,000,000 shares
   authorized, 25,445,020 and 24,054,090 shares issued
   and outstanding, respectively                                     25,445                24,055
  Additional paid-in capital                                      5,060,812             5,028,702
  Deficit accumulated during the developmental stage             (2,812,566)           (2,697,433)
  Subscription receivable (Note 10)                              (1,536,800)           (1,656,800)
                                                                -----------           -----------

    Total Stockholders' Equity                                      736,891               698,524
                                                                -----------           -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 1,361,802           $ 1,313,806
                                                                ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                                                                             From
                                                                                         Inception on
                             For the Nine Months Ended     For the Three Months Ended      October 3,
                                       June 30,                      June 30,            1994 Through
                             --------------------------    --------------------------      June 30,
                                 1998           1997           1998           1997           1998
                             -----------    -----------    -----------    -----------    -----------
REVENUE                               $-    $    15,500    $        --    $        --    $    15,500

COST OF SALES                         --          6,540             --             --          6,540
                             -----------    -----------    -----------    -----------    -----------
GROSS PROFIT                          --          8,960             --             --          8,960
                             -----------    -----------    -----------    -----------    -----------

EXPENSES

  Research and development            --             --             --             --        850,353
  Depreciation and
   amortization                   69,900         82,830         23,300         27,630        323,276
  Administrative and
   marketing                      30,781        529,062         14,340        126,387      1,510,618
                             -----------    -----------    -----------    -----------    -----------
     Total Expenses              100,681        611,892         37,640        154,017      2,684,247
                             -----------    -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS            (100,681)      (602,932)       (37,640)      (154,017)    (2,675,287)
                             -----------    -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)

  Write down of obsolete
   software                           --             --             --             --        (53,614)
  Settlement costs                    --             --             --             --        (25,125)
  Interest                       (14,452)        (9,766)            --         (3,300)       (58,540)
                             -----------    -----------    -----------    -----------    -----------
     Total Other Income
      (Expense)                  (14,452)        (9,766)            --         (3,300)      (137,279)
                             -----------    -----------    -----------    -----------    -----------
NET LOSS                     $  (115,133)   $  (612,698)   $   (37,640)   $  (157,317)   $(2,812,566)
                             ===========    ===========    ===========    ===========    ===========
LOSS PER SHARE               $     (0.00)   $     (0.03)   $     (0.00)   $     (0.01)
                             ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)

                       Statements of Stockholders' Equity
             From Inception on October 3, 1994 through June 30, 1998
                                   (Unaudited)

                                 Common Stock           Additional
                           -------------------------     Paid-in     Accumulated       Subscription
                              Shares          Amount     Capital       Deficit          Receivable
                           -----------      --------   -----------   -----------       ------------
Balance,
 October 3, 1994                    --        $   --   $        --        $    --          $ --

Shares issued to initial
 stockholders in October
 1994 at $0.01 per share        10,000            10            90             --            --

Net loss from October 3,
 1994 through
 December 31, 1994                  --            --            --         (1,521)           --
                           -----------   -----------   -----------    -----------          ----
Balance,
 December 31, 1994              10,000            10            90         (1,521)           --

Issuance of common
 stock for assignment
 of rights recorded at
 predecessor cost at
 $0.00 per share             1,990,000         1,990        (1,990)            --            --

Issuance of common
 stock for services at
 $0.25 per share               572,473           572       135,046             --            --

Issuance of common
 stock for debt at $0.25
 per share                     188,561           188        47,347             --            --

Issuance of common
 stock for debt at $0.50
 per share                     595,860           596       297,334             --            --

Issuance of common
 stock for debt at $2.00
 per share                      98,194            98       196,290             --            --

Issuance of common
 stock for debt at $4.00
 per share                     156,025           156       623,944             --            --
                           -----------   -----------   -----------    -----------          ----

Balance forward              3,611,113   $     3,610   $ 1,298,061    $    (1,521)         $ --
                           -----------   -----------   -----------    -----------          ----

   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)

                 Statements of Stockholders' Equity (Continued)
             From Inception on October 3, 1994 through June 30, 1998
                                  (Unaudited)

                                 Common Stock           Additional
                           -------------------------     Paid-in     Accumulated       Subscription
                              Shares          Amount     Capital       Deficit          Receivable
                           -----------      --------   -----------   -----------       ------------

Balance forward             3,611,113   $      3,610   $  1,298,061   $ (1,521)          $    --

Issuance of common
 stock  for cash at $4.00
 per share                    138,040            138        552,022         --                --

Issuance of common
 stock for subscription
 note receivable at
 $4.00 per share              414,200            414      1,652,658         --         (1,656,800)

Issuance of common
 stock for future production
 costs at $6.00 per share     112,500            113        674,887         --           (675,000)

Issuance of common
 stock for cash at $6.00
 per share                     94,517             95        567,005         --                --

Net loss for the year
 ended December 31,
 1995                              --             --             --       (914,279)           --
                           ----------   ------------   ------------   -----------    -----------

Balance,
 December 31, 1995          4,370,370          4,370      4,744,633       (915,800)   (2,331,800)

Issuance of common
 stock in reorganization   18,632,612         18,633        (58,033)            --            --

Issuance of common
 stock for cash at $1.00
 per share                    572,407            573        571,834             --            --

Issuance of common
 stock for services at
 $1.00 per share               24,307             24         24,283             --            --

Net loss for the nine
 months ended
 September 30, 1996                --             --             --       (922,717)           --
                           ----------   ------------   ------------   -----------    -----------
Balance,
 September 30, 1996        23,599,696   $     23,600   $  5,282,717   $(1,838,517)   $(2,331,800)
                           ----------   ------------   ------------   -----------    -----------

                               SIONIX CORPORATION
                          (A Development Stage Company)

                 Statements of Stockholders' Equity (Continued)
             From Inception on October 3, 1994 through June 30, 1998
                                   (Unaudited)

                                         Common Stock          Additional
                                   -------------------------     Paid-in     Accumulated       Subscription
                                      Shares        Amount      Capital       Deficit          Receivable
                                   -----------   -----------   -----------   -----------       ------------
Balance, September 30, 1996         23,599,696   $    23,600   $  5,282,717  $(1,838,517)      $(2,331,800)

Issuance of common stock for
 cash at $1.00 per share                80,880            81         80,799           --                --

Issuance of common stock for
 cash at $0.69 per share                14,545            15          9,985           --                --

Issuance of common stock for
 cash at $0.67 per share                60,000            60         39,940           --                --

Issuance of common stock for
 cash at $0.56 per share                 4,444             4          2,496           --                --

Issuance of common stock for
 cash at $0.50 per share               368,000           368        183,632           --                --

Issuance of common stock for
 cash at $0.31 per share                 8,064             8          2,492           --                --

Issuance of common stock for
 cash at $0.25 per share               186,800           187         46,513           --                --

Issuance of common stock for
 services at $0.20 per share           274,299           274         54,586           --                --

Cancellation of shares issued
 for agreement for future
 production costs and other
 shares                               (542,138)         (542)      (674,458)          --          675,000

Net loss for the year ended
 September 30, 1997                         --            --             --     (858,916)              --
                                    ----------      --------    -----------     ------------    ------------
Balance,
 September 30, 1997                 24,054,590      $ 24,055    $ 5,028,702     $ (2,697,433)   $ (1,656,800)
                                    ----------      --------    -----------     ------------    ------------


   The accompanying nots are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)

                 Statements of Stockholders' Equity (Continued)
             From Inception on October 3, 1994 through June 30, 1998
                                   (Unaudited)

                                         Common Stock          Additional
                                   -------------------------     Paid-in     Accumulated     Subscription
                                      Shares        Amount      Capital       Deficit        Receivable
                                   -----------   -----------   -----------   -----------     ------------
Balance,
 September 30, 1997                 24,054,590   $    24,055   $  5,028,702  $(2,697,433)    $(1,656,800)

Expiration of subscription
 notes                                (144,570)         (145)      (119,855)          --         120,000

Issuance of common stock for
 cash at $0.10 per share             1,535,000         1,535        151,965           --              --

Net loss for the nine months
 ended June 30, 1998                        --            --             --     (115,133)             --
                                    ----------   -----------   ------------  -----------      -----------
Balance, June 30, 1998              25,445,020   $    25,445   $  5,060,812  $(2,812,566)     $(1,536,800)
                                    ==========   ===========   ============  ===========      ===========

   The accompanying nots are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                             From
                                                                                                          Inception on
                                       For the Nine Months Ended        For the Three Months Ended          October 3,
                                                June 30,                          June 30,                1994 Through
                                      ----------------------------      ----------------------------        June 30,
                                          1998            1997             1998             1997             1998
                                      ------------     -----------      -----------      -----------      -----------
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss                            $  (115,133)     $  (612,698)     $   (37,640)     $  (157,317)     $(2,812,566)
  Adjustments to Reconcile Net
   Loss to Net Cash Used by
   Operating Activities:
    Depreciation and amortization          69,900           82,830           23,300           27,630          323,276
    Common stock issued
     for services                              --               --               --               --          214,785
  Change in Assets and
   Liabilities
    (Increase) decrease in
     accounts receivable                       --               --               --               --               --
    (Increase) decrease in
     advances                             (17,254)              --          (17,254)              --          (17,254)
    (Increase) in deposits                (10,000)         (35,000)         (10,000)              --          (10,000)
    (Increase) decrease in
     inventory                                 --          (12,269)              --               --           (6,525)
    Increase (decrease) in
     accounts payable and
     accrued expenses                     (61,763)          79,287          (22,954)          36,187          147,221
                                      -----------      -----------      -----------      -----------      -----------

 Net Cash Used by
  Operating Activities                   (134,250)        (497,850)         (64,548)         (93,500)      (2,161,063)
                                      -----------      -----------      -----------      -----------      -----------

CASH FLOWS FROM
  INVESTING ACTIVITIES

  Purchase of intangibles                 (10,448)         (69,954)              --               --         (160,636)
  Purchase of fixed assets                (52,010)          (2,007)         (52,010)              --         (133,763)
                                      -----------      -----------      -----------      -----------      -----------

Net Cash Used by
  Investing Activities                    (62,458)         (71,961)         (52,010)              --         (294,399)
                                      -----------      -----------      -----------      -----------      -----------

CASH FLOWS FROM
  FINANCING ACTIVITIES

  Repayment of notes payable
   and contracts payable                   (9,877)          (7,058)          (9,937)          (2,575)         (29,784)
  Proceeds from sale of common
   stock                                  153,500          359,080          153,500           41,700        2,071,158
  Proceeds from notes payable
   and convertible debenture               81,269          195,909               --           46,257          442,543
                                      -----------      -----------      -----------      -----------      -----------

Net Cash Provided by
  Financing Activities                $   224,892      $   547,931      $   143,563      $    85,382      $ 2,483,917
                                      -----------      -----------      -----------      -----------      -----------

   The accompanying nots are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                          From
                                                                                                      Inception on
                                     For the Nine Months Ended       For the Three Months Ended        October 3,
                                              June 30,                       June 30,                 1994 through
                                    ---------------------------      ---------------------------        June 30,
                                        1998           1997             1998            1997              1998
                                    -----------     -----------      -----------     -----------      -----------
INCREASE (DECREASE)
 IN CASH                            $    28,184     $   (21,880)     $    27,005     $    (8,118)     $    28,455

CASH AT BEGINNING OF
 PERIOD                                     271          36,041            1,450          22,279               --
                                    -----------     -----------      -----------     -----------      -----------
CASH AT END OF PERIOD               $    28,455     $    14,161      $    28,455     $    14,161      $    28,455
                                    ===========     ===========      ===========     ===========      ===========

CASH PAID FOR:
  Interest                          $    20,140     $     9,766      $     5,688     $     3,300      $    32,760
  Income taxes                      $        --     $        --      $        --     $        --      $        --

SUPPLEMENTAL DISCLOSURES
 OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

  Decrease (Increase) in
  subscription notes receivable
  and future production costs
  receivable                        $   120,000     $        --      $        --     $        --      $(1,536,800)

  Addition to debt for
   acquisition of
   intangibles                      $        --     $        --      $        --     $        --      $ 1,302,914

  Common stock issued for
   services                         $        --     $        --      $        --     $        --      $   214,785

  Equipment acquired under
   lease payable                    $        --     $        --      $        --     $        --      $    25,533


   The accompanying nots are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)

                        Notes to the Financial Statements
                      June 30, 1998 and September 30, 1997


NOTE 1 -    COMPANY ORGANIZATION AND BUSINESS ACTIVITY

            Sionix Corporation (formerly Automatic Control Corporation) (the "Company") was incorporated in Nevada on October 3, 1994. The Company was formed to design, develop, and market an automatic water filtration system primarily for small water districts.

            The Company is in the development stage and its efforts through March 31, 1998 have been principally devoted to research and development, organizational activities, and raising capital. As of June 30, 1998, the Company has $15,500 of revenues. The ultimate recovery of investments and costs is dependent on future profitable operations, which presently cannot be determined.

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

            c.  Property and Equipment

            Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

                        Description                          Useful Lives
                      --------------                         ------------
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

                               SIONIX CORPORATION
                          (A Development Stage Company)

                  Notes to the Financial Statements (Continued)
                      June 30, 1998 and September 30, 1997

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            e.  Inventory

            Work-in-process and finished goods are stated at the lower of average cost or market. Inventories at June 30, 1998 and September 30, 1997 consisted of the following:

                                                June 30,    September 30,
                                                 1998            1997
                                                -------     -------------
             Finished goods                     $6,525         $ 6,525
                                                ------         -------
                       Total                    $6,525         $ 6,525
                                                ======         =======
            f.   Research and Development

            Research and development costs are expensed as incurred.

            g.  Net Loss Per Share

            The computation of net loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

            h.  Provision for Income Taxes

            No provision for income taxes have been recorded due to net operating losses. The Company accounts for income taxes pursuant to FASB Statement No. 109. The Internal Revenue Code contains provisions which may limit the loss carryforwards available should certain events occur, including significant changes in stockholder ownership interests, accordingly the tax benefit of the loss carryovers is offset by a valuation allowance of the same amount. The loss carryovers of approximately $2,800,000 will expire by the year 2013.

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

                               SIONIX CORPORATION
                          (A Development Stage Company)

                  Notes to the Financial Statements (Continued)
                      June 30, 1998 and September 30, 1997


NOTE 3 -    PROPERTY AND EQUIPMENT

            Property and equipment at June 30, 1998 and September 30, 1997 consisted of the following:

                                                      June 30,        September 30,
                                                        1998              1997
                                                    -----------        ----------
            Computers and test equipment            $   154,921        $  125,603
            Furniture and fixtures                       10,503            10,503
                                                    -----------        ----------

                 Total                                  165,424           136,106

            Less accumulated depreciation               (45,670)          (22,068)
                                                    -----------        ----------
            Property and Equipment - Net            $   119,754        $   90,436
                                                    ===========        ==========

NOTE 4 -    INTANGIBLE ASSETS

            Intangible assets at June 30, 1998 and September 30, 1997 consisted of the following:

                                                      June 30,     September 30,
                                                       1998             1996
                                                   ------------     -----------
            Patents issued and pending             $    112,340     $   112,465
            Intellectual property                     1,227,264       1,227,138
            Marketing and development costs              95,123          84,676
            Less accumulated amortization              (254,913)       (207,705)
                                                   ------------     -----------
            Intangible Assets - Net                $  1,179,814     $ 1,216,574
                                                   ============     ===========

NOTE 5 -    LOAN PAYABLE

            Pursuant to the acquisition agreement as explained in Note 9, the Company assumed various promissory notes originally signed in 1992 and 1993 totalling $50,000. The notes bear interest at 8% and were originally due in 1994. Management of the Company currently cannot locate the holder of the notes and consequently has not been able to settle the liability. The amount is being included as a current liability in the accompanying financial statements until management can locate the note holder and settle the debt.

                               SIONIX CORPORATION
                          (A Development Stage Company)

                  Notes to the Financial Statements (Continued)
                      June 30, 1998 and September 30, 1997


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

            Obligations under this capital lease consist of the following:

                                                       June 30,    September 30,
                                                         1998          1997
                                                      ---------    ------------
                       Total                          $  12,186      $ 12,126
                       Less: current portion             (8,609)       (7,847)
                                                      ---------      --------
                       Long-term portion              $   3,577      $  4,279
                                                      =========      ========

            The future minimum lease payments under this capital lease and the net present value of the future minimum lease payments are as follows:

                      Year Ending                    June 30,     September 30,
                    September 30,                      1998           1997
                   ---------------                 ------------   -------------

                        1998                        $  7,650        $  9,470
                        1999                           7,346           4,735
                        2000                              --              --
                        2001 and thereafter               --              --
                                                    --------        --------

            Total future minimum lease payments       14,996          14,205

            Less, amount representing interest        (2,810)         (2,079)
                                                    --------        --------

            Present value of future minimum
             lease payments                         $ 12,186        $ 12,126
                                                    ========        ========

NOTE 7 -    RELATED PARTY PAYABLES

            The Company has received advances in the form of promissory notes from various shareholders and other related parties in order to pay minimal ongoing operating expenses. As of June 30, 1998, $356,043 was due from the Company as a result of these promissory notes. The notes bear interest at 7% to 13% and originally matured during November and December 1996. The related parties and shareholders currently intend to extend the promissory notes at least another year and thus the corresponding liability has been classified as long-term in the accompanying financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)

                  Notes to the Financial Statements (Continued)
                      June 30, 1998 and September 30, 1997


NOTE 8 -     CONVERTIBLE DEBENTURE

             As of June 30, 1998, the Company has $20,000 in 10% redeemable, convertible debentures. Interest accrues at a rate of 10% and is payable on a quarterly basis. The principle and unpaid interest are due during September, October, and November 1998. The principal amount is convertible at the option of the holder at any time prior to maturity into shares of the Company's common stock at a rate of $1.00 per common share.

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

             During the nine months ended June 30, 1998, two notes receivable totaling $120,000 and representing 144,570 shares of common stock were not paid when due and the corresponding stock certificates were presented to the transfer agent for cancellation.

NOTE 10 -    COMMON STOCK PURCHASE WARRANTS

             The Company's Board of Directors has authorized and approved 1,443,328 common stock purchase warrants as of March 31, 1997 as follows:

                Number         Exercise Price
             of Warrants         Per Share           Expiration Date(s)
             -----------       ---------------       ------------------
                570,100            $ 1.00        May 15, 1998 - Sept. 30, 1998
                 81,400            $ 0.50       January 2, 1997 - March 31, 1999

NOTE 11 -    GOING CONCERN

             The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to generate revenue through the sales of its software and hardware products. During the later part of the Fiscal 1996, the Company focused its energies on raising capital to begin the manufacturing and marketing of its equipment products. Toward these ends, the Company engaged a public relations firm to aid in the raising of capital and presented seminars on its technology in areas where water quality is a serious problem. Management believes, with successful completion of a financial package, that delivered sales of the Company's equipment products will occur. In the opinion of management, sales of the Company's products, together with the proceeds of an offering, will be sufficient for it to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        LIQUIDITY AND CAPITAL RESOURCES

        New management has arranged for the necessary capital needed for the Company to complete engineering, design and procure machine tooling, manufacture and test "beta" units, and begin limited production.

        RESULTS OF OPERATIONS

        For the quarter the Company is reporting a loss of $37,640 or $0.00 per share on no revenues.

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

        (a) 27.  Financial Data Schedule.

        (b) There were no other reports on Form 8-K filed during the quarter of the period covered.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.


                                                  SIONIX CORPORATION
                                                  A UTAH CORPORATION



Dated: August 13, 1998                            /s/  James J. Houtz
                                                  ------------------------------
                                                  By:  James Houtz
                                                  Its: President



Dated: August 13, 1998                            /s/  Joan Horowitz
                                                  ------------------------------
                                                  By:  Joan Horowitz
                                                  Its: Secretary

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  27           Financial Data Schedule.