Form 10KSB40
period 1998-09-30
SIONIX CORP /UT/
filed 1999-01-14
CIK 764667

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 1998

                          Commission File No.2-95626-D


                               SIONIX CORPORATION
                 (Name of small business issuer in its charter)

                    UTAH                                         87-0428526
        (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                    Identification Number)

        9272 JERONIMO ROAD, SUITE 108, IRVINE, CA                 92618
        (Address of principal executive offices)                (Zip Code)

        Issuer's Telephone Number:    (949) 454-9283

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer's revenues for the year ended September 30, 1998 were $-0-

        The aggregate market value of the voting stock held by non-affiliates as of November 30, 1998, computed based on the average of the bid and ask prices reported on the OTC Bulletin Board, was $7,368,328

        As of November 30, 1998, there were 29,287,120 shares of Common Stock of the issuer outstanding.

        Documents Incorporated by Reference:       NONE

        Transitional Small Business Disclosure Format (Check one):
Yes  [ ]  No  [X]

                                     PART I

ITEM 1. DESCRIPTION OF  BUSINESS.

        General. Sionix Corporation, formerly Coronado Capital Corporation (the "Company") designs and manufactures equipment for improving the treatment of water for commercial, industrial and public water treatment facilities. To date the Company's principal activities have been in the areas of research, development and testing of its products, but the Company plans to commence commercial production of its products during the 1999 fiscal year. The Company's executive offices and principal operations are located at 9272 Jeronimo Road, Irvine, California 92618, its telephone number is (949) 454-9283, and its website is located at www.sionix.com.

        Strategy. The Company was formed to develop advanced water treatment technology for public and private potable drinking water systems and wastewater treatment systems, as well as industrial systems. It is estimated that in the United States alone, there are approximately 197,060 public rural water districts, the great majority of which are considered small public water systems, populations less then 10,000. Reports of the U.S. Environmental Protection Agency in the Federal Registry listed over 50,000 communities in the United States that are currently in violation of the Safe Drinking Water Act, and those numbers are expected to increase as more stringent EPA rules for small public water systems become effective. In addition, urbanization in the third world and the spread of agricultural activities have increased the demand for public water systems. The company has targeted (1) small public water districts, with limited financial resources, which provide communities with drinking water or sewage treatment service and (2) water reclamation systems of commercial-industrial clients that create and dispose of contaminated waste water.

        Products

        Sionix Modular Solids Separator Filtration System. Dissolved Air Flotation ("DAF") technology is an established method for water treatment. The Company's DAF Particle Separator utilizes and refines this technology for a highly efficient pre-treatment process using ordinary oxygen instead of chemical filter aids. In addition, it helps ordinary filters meet new EPA Safe Drinking Water Act (SDWA) regulations and eliminates potentially cancer-causing disinfection by-product precursors while reducing the risk of bacterial or parasitic contamination, particularly THM's, cryptosporidium and giardia. The Company's patented equipment systems are designed for quick installation, easy access for simple maintenance and to be cost-effective for even the smallest water utilities or commercial applications.

        A major problem facing the water treatment industry is the difficulty in monitoring and disposing of microscopic parasites such as Cryptosporidium (4-5 microns) and Giardia cysts (7-12 microns), common chlorine-resistant organisms that have infected millions of people in the United States. Sand-anthracite water filtration beds, in use in most of the nation's public water districts, will not filter out these parasites and experience frequent breakthroughs of Cryptosporidium sized particles.

        The Company uses a more efficient method of saturating recirculated post-filter water with excess dissolved air, and applying this excess air in the form of microscopic bubbles in a patented particle separator column. Pressurized water can hold an excess amount of dissolved air and forms microscopic bubbles when injected into water which has a lower pressure. A booster pump recirculates a small amount (10%) of the post-filtered water through the dissolved air-saturation assembly. A compressor forces air under high pressure through small hollow-fiber polyolefin membrane fibers inside the air saturation assembly housing. Oxygen and nitrogen molecules are transferred directly into the recirculated high pressure water without forming air bubbles. This method of transferring air into water is 100% efficient, and reduces the amount of energy required to saturate recirculated water with excess dissolved air. The Sionix DAF separator column provides a denser concentration of white water bubbles within a more restricted space, traveling a shorter distance from the outer high pressure zone to the center low pressure vortex. This process requires less energy than a conventional tank-type DAF system, and only a fraction of the floor space.

        In general, water districts using sand-anthracite filters cannot meet new EPA Surface Water Treatment Rules without a massive increase in on-site chemical filter-aids and the installation of ozone equipment. Plant operators must continually test raw influent water to adjust chemical filter aid dosage properly. Chemical and metal (alum) filter-aids increase sludge volume and landfill disposal problems.

        Each basic DAF module has a flow-through of 200 gallons per minute (288,000 gallons per day), an amount necessary to supply all the drinking and potable water requirements for approximately 2,400 people. And because modules can be manifolded to meet any gallon per day requirement, many larger facilities can benefit by this technology.

        The Company's systems include automatic computer controls to optimize ozone concentration levels and reduce monthly energy costs. Higher ozone contact concentration levels using smaller sized generators are possible if most of the algae is first removed by DAF. Extended contact time in confined double-helix channels increases collision rate of ionized ozone molecules with negatively charged organic suspended particles. The Company combined a corona-discharge ozone generator with its patented double-helix ozone mixing chamber. By utilizing the Sionix DAF particle separator to pre-treat the feedwater, less energy is required to create the appropriate amount of ozone. By creating a turbulent flow of water and gas within the mixing chamber, the Company has achieved a much higher saturation with less ozone (and a minimum of excess ozone) than in other mixing methods. This equipment was designed to match flow-throughs with the Sionix DAF particle separator, can also be manifolded to create more flow-through, is installed, not constructed, and can be used with or without the DAF system, depending on the quality of the feedwater.

        SIONIX Water Treatment Office Automation Software Program. This software program contains an extensive library of state and federal water and water treatment regulations, an operator training and testing program, an automatic health department report compiler, and a step-by-step safety, health and environmental affairs (SHEA) implementation program and resource manual. In addition, this program contains the operating code for a SCADA (Supervisory Control And Data Acquisition) hardware system. This program can be purchased separately and installed on any IBM compatible computer running Microsoft Windows or NT operating systems.

        SIONIX SCADA Hardware. This specialized hardware provides a treatment facility with on-line, real-time monitoring of its treatment, storage and distribution systems. This hardware, combined with the Sionix SCADA software, automatically monitors wet-chemistry, and includes continuous in-line chemical sensors, an optimum ozone level controller, automatic self-cleaning filtration system controls, and automatic filter-to-waste control programs. Remote computer controller modules can be added at any time without having to modify the software program in order to monitor water quality and operate well pumps, valves and treatment plant equipment. In addition, the monitoring system can be expanded without additional custom programming. Sionix SCADA software incorporates an initial automatic systems integration set-up program, and can be operational within a few days. Mainstream SCADA systems require expensive custom on-site programs for systems integration that sometimes take weeks before the system is operational.

        Marketing and Customers. In the United States, the Company plans to initially target the established base of 185,000 small to very small water providers, as well as industrial users (such as the dairy industry, meat and poultry producers, food and beverage processors, cooling tower manufacturers and oil and gas producers) with a need for a clean, consistent water supply. In addition to the domestic markets, the Company has been contacted by representatives from local water systems in Europe, Latin America and Asia.

        The Company's marketing efforts emphasize that its products are easily expandable and upgradable; for example, adding ozone and microfiltration equipment to a DAF unit is similar to adding a new hard drive to a personal computer. Each piece of equipment comes with state-of-the-art telemetry and wet-chemistry monitoring that expands as the system does. The Company plans to provide lease financing for all of its products, not only making it easy for a customer to acquire the equipment, but also guaranteeing that the customer will always have access to any refinements and improvements made to the Company's products.

        The Company plans to market its products through direct mail, participation in industry groups and trade shows, and through selected advertising in specialized publications.

        Patents. The Company holds three U.S. patents on technology incorporated into the Sionix Particle Separator Treatment System. One of the patents generally relates to the vortex system in the DAF Particle Separator, and another concerns the ozone mixing system. The third patent covers an automatic backflushing system using air pressure to activate the valves. The Company also holds several patents on the inline wet-chemistry water quality monitoring system. In addition, several active patent applications are being processed. The extent to which patents provide a commercial advantage or inhibit the development of competing products varies. To some extent, however, the Company is required to rely upon common law concepts of confidentiality and trade secrets, as well as economic barriers created by the required investments in tooling and technical personnel and the development of customer relationships, to protect its proprietary products.

        Employees. At November 30, 1998, the Company had 3 full-time employees, none of whom are covered by any collective bargaining agreement. The Company considers its relationship with its employees to be good.

        Research and Development. The Company invests significantly in the development of products for new applications. Only direct costs associated with tooling for new products are capitalized. All other costs, including salaries and wages of employees included in research and development, are expensed as incurred. Most of the Company's research and development efforts are in connection with development and refinement of the DAF Particle Separator and related components.

        Raw Materials. Materials and components used by the Company for manufacturing are carefully selected based on stringent specifications for usage and operating conditions. Every effort is made to specify parts from multiple sources for independence from manufacturers and distributors. The Company has avoided using hard-to-get special parts to further minimize dependency from vendors. Simplicity in design and the use of common, widely used and readily available components is emphasized.

ITEM 2.  DESCRIPTION OF PROPERTY.

        The Company's office/ manufacturing facility is located in Irvine, California and is leased pursuant to a lease expiring in July of 2001. The facility consists of approximately 3,400 square feet, including office area and adjoining manufacturing/warehouse area. Management believes the Company's facility will provide adequate space for its office, product assembly and warehouse activities, although it may lease additional space for component assembly and warehouse uses, depending on demand. The Company believes that suitable additional space will be available to accommodate planned expansion.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On August 13, 1998, the Company held its Annual Shareholders' Meeting. At the meeting, James J. Houtz, Robert E. McCray and Joan C. Horowitz were elected to the Board of Directors. In addition, the shareholders approved the engagement of Jones, Jensen & Company, LLC as the Company's auditors for the ensuing year. The following is a summary of the results of the voting:

Matter                                                           For              Against
------                                                           ---              -------
Election of James J. Houtz to the Board of Directors          14,988,847           20,000

Election of Robert E. McCray  to the Board of Directors       15,008,847              -0-

Election of Joan C. Horowitz to the Board of Directors        14,953,847           55,000


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock is listed and traded on the OTC Bulletin Board under the symbol "SINX". There has been relatively limited trading activity in the Company's stock since inception. The following table represents the high and low bid prices for the Company's common stock for each quarter of the fiscal year ended September 30, 1998.

            Fiscal 1998              High            Low
            -----------              ----            ---
            First Quarter             .42            .04
            Second Quarter           .375            .08
            Third Quarter            .375           .125
            Fourth Quarter           1.18            .18

        There were approximately 494 holders of record of the Company's common stock as of September 30, 1998.

        The Company has never declared or paid any cash dividend on its shares of common stock.

        During the fiscal year ended September 30, 1998, the Company sold 2,765,000 shares of Common Stock to approximately 30 purchasers, with gross proceeds of $276,500. The Company believes all such sales were exempt from registration under the Securities Act of 1933 by reason of Section 4(2) thereof and Regulation D thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        General.

        As of September 30, 1998, the Company had an accumulated deficit of $4,595,809. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control.

        The Company has formulated its business plans and strategies based on certain assumptions of the Company's management regarding the size of the market for the products which the Company will be able to offer, the Company's anticipated share of the market, and the estimated prices for and acceptance of the Company's products. The Company continues to believe its business plans and the assumptions upon which they are based are valid. Although these plans and assumptions are based on the best estimates of management, there can be no assurance that these assessments will prove to be correct. No independent marketing studies have been conducted on behalf of or otherwise obtained by the Company, nor are any such studies planned. Any future success that the Company might enjoy will depend upon many factors, including factors which may be beyond the control of the Company or which cannot be predicted at this time. These factors may include product obsolescence, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including cost of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors, and changes in governmental regulation imposed under federal, state or local laws.

        The Company's operating results may vary significantly due to a variety of factors including changing customers profiles, the availability and cost of raw materials, the introduction of new products by the Company or its competitors, the timing of the Company's advertising and promotional campaigns, pricing pressures, general economic and industry conditions that affect customer demand, and other factors.

        Results of Operations (Year Ended September 30, 1998 Compared to Year Ended September 30, 1997). In March of 1998, the Company experienced a change in management, and a new Board of Directors was elected at the Annual
Shareholders' Meeting in August 1998. As a result, the focus of the Company's efforts has changed to concentrate on development, manufacturing and distribution of the Company's hardware products. The immediate focus is on the DAF (Dissolved Air Flotation) Tower, Automatic Back-Flush Filtration System, O-Zone Mixing Chamber and other related products, some of which have their own separate markets. The Company suspended work on the Sionix5, SCADA System and SCADA Manager Software program.

        Since March, the Company has completed engineering and basic tooling for two test DAF (Dissolved Air Flotation) towers. The first phase of testing was completed in November 1998. The second phase of testing should commence in January 1999. The Company expects that it will implement minor engineering adjustments in tooling prior to the execution of contracts for production tooling.

        For the year ended September 30, 1998, the Company reported a loss of $1,898,376, or $.08 per share. This compares with a loss of $858,916 or $.01 for the year ending September 30, 1997. This increased loss is principally due to the write-down of certain intangible assets and increased interest expense.

        Liquidity and Capital Resources. On September 30, 1998, the Company had cash on hand of $11,320. The principal source of liquidity has been sales of securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that expected cash flow plus the anticipated proceeds from sales of securities will be sufficient to finance the Company's operations at currently anticipated levels for a period of at least twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

Year 2000 Issues

        The "year 2000" issue concerns the potential exposure related to the possible automatic generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. When the year 2000 begins, programs with such date-related logic will not be able to distinguish between the years 1900 and 2000, potentially causing software and hardware to fail, generating erroneous calculations or presenting information in an unusable format.

        The Company is dependent on multiple computer servers and the third-party computer programs running on them to provide data in support of its accounting and engineering functions. The Company's plan for year 2000 compliance includes the following phases: (i) conducting a comprehensive inventory of the Company's internal systems, including information technology systems and non-information technology systems and the systems acquired or to be acquired by the Company from third parties, (ii) assessing and prioritizing any required changes, upgrades, or enhancements, (iii) resolving any problems by repairing or, if appropriate, replacing the non-compliant systems, (iv) testing all remediated systems for Year 2000 compliance and (v) developing contingency plans that may be employed in the event that any system used by the Company is unexpectedly affected by a previously unanticipated problem relating to the Year 2000.

        In recognition of the potential year 2000 problem, the Company has begun a program to replace any of its existing communications, engineering and accounting software that is not year 2000 compliant with new software that is warranted by its vendors as being year 2000 compliant. It is anticipated that the costs of such replacement will not be material.

        The Company has relationships with various third parties on whom it relies to provide goods and services necessary for the manufacture and distribution of its products. These include suppliers and vendors. As part of its determination of year 2000 readiness, the Company has identified material relationships with third party vendors and is in the process of assessing the status of their compliance through the use of informal inquiries and review of hardware and software documentation.

        The components to be purchased by the Company in connection with the manufacture of its products are generally available through numerous independent sources. Due to the broad diversification of these sources, the risk associated with potential business interruptions as a result of year 2000 non-compliance by one or more sources is not considered significant. It is anticipated that the steps the Company has taken and is continuing to take to deal with the year 2000 problem will reduce the risk of significant business interruptions, but there is no assurance that this outcome will be achieved. Failure to detect and correct all internal instances of non-compliance or the inability of third parties to achieve timely compliance could result in the interruption of normal business operations which could, depending on its duration, have a material adverse effect on the Company.

ITEM 7. FINANCIAL STATEMENTS


                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

                                 C O N T E N T S



Independent Auditors' Report.................................................  11

Balance Sheet................................................................  12

Statements of Operations.....................................................  14

Statements of Stockholders' Equity (Deficit).................................  15

Statements of Cash Flows.....................................................  19

Notes to the Financial Statements............................................  21

                   [JONES, JENSEN & COMPANY, LLC LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Sionix Corporation
(A Development Stage Company)
San Diego, California

We have audited the accompanying balance sheet of Sionix Corporation (a development stage company) as of September 30, 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 1998 and 1997 and from inception on October 3, 1994 through September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sionix Corporation (a development stage company) as of September 30, 1998 and the results of its operations and its cash flows for the years ended September 30, 1998 and 1997 and from inception on October 3, 1994 through September 30, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company is a development stage company with no significant operating results to date and has suffered recurring losses which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ JONES, JENSEN & COMPANY

Jones, Jensen & Company
Salt Lake City, Utah
December 18, 1998

                               SIONIX CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS

                                                                  September 30,
                                                                      1998
                                                                  -------------
CURRENT ASSETS

  Cash                                                              $ 11,230
                                                                    --------

    Total Current Assets                                              11,230
                                                                    --------

PROPERTY AND EQUIPMENT - NET (Notes 2 and 3)                         102,855
                                                                    --------

OTHER ASSETS

  Deposits                                                             6,831
  Intangibles - net (Note 4)                                         112,744
                                                                    --------

    Total Other Assets                                               119,575
                                                                    --------

    TOTAL ASSETS                                                    $233,660
                                                                    ========


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                       September 30,
                                                                           1998
                                                                       ------------
CURRENT LIABILITIES

  Accounts payable                                                     $   134,229
  Accrued expenses                                                         138,082
  Related party payables - current portion (Note 6)                         62,304
  Convertible debenture (Note 7)                                            20,000
                                                                       -----------

    Total Current Liabilities                                              354,615
                                                                       -----------

LONG-TERM DEBTS

  Related party payables - less current portion (Note 6)                   368,351
                                                                       -----------

    Total Long-Term Debts                                                  368,351
                                                                       -----------

    Total Liabilities                                                      722,966
                                                                       -----------

COMMITMENTS (Note 12)

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock $0.001 par value; 100,000,000 shares authorized,
   25,221,875 shares issued and outstanding                                 25,222
  Additional paid-in capital                                             4,081,281
  Deficit accumulated during the development stage                      (4,595,809)
                                                                       -----------

    Total Stockholders' Equity (Deficit)                                  (489,306)
                                                                       -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $   233,660
                                                                       ===========



   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Operations


                                                                                        From
                                                       For the                     Inception on
                                                     Years Ended                     October 3,
                                                     September 30,                 1994 Through
                                            -----------         -----------        September 30,
                                               1998                1997                1998
                                            -----------         -----------        -------------
REVENUE                                     $        --         $    15,500         $    15,500

COST OF SALES                                        --               6,540               6,540
                                            -----------         -----------         -----------

GROSS PROFIT                                         --               8,960               8,960
                                            -----------         -----------         -----------

EXPENSES

  Research and development                           --               6,701             850,353
  Depreciation and amortization                 130,719              93,420             384,095
  Administrative and marketing                  649,306             673,074           2,129,143
                                            -----------         -----------         -----------

    Total Expenses                             (780,025)            773,195           3,363,591
                                            -----------         -----------         -----------

LOSS FROM OPERATIONS                           (780,025)           (764,235)         (3,354,631)
                                            -----------         -----------         -----------

OTHER INCOME (EXPENSE)

  Write down of obsolete intangibles         (1,040,865)                 --          (1,040,865)
  Write down of obsolete software                    --             (53,614)            (53,614)
  Settlement costs                                   --             (25,125)            (25,125)
  Interest                                      (77,486)            (15,942)           (121,574)
                                            -----------         -----------         -----------

    Total Other Income (Expense)             (1,118,351)            (94,681)         (1,241,178)
                                            -----------         -----------         -----------

NET LOSS BEFORE TAXES                        (1,898,376)           (858,916)         (4,595,809)

PROVISION FOR INCOME TAXES                           --                  --                  --
                                            -----------         -----------         -----------

BASIC NET LOSS                              $(1,898,376)        $  (858,916)        $(4,595,809)
                                            ===========         ===========         ===========

BASIC NET LOSS PER SHARE                    $     (0.08)        $     (0.03)
                                            ===========         ===========

FULLY DILUTED NET LOSS PER SHARE            $     (0.07)        $     (0.01)
                                            ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
          From Inception on October 3, 1994 through September 30, 1998

                                                                                   Deficit
                                                                                 Accumulated
                                      Common Stock              Additional        During the
                              ----------------------------        Paid-in         Development       Subscription
                                 Shares          Amount           Capital            Stage           Receivable
                              -----------      -----------      -----------      ------------       ------------
Balance,
 October 3, 1994                       --      $        --      $        --       $        --       $        --

Shares issued to initial
 stockholders in October
 1994 at $0.01 per share           10,000               10               90                --                --

Net loss from October 3,
 1994 through
 December 31, 1994                     --               --               --            (1,521)               --
                              -----------      -----------      -----------       -----------       -----------

Balance,
 December 31, 1994                 10,000               10               90            (1,521)               --

Issuance of common
 stock for assignment
 of rights recorded at
 predecessor cost at
 $0.00 per share                1,990,000            1,990           (1,990)               --                --

Issuance of common
 stock for services at
 $0.25 per share                  572,473              572          135,046                --                --

Issuance of common
 stock for debt at $0.25
 per share                        188,561              188           47,347                --                --

Issuance of common
 stock for debt at $0.50
 per share                        595,860              596          297,334                --                --

Issuance of common
 stock for debt at $2.00
 per share                         98,194               98          196,290                --                --

Issuance of common
 stock for debt at $4.00
 per share                        156,025              156          623,944                --                --
                              -----------      -----------      -----------       -----------       -----------

Balance forward                 3,611,113      $     3,610      $ 1,298,061       $    (1,521)      $        --
                              -----------      -----------      -----------       -----------       -----------


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
          From Inception on October 3, 1994 through September 30, 1998

                                                                                        Deficit
                                                                                      Accumulated
                                           Common Stock              Additional       During the
                                  ----------------------------        Paid-in         Development       Subscription
                                     Shares           Amount          Capital            Stage           Receivable
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

                               SIONIX CORPORATION
                         (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
          From Inception on October 3, 1994 through September 30, 1998

                                                                                       Deficit
                                                                                     Accumulated
                                        Common Stock                 Additional       During the
                                -----------------------------         Paid-in         Development       Subscription
                                  Shares            Amount            Capital            Stage           Receivable
                                -----------       -----------       -----------      ------------       ------------
Balance,
 September 30, 1996              23,599,696       $    23,600       $ 5,282,717       $(1,838,517)      $(2,331,800)

Issuance of common
  stock for cash at $1.00
  per share                          80,880                81            80,799                --                --

Issuance of common
  stock for cash at $0.69
  per share                          14,545                15             9,985                --                --

Issuance of common
  stock for cash at $0.67
  per share                          60,000                60            39,940                --                --

Issuance of common
  stock for cash at $0.56
  per share                           4,444                 4             2,496                --                --

Issuance of common
  stock for cash at $0.50
  per share                         368,000               368           183,632                --                --

Issuance of common
  stock for cash at $0.31
  per share                           8,064                 8             2,492

Issuance of common
  stock for cash at $0.25
  per share                         186,800               187            46,513                --                --

Issuance of common
  stock for services at
  $0.20 per share                   274,299               274            54,586                --                --

Cancellation of shares
  issued for agreement
  for future production
  costs and other shares           (542,138)             (542)         (674,458)               --           675,000

Net loss for the year
  ended September 30, 1997               --                --                --          (858,916)               --
                                -----------       -----------       -----------       -----------       -----------

Balance,
  September 30, 1997             24,054,590       $    24,055       $ 5,028,702       $(2,697,433)      $(1,656,800)
                                -----------       -----------       -----------       -----------       -----------


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
          From Inception on October 3, 1994 through September 30, 1998

                                                                                        Deficit
                                                                                       Accumulated
                                        Common Stock                 Additional        During the
                                 -----------------------------         Paid-in         Development       Subscription
                                    Shares           Amount            Capital            Stage           Receivable
                                 -----------       -----------       -----------       -----------       ------------
Balance,
  September 30, 1997              24,054,590       $    24,055       $ 5,028,702       $(2,697,433)      $(1,656,800)

Common stock issued for
 cash at $0.10 per share           2,810,000             2,810           278,190                --                --

Common stock issued for
 services valued at $0.10
 per share                           895,455               895            88,651                --                --

Option to purchase
 2,200,000 shares of
 common stock at $0.001
 per share                                --                --           220,000                --                --

Cancellation of common
stock and options                 (2,538,170)           (2,538)       (1,534,262)               --         1,656,800

Net loss for the year ended
 September 30, 1998                       --                --                --        (1,898,376)               --
                                 -----------       -----------       -----------       -----------       -----------

Balance,
 September 30, 1998               25,221,875       $    25,222       $ 4,081,281       $(4,595,809)      $        --
                                 ===========       ===========       ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                    From
                                                        For the                 Inception on
                                                      Years Ended                October 3,
                                                     September 30,              1994 Through
                                            -----------------------------       September 30,
                                               1998              1997              1998
                                            -----------       -----------       -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

   Net loss                                 $(1,898,376)      $  (858,916)      $(4,595,809)
   Adjustments to reconcile net loss
     to net cash used by operating
     activities:
      Depreciation and amortization             130,719            93,420           384,095
      Common stock issued for services          429,546            54,860           644,331
      Write-down of obsolete assets           1,040,865                --         1,040,865
   Change in assets and liabilities:
      (Increase) decrease in inventory            6,525            33,808                --
      (Increase) decrease in other
       current assets                                --             2,981                --
      (Increase) decrease in deposits            (6,831)            6,996            (6,831)
      Increase in accounts payable and
       accrued expenses                          81,495           136,111           290,479
                                            -----------       -----------       -----------

         Net Cash Used by
          Operating Activities                 (216,057)         (530,740)       (2,242,870)
                                            -----------       -----------       -----------

CASH FLOWS FROM
  INVESTING ACTIVITIES

  Purchase of intangibles                            --           (75,771)         (150,188)
  Purchase of fixed assets                      (43,984)           (6,671)         (125,737)
                                            -----------       -----------       -----------

         Net Cash Used by
          Investing Activities                  (43,984)          (82,442)         (275,925)
                                            -----------       -----------       -----------

CASH FLOWS FROM
  FINANCING ACTIVITIES

  Repayment of notes payable and
   contracts payable                            (10,000)          (11,742)          (29,907)
  Proceeds from sale of stock                   281,000           366,580         2,198,658
  Proceeds from notes payable and
   convertible debenture                             --           222,574           361,274
                                            -----------       -----------       -----------

         Net Cash Provided by
          Financing Activities              $   271,000       $   577,412       $ 2,530,025
                                            -----------       -----------       -----------



   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)


                                                                               From
                                                    For the                Inception on
                                                   Years Ended              October 3,
                                                  September 30,            1994 Through
                                           --------------------------      September 30,
                                              1998            1997             1998
                                           ----------      ----------      -------------
INCREASE (DECREASE) IN CASH                $   10,959      $  (35,770)      $   11,230

CASH AT BEGINNING OF PERIOD                       271          36,041               --
                                           ----------      ----------       ----------

CASH AT END OF PERIOD                      $   11,230      $      271       $   11,230
                                           ==========      ==========       ==========

SUPPLEMENTAL DISCLOSURES OF
 NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

  Addition to debt for acquisition of
   intangibles                             $       --      $       --       $1,302,914

  Common stock issued for services         $  429,546      $   54,860       $  644,331

  Equipment acquired under lease
   payable                                 $       --      $       --       $   25,533


CASH PAID FOR:

  Interest                                 $       --      $       --       $    6,134
  Income taxes                             $       --      $       --       $       --



   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1998


NOTE 1 -   COMPANY ORGANIZATION AND BUSINESS ACTIVITY

           Sionix Corporation (the "Company") was incorporated in Nevada on October 3, 1994. The Company was formed to design, develop, and market an automatic water filtration system primarily for small water districts.

           The Company is in the development stage and its efforts through September 30, 1998 have been principally devoted to research and development, organizational activities, and raising capital. As of September 30, 1998, the Company has had $15,500 of revenues. The ultimate recovery of investments and costs is dependent on future profitable operations, which presently cannot be determined.

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

           c.  Property and Equipment

           Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

                            Description                         Useful Lives
                      ----------------------------              ------------
                      Computers and test equipment               5 years
                      Furniture and fixtures                     5 years

           d.  Research and Development

           Research and development costs are expensed as incurred.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1998


NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           e.  Basic Net Loss Per Share

           The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Stock warrants and stock options have been included in the fully diluted loss per share.

           f.  Provision for Income Taxes

           No provision for federal income taxes have been recorded due to net operating losses. The Company accounts for income taxes pursuant to FASB Statement No. 109. The Internal Revenue Code contains provisions which may limit the loss carryforwards available should certain events occur, including significant changes in stockholder ownership interests. Accordingly, the tax benefit of the loss carryovers is offset by a valuation allowance of the same amount. The loss carryforwards of approximately $4,250,000 will expire by the year 2013.

           g.  Estimates

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

NOTE 3 -   PROPERTY AND EQUIPMENT

           Property and equipment at September 30, 1998 consisted of the following:

                    Computers and test equipment           $ 139,316
                    Furniture and fixtures                    40,774
                                                           ---------

                         Total                               180,090

                    Less accumulated depreciation            (77,235)
                                                           ---------

                    Property and Equipment - Net           $ 102,855
                                                           =========

           Depreciation expense for the years ended September 30, 1998 and 1997 was $31,565 and $23,602, respectively.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1998


NOTE 4 -   INTANGIBLE ASSETS

           Intangible assets at September 30, 1998 consisted of the following:

                    Patents issued and pending             $ 135,033
                    Less accumulated amortization            (22,289)
                                                           ---------

                    Intangible Assets - Net                $ 112,744
                                                           =========

           Amortization expense for the years ended September 30, 1998 and 1997 was $99,154 and $69,818, respectively.

NOTE 5 -   LOAN PAYABLE

           Pursuant to an acquisition agreement, the Company assumed various promissory notes originally signed in 1992 and 1993 totaling $50,000. The notes bear interest at 8% and were originally due in 1994. Management of the Company currently cannot locate the holder of the notes and consequently has not been able to settle the liability. The amount is being included as a current liability in the accompanying financial statements until management can locate the note holder and settle the debt. The liability is included in the related party payables.

NOTE 6 -   RELATED PARTY PAYABLES

           The Company has received advances in the form of promissory notes from various shareholders and other related parties in order to pay minimal ongoing operating expenses. As of September 30, 1998, $430,655 was due by the Company as a result of these promissory notes of which $62,304 is considered to be current. Some of the notes bear interest at rates of 7% to 13.5%. All notes are due on demand and are unsecured.

NOTE 7 -   CONVERTIBLE DEBENTURE

           As of September 30, 1998, the Company has $20,000 in 10% redeemable, convertible debentures outstanding. Interest accrues at a rate of 10% per annum and is payable on a quarterly basis. The principal and unpaid interest are due during October and November 1998. The principal amount is convertible at the option of the holder at any time prior to maturity into shares of the Company's common stock at a rate of $1.00 per common share.

NOTE 8 -   STOCKHOLDERS' EQUITY

           During the year ended December 31, 1995, 414,200 shares of common stock were issued in return for notes receivable in the amount of $1,656,800. These notes were secured by the shares issued and were non-recourse. They had a stated interest rate of 6% and had maturity dates ranging from March 1, 1998 to September 7, 1998. During the year ended September 30, 1998, the shares originally issued in conjunction with the receivable were cancelled along with the corresponding subscription receivable.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1998


NOTE 9 -   COMMON STOCK PURCHASE WARRANTS

             The Company's Board of Directors has authorized and approved 851,400 common stock purchase warrants as of September 30, 1998 as follows:

                          Number           Exercise Price           Expiration
                        of Warrants           Per Share                Date
                       -------------       --------------          -------------
                         851,400              $0.50                June 30, 1999

NOTE 10 -    GOING CONCERN

             The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to generate revenue through the sales of its software and hardware products. In the opinion of management, sales of the Company's products, together with the proceeds of an offering of its common stock, will be sufficient for it to continue as a going concern.

NOTE 11 -    SUBSEQUENT EVENT

             Subsequent to September 30, 1998, the Company has received $643,500 from the sale of its common stock at $0.10 per share.

NOTE 12 -    COMMITMENTS

             Employment Agreement

             On January 1, 1998, the Company entered into an employment contract with an officer and director. The employment contract calls for payments of $7,083 per month to the officer through September 30, 2003. As a signing bonus, the officer was given the option to purchase 2,200,000 shares of the Company's common stock at $0.001 per share. Accordingly, compensation expense of $220,000 has been recorded.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        See Item 11 for information on beneficial ownership of the Company's securities.

        The directors and executive officers of the Company are as follows:

   Name                            Age       Position
   ----                            ---       --------
   James J. Houtz                  59        President, Chief Operating Officer and a Director

   Robert E. McCray                62        Chief Financial Officer and a Director

   Joan C. Horowitz                56        Secretary/Treasurer and a Director

        Mr. Houtz has been President and Chief Operating Officer of the Company since March 1998. For more than five years prior to that time he was a self-employed consultant in the areas of engineering and new product development.

        Mr. McCray has been Chief Financial Officer of the Company since July 1998. Prior to that time he was employed by San Clemente Hospital and Medical Center, as Supervisor-Accounts Payable and Supervisor-Data Processing

        Ms. Horowitz has been Secretary/Treasurer and Office Manager of the Company since April 1998. Prior to that time she was employed by Coldwell Banker in office management.

        The term of office of each director is one year or until his successor is elected at the

Company's annual meeting. Each officer is appointed by the Board of Directors and serves at the pleasure of the Board.

        In January 1998 the Company entered into a five-year employment agreement with James J. Houtz. The agreement calls for salary to Mr. Houtz of $85,000 per year, which amount is increased by 10% each year. In addition, after the first year of the Employment Agreement, during each calendar quarter for the term of the Agreement Mr. Houtz is to receive options to purchase 255,000 shares of the Company's Common Stock, at an exercise price of $.001 per share. Upon execution of the Employment Agreement, Mr. Houtz received an option to purchase 2,200,000 shares at an exercise price of $.001 per share. The Employment Agreement also provides that Mr. Houtz is to receive options to purchase an additional 1,650,000 shares of Common Stock, also exercisable at $.001 per share, at such time as he negotiates and completes the private placement of Common Stock of the Company with gross proceeds of at least $800,000. Finally, Mr. Houtz may receive options to purchase up to an additional 13,250,000 shares over the next five years based on the gross revenues of the Company.

        In July 1998 the Company entered into an employment agreement with Robert E. McCray, which expires in September 2001. The agreement calls for salary to Mr. McCray of $50,000 per year, which amount is increased by 8% each year. In addition, during each calendar quarter for the term of the Agreement Mr. McCray is to receive options to purchase 25,000 shares of the Company's Common Stock, at an exercise price of $.001 per share.

        In April 1998 the Company entered into an employment agreement with Joan
C. Horowitz, which expires in September 2001. The agreement calls for salary to Ms. Horowitz of $32,000 per year, which amount is increased by 8% each year. In addition, during each calendar quarter for the term of the Agreement Ms. Horowitz is to receive options to purchase 20,000 shares of the Company's Common Stock, at an exercise price of $.001 per share.

ITEM 10.  EXECUTIVE COMPENSATION.

        The aggregate annual remuneration, during the fiscal year ending September 30, 1998, of the three highest paid persons who are officers or directors was as follows:

                                  Aggregate         Capacities in which
   Name                          remuneration     remuneration was received
   ----                          ------------     -------------------------
   James J. Houtz                  $ 49,583       President and Chief Operating Officer

   Robert  E. McCray               $ 12,500       Chief Financial Officer

   Joan C. Horowitz                $ 18,667       Secretary

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth ownership information as of September 30, 1998 with respect to all officers and directors and promoters, and each shareholder who beneficially owns more than 5% of the outstanding shares:

   Name and Address                   No. of Shares        Percentage
   ----------------                   -------------        ----------
   S. Donna Friedman Trust              9,638,000               38.2%
      4120 Porte De Merano #80
      San Diego, CA. 92122

   James J. Houtz                       2,200,000                8.7%

   Robert E. McCray                        44,713                 .1%

   Joan C. Horowitz                        25,000                .09%

   All Directors and Officers
   as a Group (3 Persons)               2,269,713                8.9%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See the description of Employment Agreements with members of management described above.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith:

   Exhibit 10.1   Employment Agreement with James J. Houtz, dated January 1,
                  1998.

   Exhibit 10.2   Employment Agreement with Robert E. McCray, dated July 1,
                  1998.

   Exhibit 10.3   Employment Agreement with Joan C. Horowitz, dated April 1,
                  1998.

   Exhibit 10.4 Industrial Lease between the Company and The Irvine Company, dated August 6, 1998.

   Exhibit 27     Financial Data Schedule

(b) A Report on Form 8-K, dated as of August 5, 1998, was filed on August 13, 1998, disclosing a litigation matter and a change in management.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Sionix Corporation



  Date: January 14, 1999                By  /s/ James J. Houtz
                                            ------------------------------------
                                             James J. Houtz, President

                                 EXHIBIT INDEX


   Exhibit 10.1   Employment Agreement with James J. Houtz, dated January 1,
                  1998.

   Exhibit 10.2   Employment Agreement with Robert E. McCray, dated July 1,
                  1998.

   Exhibit 10.3   Employment Agreement with Joan C. Horowitz, dated April 1,
                  1998.

   Exhibit 10.4 Industrial Lease between the Company and The Irvine Company, dated August 6, 1998.

   Exhibit 27     Financial Data Schedule