Form 10QSB
period 1998-12-31
SIONIX CORP /UT/
filed 1999-02-16
CIK 764667

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB
                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                          Commission File No. 2-95626-D

                               SIONIX CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)


                   Utah                             87-0428526
       ----------------------------        ------------------------------
       (State or other jurisdiction        (I.R.S. Employer incorporation
            of organization)                   or Identification No.)


                          7282 Jeronimo Road, Suite 108
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 454-9283
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of each Class of Common Stock             Outstanding at December 31, 1998
-----------------------------------             --------------------------------
Common Stock, without par value                          31,756,875

                         PART I - FINANCIAL INFORMATION

Item 1 Financial Statements.

           The financial statements included herein have been prepared by the Company, without audit. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1998 and the results of its operations and changes in its financial position from inception through December 31, 1998 have been made.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


ASSETS

                                                     December 31,     September 30,
                                                        1998              1998
                                                    -------------     -------------
                                                    (Unaudited)
CURRENT ASSETS

   Cash                                               $372,556          $ 11,230
                                                      --------          --------
      Total Current Assets                             372,556            11,230
                                                      --------          --------

PROPERTY AND EQUIPMENT - NET (Notes 2 and 3)           126,569           102,855
                                                      --------          --------

OTHER ASSETS

   Deposits                                             17,231             6,831
   Intangibles - net (Note 4)                          110,494           112,744
                                                      --------          --------

      Total Other Assets                               127,725           119,575
                                                      --------          --------

      TOTAL ASSETS                                    $626,850          $233,660
                                                      ========          ========

                               SIONIX CORPORATION
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                   December 31,         September 30,
                                                                      1998                  1998
                                                                   -----------          -------------
                                                                   (Unaudited)

CURRENT LIABILITIES

   Accounts payable                                                $    85,698           $   134,229
   Accrued expenses                                                    147,663               138,082
   Related party payables - current portion (Note 6)                    50,000                62,304
   Convertible debenture                                                    --                20,000
                                                                   -----------           -----------

      Total Current Liabilities                                        283,361               354,615
                                                                   -----------           -----------

LONG-TERM DEBTS

   Related party payables - less current portion (Note 6)              329,851               368,351
                                                                   -----------           -----------

      Total Long-Term Debts                                            329,851               368,351
                                                                   -----------           -----------

      Total Liabilities                                                613,212               722,966
                                                                   -----------           -----------

COMMITMENTS (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock $0.001 par value; 100,000,000 shares
    authorized, 31,756,875 and 25,221,875 shares issued
    and outstanding, respectively                                       31,757                25,222
   Additional paid-in capital                                        4,728,246             4,081,281
   Deficit accumulated during the development stage                 (4,746,365)           (4,595,809)
                                                                   -----------           -----------

      Total Stockholders' Equity (Deficit)                              13,638              (489,306)
                                                                   -----------           -----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                            $   626,850           $   233,660
                                                                   ===========           ===========

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                                                               From
                                                           For the                         Inception on
                                                      Three Months Ended                    October 3,
                                                          December 31,                     1994 Through
                                               --------------------------------            December 31,
                                                   1998                  1997                 1998
                                               -----------           -----------           -----------

REVENUE                                        $        --           $        --           $    15,500

COST OF SALES                                           --                    --                 6,540
                                               -----------           -----------           -----------

GROSS PROFIT                                            --                    --                 8,960
                                               -----------           -----------           -----------

EXPENSES

   Research and development                             --                                     850,353
   Depreciation and amortization                    11,692                23,300               395,787
   Administrative and marketing                    131,491                 6,286             2,260,634
                                               -----------           -----------           -----------

      Total Expenses                               143,183                29,586             3,506,774
                                               -----------           -----------           -----------

LOSS FROM OPERATIONS                              (143,183)              (29,586)           (3,497,814)
                                               -----------           -----------           -----------

OTHER INCOME (EXPENSE)

   Interest income                                   1,713                    --                 1,713
   Write down of obsolete intangibles                   --                    --            (1,040,865)
   Write down of obsolete software                      --                    --               (53,614)
   Settlement costs                                     --                    --               (25,125)
   Interest                                         (9,086)               (8,331)             (130,660)
                                               -----------           -----------           -----------

      Total Other Income (Expense)                  (7,373)               (8,331)           (1,248,551)
                                               -----------           -----------           -----------

NET LOSS BEFORE TAXES                             (150,556)              (37,917)           (4,746,365)

PROVISION FOR INCOME TAXES                              --                    --                    --
                                               -----------           -----------           -----------

BASIC NET LOSS                                 $  (150,556)          $   (37,917)          $(4,746,365)
                                               ===========           ===========           ===========

BASIC NET LOSS PER SHARE                       $     (0.00)          $     (0.00)
                                               ===========           ===========

FULLY DILUTED NET LOSS PER SHARE               $     (0.00)          $     (0.00)
                                               ===========           ===========

                               SIONIX CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
           From Inception on October 3, 1994 through December 31, 1998

                                                                                Deficit
                                                                              Accumulated
                                     Common Stock             Additional      During the
                             ---------------------------       Paid-in        Development    Subscription
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

                               SIONIX CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
           From Inception on October 3, 1994 through December 31, 1998

                                                                                    Deficit
                                                                                  Accumulated
                                          Common Stock            Additional      During the
                                 ---------------------------       Paid-in        Development      Subscription
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

                               SIONIX CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
           From Inception on October 3, 1994 through December 31, 1998

                                                                                   Deficit
                                                                                  Accumulated
                                        Common Stock              Additional      During the
                               ----------------------------        Paid-in        Development      Subscription
                                  Shares           Amount          Capital           Stage          Receivable
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

                               SIONIX CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
           From Inception on October 3, 1994 through December 31, 1998

                                                                                    Deficit
                                                                                   Accumulated
                                         Common Stock             Additional       During the
                                ----------------------------        Paid-in        Development      Subscription
                                  Shares           Amount           Capital           Stage          Receivable
                                -----------      -----------      -----------      -----------      -----------

Balance,
  September 30, 1997             24,054,590      $    24,055      $ 5,028,702      $(2,697,433)     $(1,656,800)

Common stock issued for
 cash at $0.10 per share          2,810,000            2,810          278,190               --               --

Common stock issued for
 services valued at $0.10
 per share                          895,455              895           88,651               --               --

Option to purchase
 2,200,000 shares of
 common stock at $0.001
 per share                               --               --          220,000               --               --

Cancellation of common
stock and options                (2,538,170)          (2,538)      (1,534,262)              --        1,656,800

Net loss for the year ended
 September 30, 1998                      --               --               --       (1,898,376)              --
                                -----------      -----------      -----------      -----------      -----------

Balance,
 September 30, 1998              25,221,875           25,222        4,081,281       (4,595,809)              --

Common stock issued for
 cash at $0.10 per share
 (unaudited)                      6,535,000            6,535          646,965               --               --

Net loss for the three
 months ended
 December 31, 1998
 (unaudited)                             --               --               --         (150,556)              --
                                -----------      -----------      -----------      -----------      -----------

Balance,
 December 31, 1998
 (unaudited)                     31,756,875      $    31,757      $ 4,728,246      $(4,746,365)     $        --
                                ===========      ===========      ===========      ===========      ===========

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                                                               From
                                                     For the                 Inception on
                                                 Three Months Ended          October 3,
                                                     December 31,            1994 Through
                                           ----------------------------      December 31,
                                               1998             1997             1998
                                           -----------      -----------      -----------

CASH FLOWS FROM
 OPERATING ACTIVITIES

   Net loss                                $  (150,556)     $   (37,917)     $(4,746,365)
   Adjustments to reconcile net loss
     to net cash used by operating
     activities:
      Depreciation and amortization             11,692           23,300          395,786
      Common stock issued for services                                           644,331
      Write-down of obsolete assets                 --               --        1,040,865
   Change in assets and liabilities:
      (Increase) decrease in deposits          (10,400)              --          (17,231)
      Increase in accounts payable and
       accrued expenses                        (38,951)         (19,549)         251,529
                                           -----------      -----------      -----------

         Net Cash Used by
          Operating Activities                (188,215)         (34,166)      (2,431,085)
                                           -----------      -----------      -----------

CASH FLOWS FROM
  INVESTING ACTIVITIES

  Purchase of intangibles                           --          (10,000)        (150,188)
  Purchase of fixed assets                     (33,155)              --         (158,892)
                                           -----------      -----------      -----------

         Net Cash Used by
          Investing Activities                 (33,155)         (10,000)        (309,080)
                                           -----------      -----------      -----------

CASH FLOWS FROM
  FINANCING ACTIVITIES

  Repayment of notes payable and
   contracts payable                           (70,804)           2,611         (100,711)
  Proceeds from sale of stock                  653,500               --        2,852,158
  Proceeds from notes payable and
   convertible debenture                            --           56,374          361,274
                                           -----------      -----------      -----------

         Net Cash Provided by
          Financing Activities             $   582,696      $    58,985      $ 3,112,721
                                           -----------      -----------      -----------

                               SIONIX CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)



                                                                                       From
                                                               For the              Inception on
                                                          Three Months Ended         October 3,
                                                              December 31,          1994 Through
                                                      -------------------------     December 31,
                                                         1998           1997           1998
                                                      ----------     ----------    -------------

INCREASE (DECREASE) IN CASH                           $  361,326     $   14,819     $  372,556

CASH AT BEGINNING OF PERIOD                               11,230            271             --
                                                      ----------     ----------     ----------

CASH AT END OF PERIOD                                 $  372,556     $   15,090     $  372,556
                                                      ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURES OF
 NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

  Addition to debt for acquisition of intangibles     $       --     $       --     $1,302,914
  Common stock issued for services                    $       --     $       --     $  644,331
  Equipment acquired under lease payable              $       --     $       --     $   25,533


CASH PAID FOR:

  Interest                                            $    9,086     $       --     $   15,220
  Income taxes                                        $       --     $       --     $       --


                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    December 31, 1998 and September 30, 1998


NOTE 1 -        COMPANY ORGANIZATION AND BUSINESS ACTIVITY

                Sionix Corporation (the "Company") was incorporated in Nevada on October 3, 1994. The Company was formed to design, develop, and market an automatic water filtration system primarily for small water districts.

                The Company is in the development stage and its efforts through December 31, 1998 have been principally devoted to research and development, organizational activities, and raising capital. As of December 31, 1998, the Company has had $15,500 of revenues. The ultimate recovery of investments and costs is dependent on future profitable operations, which presently cannot be determined.

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

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    December 31, 1998 and September 30, 1998


NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                e.  Basic Loss Per Share

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

NOTE 3 -        PROPERTY AND EQUIPMENT

                Property and equipment at December 31, 1998 consisted of the following:

                  Computers and test equipment           $  172,471
                  Furniture and fixtures                     40,774
                                                         ----------
                       Total                                213,245

                  Less accumulated depreciation             (86,676)
                                                         ----------

                  Property and Equipment - Net           $  126,569
                                                         ==========

                Depreciation expense for the three months ended December 31, 1998 and the year ended September 30, 1998 was $9,442 and $31,565, respectively.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    December 31, 1998 and September 30, 1998


NOTE 4 -        INTANGIBLE ASSETS

                Intangible assets at December 31, 1998 consisted of the following:

                Patents issued and pending            $   135,033
                Less accumulated amortization             (24,539)
                                                      -----------

                Intangible Assets - Net               $   110,494
                                                      ===========

                Amortization expense for the three months ended December 31, 1998 and for the year ended September 30, 1998 was $2,250 and $99,154, respectively.

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

NOTE 6 -        RELATED PARTY PAYABLES

                The Company has received advances in the form of promissory notes from various shareholders and other related parties in order to pay minimal ongoing operating expenses. As of December 31, 1998, $379,851 was due by the Company as a result of these promissory notes of which $50,000 is considered to be current. The notes bear interest at rates of 7% to 13.5%. All of the notes are due on demand and are unsecured.

NOTE 7 -        STOCKHOLDERS' EQUITY

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

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    December 31, 1998 and September 30, 1998


NOTE 8 -        COMMON STOCK PURCHASE WARRANTS

                  The Company's Board of Directors has authorized and approved 851,400 common stock purchase warrants as of December 31, 1998 as follows:

                    Number              Exercise Price           Expiration
                  of Warrants             Per Share                 Date

                    851,400             $    0.50               June 30, 1999

NOTE 9 -        GOING CONCERN

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

NOTE 10 -       COMMITMENTS

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

                Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         General. The Company has formulated its business plans and strategies based on certain assumptions of the Company's management regarding the size of the market for the products which the Company will be able to offer, the Company's anticipated share of the market, and the estimated prices for and acceptance of the Company's products. The Company continues to believe its business plans and the assumptions upon which they are based are valid. Although these plans and assumptions are based on the best estimates of management, there can be no assurance that these assessments will prove to be correct. No independent marketing studies have been conducted on behalf of or otherwise obtained by the Company, nor are any such studies planned. Any future success that the Company might enjoy will depend upon many factors, including factors which may be beyond the control of the Company or which cannot be predicted at this time. These factors may include product obsolescence, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including cost of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors, and changes in governmental regulation imposed under federal, state or local laws.

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


                 Results of Operations (Three Months Ended December 31, 1998 Compared to Three Months Ended September 30, 1998) In March of 1998, the Company experienced a change in management, and a new Board of Directors was elected at the Annual Shareholders' Meeting in August 1998. As a result, the focus of the Company's efforts has changed to concentrate on development, manufacturing and distribution of the Company's hardware products. The immediate focus is on the DAF (Dissolved Air Flotation) Tower, Automatic Back-Flush Filtration System, 0-Zone Mixing Chamber and other related products, some of which have their own separate markets. The Company suspended work on the Sionix, SCADA System and SCADA Manager Software program.

                 The Company is continuing with engineering focus on hardware and water filtration equipment. The first phase of testing was completed in November 1998.The second phase of testing is currently underway and is revealing useful data. Management expects to implement minor engineering adjustments in tooling prior to the execution of contracts for production tooling. Management is in negotiations with suppliers for tooling and production of various support products that have their own markets.
 .
                   For the quarter ended December 31, 1998, the Company reported a loss of $150,556, or $-0- per share. This compares with a loss of $37,917, or -0- per share for the quarter ending September 30, 1998. This increased loss is principally due to higher administrative and marketing expenses.

       Liquidity and Capital Resources. On December 31, 1998, the Company had cash on hand of $372,556. The principal source of liquidity has been sales of securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that expected cash flow plus the anticipated proceeds from sales of securities will be sufficient to finance the Company's operations at currently anticipated levels for a period of at least twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

Year 2000 Issues.The "year 2000" issue concerns the potential exposure related to the possible automatic generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. When the year 2000 begins, programs with such date-related logic will not be able to distinguish between the years 1900 and 2000, potentially causing software and hardware to fail, generating erroneous calculations or presenting information in an unusable format.

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



PART II - OTHER INFORMATION

Item 1. Legal Proceedings

       The Company has is not a party to any material legal proceeding.

Item 2. Changes in Securities and Use of Proceeds

       Inapplicable.

Item 3 - Defaults upon Senior Securities.

       Inapplicable.

Item 4 - Submission of Matters to a Vote of Security Holders

       Inapplicable.

Item 5 - Other Information

       Inapplicable.


Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27. Financial Data Schedule

                                   Signatures

       In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date: February  16, 1999

Sionix Corporation

       By: /s/ James J. Houtz
           ---------------------------------------------
              James J. Houtz, President

       By: /s/ Robert E. McCray
           ---------------------------------------------
             Robert E. McCray, Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
------              -----------
27                  Financial Data Schedule