Form 10QSB
period 1999-03-31
SIONIX CORP /UT/
filed 1999-05-17
CIK 764667

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB
                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                          Commission File No. 2-95626-D

                               SIONIX CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)


                  Utah                               87-0428526
      -------------------------------            --------------------
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)


                 9272 Jeronimo Road, Suite 108, Irvine CA 92618
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 454-9283
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of each Class of Common Stock            Outstanding at March 31, 1999
-----------------------------------            -----------------------------

Common Stock, without par value                         32,186,875

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements.

            The financial statements included herein have been prepared by the Company, without audit. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999, have been made.


                               SIONIX CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


ASSETS

                                                           March 31,       September 30,
                                                             1999              1998
                                                           ---------       -------------
                                                          (Unaudited)
CURRENT ASSETS

   Cash                                                     $219,858          $ 11,230
                                                            --------          --------

      Total Current Assets                                   219,858            11,230
                                                            --------          --------

PROPERTY AND EQUIPMENT - NET (Notes 2 and 3)                 119,737           102,855
                                                            --------          --------

OTHER ASSETS

   Deposits                                                   22,232             6,831
   Intangibles - net (Note 4)                                108,243           112,744
                                                            --------          --------

      Total Other Assets                                     130,475           119,575
                                                            --------          --------

      TOTAL ASSETS                                          $470,070          $233,660
                                                            ========          ========


                               SIONIX CORPORATION
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           March 31,            September 30,
                                                             1999                   1998
                                                         -----------            -------------
                                                         (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                      $    44,101           $   134,229
   Accrued expenses                                          120,990               138,082
   Related party payables - current portion (Note 6)          50,000                62,304
   Convertible debenture                                          --                20,000
                                                         -----------           -----------

      Total Current Liabilities                              215,091               354,615
                                                         -----------           -----------

LONG-TERM DEBTS

   Related party payables - less current portion
       (Note 6)                                              329,718               368,351
                                                         -----------           -----------

      Total Long-Term Debts                                  329,718               368,351
                                                         -----------           -----------

      Total Liabilities                                      544,809               722,966
                                                         -----------           -----------

COMMITMENTS (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock $0.001 par value; 100,000,000 shares
    authorized, 32,186,875 and 25,221,875 shares issued
    and outstanding, respectively                            32,187                25,222
   Additional paid-in capital                             4,770,815             4,081,281
   Deficit accumulated during the development stage      (4,877,741)           (4,595,809)
                                                        -----------            ----------

      Total Stockholders' Equity (Deficit)                  (74,739)             (489,306)
                                                        -----------            ----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                 $   470,070            $  233,660
                                                        ===========            ==========


                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                                                                               From
                                                                                                           Inception on
                                         For the Six Months Ended         For the Three Months Ended        October 3,
                                                March 31,                         March 31,                1994 Through
                                        ----------------------------      ----------------------------      March 31,
                                           1999             1998             1999             1998             1999
                                        -----------      -----------      -----------      -----------     -----------
REVENUE                                 $        --      $        --      $        --      $        --     $    15,500

COST OF SALES                                    --               --               --               --           6,540
                                        -----------      -----------      -----------      -----------     -----------

GROSS PROFIT                                     --               --               --               --           8,960
                                        -----------      -----------      -----------      -----------     -----------

EXPENSES

  Research and development                       --               --               --               --         850,353
  Depreciation and
   amortization                              23,834           46,600           12,142           23,300         407,929
  Administrative and
   marketing                                251,503           16,441          120,012           10,155       2,380,646
                                        -----------      -----------      -----------      -----------     -----------

     Total Expenses                         275,337           63,041          132,154           33,455       3,638,928
                                        -----------      -----------      -----------      -----------     -----------

LOSS FROM OPERATIONS                       (275,337)         (63,041)        (132,154)         (33,455)     (3,629,968)
                                        -----------      -----------      -----------      -----------     -----------

OTHER INCOME (EXPENSE)

  Write down of obsolete
   software                                      --               --               --               --         (53,614)
  Interest income                             4,784               --            3,071               --           4,784
  Write-down of obsolete
    intangibles                                  --               --               --               --      (1,040,865)
  Settlement costs                               --               --               --               --         (25,125)
  Interest                                  (11,379)         (14,452)          (2,293)          (6,121)       (132,953)
                                        -----------      -----------      -----------      -----------     -----------

     Total Other Income
      (Expense)                              (6,595)         (14,452)             778           (6,121)     (1,247,773)
                                        -----------      -----------      -----------      -----------     -----------

NET LOSS                                $  (281,932)     $   (77,493)     $  (131,376)     $   (39,576)    $(4,877,741)
                                        ===========      ===========      ===========      ===========     ===========

LOSS PER SHARE                          $     (0.00)     $     (0.00)     $     (0.00)     $     (0.00)
                                        ===========      ===========      ===========      ===========


                               SIONIX CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
            From Inception on October 3, 1994 through March 31, 1999

                                                                                       Deficit
                                                                                     Accumulated
                                             Common Stock            Additional      During the
                                        --------------------          Paid-in        Development          Subscription
                                        Shares        Amount          Capital           Stage              Receivable
                                        ------        ------         ----------     -----------           ------------
Balance,
 October 3, 1994                            --     $        --     $        --      $        --           $         --

Shares issued to initial
 stockholders in October
 1994 at $0.01 per share                10,000              10              90               --                     --

Net loss from October 3,
 1994 through
 December 31, 1994                          --              --              --           (1,521)                    --
                                     ---------     -----------     -----------      -----------           ------------

Balance,
 December 31, 1994                      10,000              10              90           (1,521)                    --

Issuance of common
 stock for assignment
 of rights recorded at
 predecessor cost at
 $0.00 per share                     1,990,000           1,990          (1,990)              --                     --

Issuance of common
 stock for services at
 $0.25 per share                       572,473             572         135,046               --                     --

Issuance of common
 stock for debt at $0.25
 per share                             188,561             188          47,347               --                     --

Issuance of common
 stock for debt at $0.50
 per share                             595,860             596         297,334               --                     --

Issuance of common
 stock for debt at $2.00
 per share                              98,194              98         196,290               --                     --

Issuance of common
 stock for debt at $4.00
 per share                             156,025             156         623,944               --                     --
                                     ---------     -----------     -----------      -----------           ------------

Balance forward                      3,611,113      $    3,610     $ 1,298,061      $    (1,521)          $         --
                                     ---------     -----------     -----------      -----------           ------------

                               SIONIX CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
            From Inception on October 3, 1994 through March 31, 1999

                                                                                       Deficit
                                                                                     Accumulated
                                             Common Stock            Additional      During the
                                        --------------------          Paid-in        Development          Subscription
                                        Shares        Amount          Capital           Stage              Receivable
                                        ------        ------         ----------     -----------           ------------
Balance forward                       3,611,113     $     3,610     $ 1,298,061      $    (1,521)     $        --

Issuance of common
 stock  for cash at $4.00
 per share                              138,040             138         552,022               --               --

Issuance of common
 stock for subscription
 note receivable at
 $4.00 per share                        414,200             414       1,652,658               --       (1,656,800)

Issuance of common
 stock for future production
 costs at $6.00 per share               112,500             113         674,887               --         (675,000)

Issuance of common
 stock for cash at $6.00
 per share                               94,517              95         567,005               --               --

Net loss for the year
 ended December 31, 1995                     --              --              --         (914,279)              --
                                    -----------     -----------      ----------       ----------      -----------

Balance,
 December 31, 1995                    4,370,370           4,370       4,744,633         (915,800)      (2,331,800)

Issuance of common
 stock in reorganization             18,632,612          18,633         (58,033)              --               --

Issuance of common
 stock for cash at $1.00
 per share                              572,407             573         571,834               --               --

Issuance of common
 stock for services at
 $1.00 per share                         24,307              24          24,283               --               --

Net loss for the nine
 months ended
 September 30, 1996                          --              --              --         (922,717)              --
                                    -----------     -----------      ----------       ----------     ------------

Balance,
 September 30, 1996                  23,599,696     $    23,600     $ 5,282,717      $(1,838,517)     $(2,331,800)
                                    -----------     -----------      ----------       ----------     ------------


                               SIONIX CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
            From Inception on October 3, 1994 through March 31, 1999

                                                                                       Deficit
                                                                                     Accumulated
                                             Common Stock            Additional      During the
                                        --------------------          Paid-in        Development          Subscription
                                        Shares        Amount          Capital           Stage              Receivable
                                        ------        ------         ----------     -----------           ------------
Balance,
 September 30, 1996                   23,599,696      $    23,600      $ 5,282,717      $(1,838,517)     $(2,331,800)

Issuance of common
  stock for cash at $1.00
  per share                               80,880               81           80,799               --               --

Issuance of common
  stock for cash at $0.69
  per share                               14,545               15            9,985               --               --

Issuance of common
  stock for cash at $0.67
  per share                               60,000               60           39,940               --               --

Issuance of common
  stock for cash at $0.56
  per share                                4,444                4            2,496               --               --

Issuance of common
  stock for cash at $0.50
  per share                              368,000              368          183,632               --               --

Issuance of common
  stock for cash at $0.31
  per share                                8,064                8            2,492               --               --

Issuance of common
  stock for cash at $0.25
  per share                              186,800              187           46,513               --               --

Issuance of common
  stock for services at
  $0.20 per share                        274,299              274           54,586               --               --

Cancellation of shares
  issued for agreement
  for future production
  costs and other shares                (542,138)            (542)        (674,458)              --          675,000

Net loss for the year
  ended September 30, 1997                    --               --               --         (858,916)              --
                                     -----------      -----------      -----------      -----------      -----------

Balance,
  September 30, 1997                  24,054,590      $    24,055      $ 5,028,702      $(2,697,433)     $(1,656,800)
                                     -----------      -----------      -----------      -----------      -----------

                               SIONIX CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
            From Inception on October 3, 1994 through March 31, 1999

                                                                                       Deficit
                                                                                     Accumulated
                                             Common Stock            Additional      During the
                                        --------------------          Paid-in        Development      Subscription
                                        Shares        Amount          Capital           Stage          Receivable
                                        ------        ------         ----------     -----------       ------------
Balance,
  September 30, 1997                  24,054,590      $ 24,055      $ 5,028,702      $(2,697,433)     $(1,656,800)

Common stock issued for
 cash at $0.10 per share               2,810,000         2,810          278,190               --               --

Common stock issued for
 services valued at $0.10
 per share                               895,455           895           88,651               --               --

Option to purchase
 2,200,000 shares of
 common stock at $0.001
 per share                                    --            --          220,000               --               --

Cancellation of common
stock and options                     (2,538,170)       (2,538)      (1,534,262)              --        1,656,800

Net loss for the year ended
 September 30, 1998                           --            --               --       (1,898,376)              --
                                     -----------      --------      -----------      -----------      -----------

Balance,
 September 30, 1998                   25,221,875        25,222        4,081,281       (4,595,809)              --

Common stock issued for
 cash at $0.10 per share
 (unaudited)                           6,965,000         6,965          689,534               --               --

Net loss for the six
 months ended
 March 31, 1999
 (unaudited)                                  --            --               --         (281,932)              --
                                     -----------      --------      -----------      -----------      -----------

Balance,
 March 31, 1999
 (unaudited)                          32,186,875      $ 32,187      $ 4,770,815      $(4,877,741)     $        --
                                     ===========      ========      ===========      ===========      ===========

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                              From
                                                                                                          Inception on
                                         For the Six Months Ended         For the Three Months Ended       October 3,
                                                March 31,                         March 31,               1994 Through
                                       ---------------------------       ---------------------------        March 31,
                                           1999            1998              1999           1998               1999
                                       -----------      ----------       -----------      ----------       -----------
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss                             $  (281,932)     $   (77,493)     $  (131,376)     $   (39,576)     $(4,877,741)
  Adjustments to Reconcile Net
   Loss to Net Cash Used by
   Operating Activities:
    Depreciation and amortization           23,834           46,600           12,142           23,300         407,929
    Common stock issued
     for services                               --               --               --               --         644,331
    Write-down of obsolete assets               --               --               --               --       1,040,865
  Change in Assets and
   Liabilities:
    (Increase) decrease in deposits        (15,401)              --           (5,001)              --         (22,234)
    Increase (decrease) in accounts
     payable and accrued expenses         (107,220)         (38,810)         (68,270)         (19,261)        183,260
                                       -----------       ----------      -----------      -----------     -----------


 Net Cash Used by
  Operating Activities                    (380,719)         (69,703)        (192,505)         (35,537      (2,623,590)
                                       -----------       ----------      -----------      -----------     -----------

CASH FLOWS FROM
  INVESTING ACTIVITIES

  Purchase of intangibles                       --          (10,447)              --             (447)       (150,188)
  Purchase of fixed assets                 (36,215)              --           (3,060)              --        (161,952)
                                       -----------       ----------      -----------      -----------     -----------

Net Cash Used by
  Investing Activities                     (36,215)         (10,447)          (3,060)            (447)      (312,140)
                                       -----------       ----------      -----------      -----------     -----------

CASH FLOWS FROM
  FINANCING ACTIVITIES

  Repayment of notes payable
   and contracts payable                   (70,937)              60             (133)          (2,551)       (100,844)
  Proceeds from sale of common
   stock                                   696,499               --           43,000               --       2,895,158
  Proceeds from notes payable
   and convertible debenture                    --           81,269               --           24,895         361,274
                                       -----------       ----------      -----------      -----------     -----------


Net Cash Provided by
  Financing Activities                 $   625,562      $    81,329      $    42,867      $    22,344     $ 3,155,588
                                       -----------       ----------      -----------      -----------     -----------

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                              From
                                                                                                          Inception on
                                         For the Six Months Ended         For the Three Months Ended       October 3,
                                                March 31,                         March 31,               1994 Through
                                       ---------------------------       ---------------------------        March 31,
                                           1999            1998              1999           1998               1999
                                       -----------      ----------       -----------      ----------       -----------
INCREASE (DECREASE)
 IN CASH                               $   208,628     $    1,179        $  (152,698)      $   (13,640)    $   219,858

CASH AT BEGINNING OF
 PERIOD                                     11,230            271            372,556            15,090              --
                                       -----------     ----------        -----------       -----------     -----------

CASH AT END OF PERIOD                  $   219,858     $    1,450        $   219,858       $     1,450     $   219,858
                                       ===========     ==========        ===========       ===========     ===========
CASH PAID FOR:
  Interest                             $    11,379     $   14,452        $        --       $     6,121     $    17,513
  Income taxes                         $        --     $       --        $        --       $        --     $        --

SUPPLEMENTAL DISCLOSURES
 OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

  Decrease (Increase) in
  subscription notes receivable
  and future production costs
  receivable                           $        --     $       --        $        --       $        --     $(1,536,800)

  Addition to debt for acquisition
   of intangibles                      $        --     $       --        $        --       $        --     $ 1,302,914

  Common stock issued for
   services                            $        --     $       --        $        --       $        --     $   644,331

  Equipment acquired under
   lease payable                       $        --     $       --        $        --       $        --     $    25,533


                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 1999 and September 30, 1998

NOTE 1 -  COMPANY ORGANIZATION AND BUSINESS ACTIVITY

          Sionix Corporation (the "Company") was incorporated in Nevada on October 3, 1994. The Company was formed to design, develop, and market an automatic water filtration system primarily for small water districts.

          The Company is in the development stage and its efforts through December 31, 1998 have been principally devoted to research and development, organizational activities, and raising capital. As of March 31, 1999, the Company has had $15,500 of revenues. The ultimate recovery of investments and costs is dependent on future profitable operations, which presently cannot be determined.

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

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 1999 and September 30, 1998


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

          h. Unaudited Financial Statements

          The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

NOTE 3 - PROPERTY AND EQUIPMENT

          Property and equipment at March 31, 1999 consisted of the following:

          Computers and test equipment                 $ 190,471
          Furniture and fixtures                          25,834
                                                       ---------

              Total                                      216,305

          Less accumulated depreciation                  (96,568)
                                                       ---------

          Property and Equipment - Net                 $ 119,737
                                                       =========

          Depreciation expense for the six months ended March 31, 1999 and the year ended September 30, 1998 was $19,334 and $31,565, respectively.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 1999 and September 30, 1998


NOTE 4 - INTANGIBLE ASSETS

          Intangible assets at March 31, 1999 consisted of the following:

          Patents issued and pending                $ 135,033
          Less accumulated amortization               (26,790)
                                                    ---------

          Intangible Assets - Net                   $ 108,243
                                                    =========

          Amortization expense for the six months ended March 31, 1999 and for the year ended September 30, 1998 was $4,500 and $99,154, respectively.

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

NOTE 6 - RELATED PARTY PAYABLES

          The Company has received advances in the form of promissory notes from various shareholders and other related parties in order to pay minimal ongoing operating expenses. As of March 31, 1999, $379,718 was due by the Company as a result of these promissory notes of which $50,000 is considered to be current. The notes bear interest at rates of 7% to 13.5%. All of the notes are due on demand and are unsecured.

NOTE 7 - STOCKHOLDERS' EQUITY

          During the year ended December 31, 1995, 414,200 shares of common stock were issued in return for notes receivable in the amount of $1,656,800. These notes were secured by the shares issued and were non-recourse. They had a stated interest rate of 6% and had maturity dates ranging from March 1, 1998 to September 7, 1998. During the year ended September 30, 1998, the shares originally issued in conjunction with the receivable were canceled along with the corresponding subscription receivable.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 1999 and September 30, 1998

NOTE 8 - COMMON STOCK PURCHASE WARRANTS

          The Company's Board of Directors has authorized and approved 851,400 common stock purchase warrants as of December 31, 1998 as follows:

            Number           Exercise Price          Expiration
          of Warrants          Per Share                Date
          -----------        --------------          ----------
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

Item 2. Management's Discussion and Analysis or Plan of Operations

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

                    Results of Operations (Three Months Ended March 31, 1999 Compared to Three Months Ended December 31, 1998) In March of 1998, the Company experienced a change in management, and a new Board of Directors was elected at the Annual Shareholders' Meeting in August 1998. As a result, the focus of the Company's efforts has changed to concentrate on development, manufacturing and distribution of the Company's hardware products. The immediate focus is on the DAF (Dissolved Air Flotation) System, Automatic Back-Flush Filtration System, 0-Zone Mixing Chamber and other related products, some of which have their own separate markets. The Company suspended work on the Sionix, SCADA System and SCADA Manager Software program.

                    The Company is continuing with engineering focus on hardware and water filtration equipment. The first phase of testing was completed in November 1998. The second phase of testing is currently underway and is revealing useful data. Management expects to implement engineering adjustments in tooling prior to the execution of contracts for production tooling. Management is in negotiations with suppliers for tooling and production of various support products that have their own markets.

                    For the quarter ended March 31, 1999, the Company reported a loss of $132,154, or $-0- per share. This compares with a loss of $150,556, or -0- per share for the quarter ending December 31, 1998. This decreased loss is principally due to slightly lower administrative and marketing expenses.

        Liquidity and Capital Resources. On March 31, 1999, the Company had cash on hand of $219,858. The principal source of liquidity has been sales of securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that expected cash flow plus the anticipated proceeds from sales of securities will be sufficient to finance the Company's operations at currently anticipated levels for a period of at least twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

        Year 2000 Issues. The "year 2000" issue concerns the potential exposure related to the possible automatic generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. When the year 2000 begins, programs with such date-related logic will not be able to distinguish between the years 1900 and 2000, potentially causing software and hardware to fail, generating erroneous calculations or presenting information in an unusable format.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Inapplicable.

Item 2. Changes in Securities and Use of Proceeds

        Inapplicable.

Item 3. Defaults Upon Senior Securities.

        Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Inapplicable.

Item 5. Other Information

        Inapplicable.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

                27. Financial Data Schedule

        (b) Reports on Form 8-K

                Inapplicable

                                   Signatures

            In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date: May 17, 1999

                                                 Sionix Corporation

                                     By:   /s/ JAMES J. HOUTZ
                                           -------------------------------------
                                           James J. Houtz, President


                                     By    /s/ ROBERT E. MCCRAY
                                           -------------------------------------
                                           Robert E. McCray, Chief Financial
                                           Officer