Form 10QSB
period 1999-06-30
SIONIX CORP /UT/
filed 1999-08-12
CIK 764667

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                          Commission File No. 2-95626-D


                               SIONIX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Utah                        87-0428526
--------------------------------------------------------------------------------
        (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)      Identification No.)


             9272 Jeronimo Road, Suite 108, Irvine, California 92618
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (949) 454-9283
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Title of each Class of Common Stock                Outstanding at June 30, 1999
-----------------------------------                ----------------------------

Common Stock, without par value                            32,746,875

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The financial statements included herein have been prepared by the Company, without audit. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1999, have been made.

                               SIONIX CORPORATION
                          (A Development Stage Company)

                                 Balance Sheets

                                    ASSETS

                                                   June 30,     September 30,
                                                     1999           1998
                                                   --------     -------------
                                                  (Unaudited)
CURRENT ASSETS
   Cash                                            $136,562       $ 11,230
                                                   --------       --------
      Total Current Assets                          136,562         11,230
                                                   --------       --------
PROPERTY AND EQUIPMENT - NET (Notes 2 and 3)        114,954        102,855
                                                   --------       --------
OTHER ASSETS
   Deposits                                          32,231          6,831
   Intangibles - net (Note 4)                       105,993        112,744
                                                   --------       --------
      Total Other Assets                            138,224        119,575
                                                   --------       --------
      TOTAL ASSETS                                 $389,740       $233,660
                                                   ========       ========

                               SIONIX CORPORATION
                          (A Development Stage Company)

                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 June 30,          September 30,
                                                                   1999                1998
                                                                -----------        -------------
                                                                (Unaudited)
CURRENT LIABILITIES
   Accounts payable                                             $    24,894        $   134,229
   Accrued expenses                                                 127,996            138,082
   Related party payables - current portion (Note 6)                 50,000             62,304
   Convertible debenture                                                 --             20,000
                                                                -----------        -----------
      Total Current Liabilities                                     202,890            354,615
                                                                -----------        -----------
LONG-TERM DEBTS
   Related party payables - less current portion (Note 6)           327,351            368,351
                                                                -----------        -----------
      Total Long-Term Debts                                         327,351            368,351
                                                                -----------        -----------
      Total Liabilities                                             530,241            722,966
                                                                -----------        -----------
COMMITMENTS (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock $0.001 par value; 100,000,000 shares
    authorized, 32,746,875 and 25,221,875 shares issued
    and outstanding, respectively                                    32,747             25,222
   Additional paid-in capital                                     4,826,255          4,081,281
   Deficit accumulated during the development stage              (4,999,503)        (4,595,809)
                                                                -----------        -----------
      Total Stockholders' Equity (Deficit)                         (140,501)          (489,306)
                                                                -----------        -----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                         $   389,740        $   233,660
                                                                ===========        ===========

                               SIONIX CORPORATION
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                                                                         From
                                                                                      Inception on
                               For the Nine Months         For the Three Months        October 3,
                                  Ended June 30,               Ended June 30,         1994 Through
                             ----------------------        ---------------------        June 30,
                               1999         1998             1999         1998           1999
                             ---------    ---------        ---------    --------      -----------
REVENUE                      $      --    $      --        $      --    $     --      $    15,500

COST OF SALES                       --           --               --          --            6,540
                             ---------    ---------        ---------    --------      -----------

GROSS PROFIT                        --           --               --          --            8,960
                             ---------    ---------        ---------    --------      -----------

EXPENSES

  Research and development       1,115           --               --          --          850,353
  Depreciation and
   amortization                 36,257       69,900           12,423      23,300          420,352
  Administrative and
   marketing                   363,119       30,781          103,645      14,340        2,492,262
                             ---------    ---------        ---------    --------      -----------

     Total Expenses            400,491      100,681          116,068      37,640        3,762,967
                             ---------    ---------        ---------    --------      -----------

LOSS FROM OPERATIONS          (400,491)    (100,681)        (116,068)    (37,640)      (3,754,007)
                             ---------    ---------        ---------    --------      -----------

OTHER INCOME (EXPENSE)

  Interest income                6,594           --            1,810          --            6,594
  Write-down of obsolete
   software                         --           --               --          --          (53,614)
  Write-down of obsolete
    intangibles                     --           --               --          --       (1,040,865)
  Settlement costs                  --           --               --          --          (25,125)
  Interest                      (9,797)     (14,452)          (7,504)         --         (132,486)
                             ---------    ---------        ---------    --------      -----------

     Total Other Income
      (Expense)                 (3,203)     (14,452)          (5,694)         --       (1,245,496)
                             ---------    ---------        ---------    --------      -----------

NET LOSS                     $(403,694)   $(115,133)       $(121,762)   $(37,640)     $(4,999,503)
                             =========    =========        =========    ========      ===========

LOSS PER SHARE               $   (0.01)   $   (0.00)       $  (0.01)   $   (0.00)
                             =========    =========        ========    =========

                               SIONIX CORPORATION
                          (A Development Stage Company)

                  Statements of Stockholders' Equity (Deficit)
             From Inception on October 3, 1994 through June 30, 1999

                                                                               Deficit
                                                                             Accumulated
                                            Common Stock        Additional   During the
                                       --------------------      Paid-in     Development    Subscription
                                        Shares       Amount      Capital        Stage        Receivable
                                       ---------     ------     ----------   -----------    ------------
Balance, October 3, 1994                      --     $   --     $        --      $    --      $    --

Shares issued to initial
 stockholders in October
 1994 at $0.01 per share                  10,000         10              90           --           --

Net loss from October 3, 1994
 through December 31, 1994                    --         --              --       (1,521)          --
                                       ---------     ------     -----------      -------      -------

Balance, December 31, 1994                10,000         10              90       (1,521)          --

Issuance of common
 stock for assignment
 of rights recorded at
 predecessor cost at
 $0.00 per share                       1,990,000      1,990          (1,990)          --           --

Issuance of common
 stock for services at
 $0.25 per share                         572,473        572         135,046           --           --

Issuance of common
 stock for debt at $0.25
 per share                               188,561        188          47,347           --           --

Issuance of common
 stock for debt at $0.50
 per share                               595,860        596         297,334           --           --

Issuance of common
 stock for debt at $2.00
 per share                                98,194         98         196,290           --           --

Issuance of common
 stock for debt at $4.00
 per share                               156,025        156         623,944           --           --
                                       ---------     ------     -----------      -------      -------

Balance forward                        3,611,113     $3,610     $ 1,298,061      $(1,521)     $    --
                                       ---------     ------     -----------      -------      -------

                               SIONIX CORPORATION
                          (A Development Stage Company)

            Statements of Stockholders' Equity (Deficit) (Continued)
             From Inception on October 3, 1994 through June 30, 1999

                                                                                     Deficit
                                                                                   Accumulated
                                            Common Stock          Additional       During the
                                       ----------------------       Paid-in        Development      Subscription
                                         Shares       Amount        Capital           Stage          Receivable
                                       ----------     -------     -----------      -----------      ------------
Balance forward                         3,611,113     $ 3,610     $ 1,298,061      $    (1,521)     $        --

Issuance of common stock for
 cash at $4.00 per share                  138,040         138         552,022               --               --

Issuance of common stock for
 subscription note receivable at
 $4.00 per share                          414,200         414       1,652,658               --       (1,656,800)

Issuance of common stock for
 future production costs
 at $6.00 per share                       112,500         113         674,887               --         (675,000)

Issuance of common stock
 for cash at $6.00 per share               94,517          95         567,005               --               --

Net loss for the year
 ended December 31, 1995                       --          --              --         (914,279)              --
                                       ----------     -------     -----------      -----------      -----------

Balance, December 31, 1995              4,370,370       4,370       4,744,633         (915,800)      (2,331,800)

Issuance of common stock in
 reorganization                        18,632,612      18,633         (58,033)              --               --

Issuance of common stock
 for cash at $1.00 per share              572,407         573         571,834               --               --

Issuance of common stock for
 services at $1.00 per share               24,307          24          24,283               --               --

Net loss for the nine months
 ended September 30, 1996                      --          --              --         (922,717)              --
                                       ----------     -------     -----------      -----------      -----------

Balance, September 30, 1996            23,599,696     $23,600     $ 5,282,717      $(1,838,517)     $(2,331,800)
                                       ----------     -------     -----------      -----------      -----------

                               SIONIX CORPORATION
                          (A Development Stage Company)

            Statements of Stockholders' Equity (Deficit) (Continued)
             From Inception on October 3, 1994 through June 30, 1999

                                                                                     Deficit
                                                                                   Accumulated
                                          Common Stock             Additional      During the
                                   -------------------------        Paid-in        Development     Subscription
                                      Shares         Amount         Capital           Stage         Receivable
                                   -----------      --------      -----------      -----------      -----------
Balance, September 30, 1996         23,599,696      $ 23,600      $ 5,282,717      $(1,838,517)     $(2,331,800)

Issuance of common stock for
  cash at $1.00 per share               80,880            81           80,799               --               --

Issuance of common stock for
  cash at $0.69 per share               14,545            15            9,985               --               --

Issuance of common stock for
  cash at $0.67 per share               60,000            60           39,940               --               --

Issuance of common stock for
  cash at $0.56 per share                4,444             4            2,496               --               --

Issuance of common stock for
  cash at $0.50 per share              368,000           368          183,632               --               --

Issuance of common stock for
  cash at $0.31 per share                8,064             8            2,492               --               --

Issuance of common stock for
  cash at $0.25 per share              186,800           187           46,513               --               --

Issuance of common stock for
  services at $0.20 per share          274,299           274           54,586               --               --

Cancellation of shares issued for
  agreement for future production
  costs and other shares              (542,138)         (542)        (674,458)              --          675,000

Net loss for the year ended
  September 30, 1997                        --            --               --         (858,916)              --
                                   -----------      --------      -----------      -----------      -----------
Balance, September 30, 1997         24,054,590      $ 24,055      $ 5,028,702      $(2,697,433)     $(1,656,800)
                                   -----------      --------      -----------      -----------      -----------

                               SIONIX CORPORATION
                          (A Development Stage Company)

            Statements of Stockholders' Equity (Deficit) (Continued)
             From Inception on October 3, 1994 through June 30, 1999

                                                                                        Deficit
                                                                                      Accumulated
                                             Common Stock            Additional       During the
                                      -------------------------        Paid-in        Development      Subscription
                                        Shares          Amount         Capital           Stage          Receivable
                                      -----------      --------      -----------      -----------      ------------
Balance, September 30, 1997            24,054,590      $ 24,055      $ 5,028,702      $(2,697,433)     $(1,656,800)

Common stock issued for
  cash at $0.10 per share               2,810,000         2,810          278,190               --               --

Common stock issued for
  services valued at $0.10
  per share                               895,455           895           88,651               --               --

Option to purchase 2,200,000
  shares of common stock at
  $0.001 per share                             --            --          220,000               --               --

Cancellation of common
  stock and options                    (2,538,170)       (2,538)      (1,534,262)              --        1,656,800

Net loss for the year ended
  September 30, 1998                           --            --               --       (1,898,376)              --
                                      -----------      --------      -----------      -----------      -----------

Balance, September 30, 1998            25,221,875        25,222        4,081,281       (4,595,809)              --

Common stock issued for
  cash at $0.10 per share
  (unaudited)                           7,525,000         7,525          744,974               --               --

Net loss for the nine months
  ended June 30, 1999
  (unaudited)                                  --            --               --         (403,694)              --
                                      -----------      --------      -----------      -----------      -----------

Balance, June 30, 1999
 (unaudited)                           32,746,875      $ 32,747      $ 4,826,255      $(4,999,503)     $        --
                                      ===========      ========      ===========      ===========      ===========

                               SIONIX CORPORATION
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                         From
                                                                                                     Inception on
                                           For the Nine Months          For the Three Months          October 3,
                                              Ended June 30,                Ended June 30,           1994 Through
                                         ------------------------      ------------------------        June 30,
                                           1999           1998           1999           1998             1999
                                         ---------      ---------      ---------      ---------      -----------
CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net loss                               $(403,694)     $(115,133)     $(121,762)     $ (37,640)     $(4,999,503)
  Adjustments to Reconcile Net
   Loss to Net Cash Used by
   Operating Activities:
    Depreciation and amortization           36,257         69,900         12,423         23,300          420,352
    Common stock issued for services            --             --             --             --          644,331
    Write down of obsolete assets               --             --             --             --        1,040,865
  Change in Assets and Liabilities
    (Increase) decrease in
     accounts receivable                        --             --             --             --               --
    (Increase) decrease in advances             --        (17,254)            --        (17,254)              --
    (Increase) in deposits                 (25,400)       (10,000)        (9,999)       (10,000)         (32,233)
    (Increase) decrease in inventory            --             --             --             --               --
    Increase (decrease) in accounts
     payable and accrued expenses         (119,421)       (61,763)       (12,201)       (22,954)         171,059
                                         ---------      ---------      ---------      ---------      -----------
 Net Cash Used by Operating Activities    (512,258)      (134,250)      (131,539)       (64,548)      (2,755,129)
                                         ---------      ---------      ---------      ---------      -----------
CASH FLOWS FROM
  INVESTING ACTIVITIES
  Purchase of intangibles                       --        (10,448)            --             --         (150,188)
  Purchase of fixed assets                 (41,605)       (52,010)        (5,390)       (52,010)        (167,342)
                                         ---------      ---------      ---------      ---------      -----------
Net Cash Used by
  Investing Activities                     (41,605)       (62,458)        (5,390)       (52,010)        (317,530)
                                         ---------      ---------      ---------      ---------      -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
  Repayment of notes payable
   and contracts payable                   (73,304)        (9,877)        (2,367)        (9,937)        (103,211)
  Proceeds from sale of common stock       752,499        153,500         56,000        153,500        2,951,158
  Proceeds from notes payable
   and convertible debenture                    --         81,269             --             --          361,274
                                         ---------      ---------      ---------      ---------      -----------
Net Cash Provided by
  Financing Activities                   $ 679,195      $ 224,892      $  53,633      $ 143,563      $ 3,209,221
                                         ---------      ---------      ---------      ---------      -----------

                               SIONIX CORPORATION
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                  From
                                                                                               Inception on
                                        For the Nine Months         For the Three Months        October 3,
                                           Ended June 30,              Ended  June 30,         1994 Through
                                       ---------------------       -----------------------      June 30,
                                         1999         1998            1999          1998          1999
                                       --------     --------       ---------      --------     -----------
INCREASE (DECREASE) IN CASH            $125,332     $ 28,184       $ (83,296)     $ 27,005     $   136,562

CASH AT BEGINNING OF PERIOD              11,230          271         219,858         1,450              --
                                       --------     --------       ---------      --------     -----------
CASH AT END OF PERIOD                  $136,562     $ 28,455       $ 136,562      $ 28,455     $   136,562
                                       ========     ========       =========      ========     ===========
CASH PAID FOR:
  Interest                             $ 11,379     $     --       $   7,505      $-           $    17,513
  Income taxes                         $     --     $     --       $      --      $-           $        --

SUPPLEMENTAL DISCLOSURES
 OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
  Decrease (Increase) in
    subscription notes receivable
    and future production costs
    receivable                         $     --     $120,000       $      --      $-           $(1,536,800)

  Addition to debt for acquisition
   of intangibles                      $     --     $     --       $      --      $-           $ 1,302,914

  Common stock issued for  services    $     --     $     --       $      --      $-           $   644,331

  Equipment acquired under
   lease payable                       $     --     $     --       $      --      $-           $    25,533

                               SIONIX CORPORATION
                          (A Development Stage Company)

                        Notes to the Financial Statements
                      June 30, 1999 and September 30, 1998

NOTE 1 - COMPANY ORGANIZATION AND BUSINESS ACTIVITY

         Sionix Corporation (the "Company") was incorporated in Nevada on October 3, 1994. The Company was formed to design, develop, and market an automatic water filtration system primarily for small water districts.

         The Company is in the development stage and its efforts through December 31, 1998 have been principally devoted to research and development, organizational activities, and raising capital. As of June 30, 1998, the Company has had $15,500 of revenues. The ultimate recovery of investments and costs is dependent on future profitable operations, which presently cannot be determined.

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

                               SIONIX CORPORATION
                          (A Development Stage Company)

                        Notes to the Financial Statements
                      June 30, 1999 and September 30, 1998

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

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 1999 consisted of the following:

              Computers and test equipment     $ 195,861
              Furniture and fixtures              25,834
                                               ---------
                   Total                         221,695

              Less accumulated depreciation     (106,741)
                                               ---------
              Property and Equipment - Net     $ 114,954
                                               =========

         Depreciation expense for the nine months ended June 30, 1999 and the year ended September 30, 1998 was $29,506 and $31,565, respectively.

                               SIONIX CORPORATION
                          (A Development Stage Company)

                        Notes to the Financial Statements
                      June 30, 1999 and September 30, 1998

NOTE 4 - INTANGIBLE ASSETS

         Intangible assets at June 30, 1999 consisted of the following:

                     Patents issued and pending           $135,033
                     Less accumulated amortization         (29,040)
                                                          --------

                     Intangible Assets - Net              $105,993
                                                          ========

         Amortization expense for the nine months ended June 30, 1999 and for the year ended September 30, 1998 was $6,751 and $99,154, respectively.

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

NOTE 6 - RELATED PARTY PAYABLES

         The Company has received advances in the form of promissory notes from various shareholders and other related parties in order to pay minimal ongoing operating expenses. As of June 30, 1999, $377,351 was due by the Company as a result of these promissory notes of which $50,000 is considered to be current. The notes bear interest at rates of 7% to 13.5%. All of the notes are due on demand and are unsecured.

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

                               SIONIX CORPORATION
                          (A Development Stage Company)

                        Notes to the Financial Statements
                      June 30, 1999 and September 30, 1998

NOTE 8 - COMMON STOCK PURCHASE WARRANTS

         The Company's Board of Directors has authorized and approved 851,400 common stock purchase warrants as of December 31, 1998 as follows:

                 Number       Exercise Price    Expiration
               of Warrants      Per Share          Date
               -----------    --------------    ----------
                 851,400          $0.50        June 30, 1999

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

         Results of Operations (Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998 and Six Months Ended March 31, 1999). The focus of the Company's efforts has changed to concentrate on development, manufacturing and distribution of the Company's hardware products. The immediate focus is on the DAF (Dissolved Air Flotation) System, Automatic Back-Flush Filtration System, 0-Zone Mixing Chamber and other related products, some of which have their own separate markets. The Company has suspended work on the Sionix, SCADA System and SCADA Manager Software program, which constituted much of the Company's focus during the three months ended June 30, 1998..

         The Company is continuing with engineering focus on hardware and water filtration equipment. The first phase of testing was completed in November 1998. The second phase of testing was completed in April 1999 and has revealed useful data. Management is implementing engineering changes prior to the execution of contracts for production tooling. Management is in negotiations with suppliers for tooling and production of various support products that have their own markets. .

         For the three months ended June 30, 1999, the Company reported a net loss of $121,762. This compares with a net loss of $131,376, for the immediately preceding quarter (ending March 31, 1999), and a net loss of $37,640 during the year-ago quarter (ending June 30, 1998) . The decreased quarter to quarter loss is principally due to slightly lower administrative and marketing expenses. The increased loss compared with the comparable quarter in 1998 is due to higher administrative and marketing expenses, as the Company moves toward production.

         Liquidity and Capital Resources. On June 30, 1999, the Company had cash on hand of $136,352. The principal source of liquidity has been sales of securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that expected cash flow plus the anticipated proceeds from sales of securities will be sufficient to finance the Company's operations at currently anticipated levels for a period of at least twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On June 10, 1999 the Company filed an action against Jack Moorehead, Dascore, LLC, S. Donna Friedman and certain others in the U.S. District Court for the Southern District of California (Case No. 99-cv-1201-K-LSP). Moorehead is the former President of the Company, and Dascore LLC is an entity controlled by him and in a business related to that of the Company. S. Donna Friedman is a former officer and director of the Company.

         The Complaint alleges, among other things, that the defendants have infringed and continue to infringe on certain patents owned by the Company, and that they are familiar with the Company's intellectual property through their past positions with the Company. The Complaint also alleges that the defendants have sold or attempted to sell technology owned by the Company and covered by the Company's patents, and that the defendants are unfairly competing with the Company by exploiting its technology without payment. In addition, the action includes claims of false advertising, in that the defendants are falsely representing that they own the technology; interference with economic relations and interference with prospective advantage, relating to the effect that the defendants' conduct has had on the Company's dealings with third parties; and misappropriation of trade secrets learned by the defendants while associated with the Company. The complaint further alleges that the defendants conspired to convert technology, money and equipment owned by the Company, and used Company funds to pay personal expenses. Finally, the complaint alleges that Moorehead and Friedman defrauded the Company and breached their fiduciary duties to the Company in connection with their departure from the Company and their retention of property of the Company.

         In the Complaint, the Company seeks monetary damages in an amount to be determined, injunctive relief, an accounting and a declaratory judgment.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Inapplicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Inapplicable.

ITEM 5.  OTHER INFORMATION

         Inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  27 -- Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

         During the three months ended June 30, 1999 the Company filed a Report on Form 8-K, dated June 10, 1999.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 1999              Sionix Corporation


                                   By: /s/ James J. Houtz
                                       -----------------------------------------
                                       James J. Houtz, President


                                   By: /s/ Robert E. McCray
                                       -----------------------------------------
                                       Robert E. McCray, Chief Financial Officer

                                 EXHIBIT INDEX


           EXHIBIT
           NUMBER            DESCRIPTION
           -------           -----------
            27               Financial Data Schedule