Form 10KSB40
period 1999-09-30
SIONIX CORP /UT/
filed 2000-01-14
CIK 764667

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 1999

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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer's revenues for the year ended September 30, 1999 were $0.

        The aggregate market value of the voting stock held by non-affiliates as of November 30, 1999, computed based on the average of the bid and ask prices reported on the OTC Bulletin Board, was $5,507,620.

        As of November 30, 1999, there were 35,782,521 shares of Common Stock of the issuer outstanding.

        Documents Incorporated by Reference:       NONE

        Transitional Small Business Disclosure Format (Check one):
Yes  [ ]  No  [X]

                                     PART I

ITEM 1. DESCRIPTION OF  BUSINESS.

        General. Sionix Corporation, formerly Coronado Capital Corporation (the"Company") designs and manufactures equipment for improving the treatment of water for commercial, industrial and public water treatment facilities. To date the Company's principal activities have been in the areas of research, development and testing of its products. The Company's executive offices and principal operations are located at 9272 Jeronimo Road, Irvine, California 92618, its telephone number is (949) 454-9283, and its website is located at www.sionix.com.

        Strategy. The Company was formed to develop advanced water treatment technology for public and private potable drinking water systems and wastewater treatment systems, as well as industrial systems. It is estimated that in the United States alone, there are approximately 197,060 public rural water districts, the great majority of which are considered small public water systems, with populations less then 10,000. Reports of the U.S. Environmental Protection Agency in the Federal Registry listed over 50,000 communities in the United States that are currently in violation of the Safe Drinking Water Act, and those numbers are expected to increase as more stringent EPA rules for small public water systems become effective. In addition, urbanization in the third world and the spread of agricultural activities have increased the demand for public water systems. The company has targeted (1) small public water districts, with limited financial resources, which provide communities with drinking water or sewage treatment service and (2) water reclamation systems of commercial-industrial clients that create and dispose of contaminated wastewater.

        Products

        Sionix Modular Solids Separator Filtration System. Dissolved Air Flotation ("DAF") technology is an established method for water treatment. The Company's DAF Particle Separator utilizes and refines this technology for a highly efficient pre-treatment process using ordinary oxygen. In addition, it helps ordinary filters meet new EPA Safe Drinking Water Act (SDWA) regulations and eliminates potentially cancer-causing disinfection by-product precursors while reducing the risk of bacterial or parasitic contamination, particularly THM's, cryptosporidium and giardia. The Company's patented equipment systems are designed for quick installation, easy access for simple maintenance and to be cost-effective for even the smallest water utilities or commercial applications.

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

        The Company uses a more efficient method of saturating recirculated post-filter water with excess dissolved air, and applying this excess air in the form of microscopic bubbles in a particle separator. Pressurized water can hold an excess amount of dissolved air and forms microscopic bubbles when injected into water which has a lower pressure. A booster pump recirculates a small amount (10%) of the post-filtered water through the dissolved air-saturation assembly. A compressor forces air under high pressure through small hollow-fiber polyolefin membrane fibers inside the air saturation assembly housing. Oxygen and nitrogen molecules are transferred directly into the recirculated high pressure water without forming air bubbles. This method of transferring air into water is 100% efficient, and reduces the amount of energy required to saturate recirculated water with excess dissolved air. The Sionix DAF separator provides a denser concentration of white water bubbles. This process requires less energy than a conventional system, and a fraction of the floor space.

        In general, water districts using sand-anthracite filters cannot meet the new EPA Surface Water Treatment rules without a massive increase in on-site chemical filter-aids and the installation of ozone equipment. Plant operators must continually test raw influent water to adjust chemical filter aid dosage properly. Chemical and metal (alum) filter-aids increase sludge volume and landfill disposal problems.

        Each basic DAF module has a flow-through of 200 gallons per minute (288,000 gallons per day), an amount necessary to supply all the drinking and potable water requirements for approximately 2,400 people. And because modules can be manifolded to meet any gallon per day requirement, many larger facilities can benefit by this technology.

        The Company's systems include automatic computer controls to optimize ozone concentration levels and reduce monthly energy costs. Higher ozone contact concentration levels using smaller sized generators are possible if most of the algae is first removed by DAF. Extended contact time increases collision rate of ionized ozone molecules with negatively charged organic suspended particles. By utilizing the Sionix DAF particle separator to pre-treat the feedwater, less energy is required to create the appropriate amount of ozone. By creating a turbulent flow of water and gas within the mixing chamber, the Company has achieved a much higher saturation with less ozone (and a minimum of excess ozone) than in other mixing methods. This equipment was designed to match flow-throughs with the Sionix DAF particle separator, can also be manifolded to create more flow-through, is installed, not constructed, and can be used with or without the DAF system, depending on the quality of the feedwater.

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

        Employees. At November 30, 1999, the Company had four full-time employees, none of whom are covered by any collective bargaining agreement. The Company considers its relationship with its employees to be good.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

        The Company's office/manufacturing facility is located in Irvine, California and is leased pursuant to a lease expiring in July of 2001. The facility consists of approximately 3,400 square feet, including office area and adjoining manufacturing/warehouse area. Management believes the Company's facility will provide adequate space for its office, product assembly and warehouse activities, although it may lease additional space for component assembly and warehouse uses, depending on demand. The Company believes that suitable additional space will be available to accommodate planned expansion.

ITEM 3. LEGAL PROCEEDINGS.

         In June 1999 the Company filed an action against Jack Moorehead, Dascore, LLC, S. Donna Friedman and certain others in the U.S. District Court for the Southern District of California (Case No. 99-cv-1201-K-LSP).

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

         In the Complaint, the Company seeks monetary damages in an amount to be determined, injunctive relief, an accounting and a declaratory judgment. The case is currently in the discovery stage.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Inapplicable


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock is listed and traded on the OTC Bulletin Board under the symbol "SINX". There has been relatively limited trading activity in the Company's stock since inception. The following table represents the high and low bid prices for the Company's common stock for each quarter of the fiscal year ended September 30, 1999.

            Fiscal 1999              High            Low
            -----------              ----            ---

            First Quarter          $ 1.187          $ .125
            Second Quarter            .437            .156
            Third Quarter             .250            .062
            Fourth Quarter            .469            .062

        There were approximately 625 holders of record of the Company's common stock as of September 30, 1999.

        The Company has never declared or paid any cash dividend on its shares of common stock.

        During the fiscal year ended September 30, 1999, the Company sold 9,383,000 shares of Common Stock to approximately 73 purchasers, with gross proceeds of $938,300. The Company believes all such sales were exempt from registration under the Securities Act of 1933 by reason of Section 4(2) thereof and Regulation D thereunder.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        General.

        As of September 30, 1999, the Company had an accumulated deficit of $5,361,639. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control.

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

        The Company's operating results may vary significantly due to a variety of factors, including changing customers profiles, the availability and cost of raw materials, the introduction of new products by the Company or its competitors, the timing of the Company's advertising and promotional campaigns, pricing pressures, general economic and industry conditions that affect customer demand, and other factors.

        Results of Operations (Year Ended September 30, 1999 Compared to Year Ended September 30, 1998). During the 1999 fiscal year the focus of the Company's efforts has been on development, manufacturing and distribution of the Company's hardware products. The immediate focus is on the DAF (Dissolved Air Flotation), Automatic Back-Flush Filtration System, O-Zone Mixing Chamber and other related products, some of which have their own separate markets.

         The Company is continuing its engineering focus on hardware and water filtration equipment. The first phase of testing was completed in November 1998. The second phase of testing was completed in April 1999 and has revealed useful data. Final testing is expected to begin in January 2000 for the first production unit. Management is implementing engineering changes prior to the execution of contracts for production tooling. Management is in negotiations with suppliers for tooling and production of various support products that have their own markets. The Company expects that it will implement minor engineering adjustments in tooling prior to the execution of contracts for production tooling.

        For the year ended September 30, 1999, the Company reported a loss of $765,830, or $.02 per share. This compares with a loss of $1,898,376 or $.08 for the year ending September 30, 1998. The reduction in the loss is principally due to a write-down of certain intangible assets in the 1998 fiscal year, decreased interest expense, and decreases in general and administrative expenses.

        Liquidity and Capital Resources. On September 30, 1999, the Company had cash and cash equivalents of approximately $184,461. The principal source of liquidity has been sales of securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that expected cash flow from operations plus the anticipated proceeds from sales of securities will be sufficient to finance the Company's operations at currently anticipated levels for a period of at least twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

Year 2000 Issues

        The "year 2000" issue concerns the potential exposure related to the possible automatic generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions.

        The Company is dependent on multiple computer servers and the third-party computer programs running on them to provide data in support of its accounting and engineering functions. The Company's preparation for year 2000 compliance included the following phases: (i)it conducted a comprehensive inventory of the Company's internal systems, including information technology systems and non-information technology systems and the systems acquired or to be acquired by the Company from third parties, (ii) it assessed and prioritized any required changes, upgrades, or enhancements, (iii) it resolved any problems by repairing or, if appropriate, replacing the non-compliant systems, (iv) it tested any remediated systems for Year 2000 compliance, and (v) it developed contingency plans to be employed in the event that any system used by the Company was unexpectedly affected by a previously unanticipated problem relating to the Year 2000.

       To date the Company has not experienced any significant problems as a result of the change in the year. It will continue to monitor its systems to determine whether any problems arise.

ITEM 7. FINANCIAL STATEMENTS



                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                                 C O N T E N T S


Independent Auditors' Report................................................ 10

Balance Sheet............................................................... 11

Statements of Operations.................................................... 13

Statements of Stockholders' Equity (Deficit)................................ 14

Statements of Cash Flows.................................................... 19

Notes to the Financial Statements........................................... 21

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders
Sionix Corporation
(A Development Stage Company)
Irvine, California

We have audited the accompanying balance sheet of Sionix Corporation (a development stage company) as of September 30, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 1999 and 1998 and from inception on October 3, 1994 through September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sionix Corporation (a development stage company) as of September 30, 1999 and the results of its operations and its cash flows for the years ended September 30, 1999 and 1998 and from inception on October 3, 1994 through September 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is a development stage company with no significant operating results to date and has suffered recurring losses which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
December 22, 1999

                               SIONIX CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                     ------

                                              September 30,
                                                  1999
                                              -------------
CURRENT ASSETS

   Cash                                         $184,461
   Other current assets                            1,164
                                                --------

     Total Current Assets                        185,625
                                                --------

PROPERTY AND EQUIPMENT - NET (Notes 2 and 3)     112,637
                                                --------

OTHER ASSETS

   Deposits                                       37,231
   Intangibles - net (Note 4)                    103,742
                                                --------

     Total Other Assets                          140,973
                                                --------

     TOTAL ASSETS                               $439,235
                                                ========


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                   September 30,
                                                                        1999
                                                                   -------------
CURRENT LIABILITIES

   Accounts payable                                                 $    18,895
   Accrued expenses                                                     143,790
   Related party payables (Note 5)                                      377,351
                                                                    -----------

     Total Current Liabilities                                          540,036
                                                                    -----------

     Total Liabilities                                                  540,036
                                                                    -----------

COMMITMENTS (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock $0.001 par value; 100,000,000 shares authorized,
    35,310,621 shares issued and outstanding                             35,311
   Additional paid-in capital                                         5,225,527
   Deficit accumulated during the development stage                  (5,361,639)
                                                                    -----------

     Total Stockholders' Equity (Deficit)                              (100,801)
                                                                    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $   439,235
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Operations

                                                                              From
                                                    For the               Inception on
                                                  Years Ended              October 3,
                                                 September 30,            1994 Through
                                           --------------------------     September 30,
                                              1999             1998           1999
                                           ---------      -----------     -------------
REVENUE                                    $      --      $        --      $    15,500

COST OF SALES                                     --               --            6,540
                                           ---------      -----------      -----------

GROSS PROFIT                                      --               --            8,960
                                           ---------      -----------      -----------

EXPENSES

   Research and development                    7,085               --          857,438
   Depreciation and amortization              49,095          130,719          433,190
   Administrative and marketing              699,316          649,306        2,828,459
                                           ---------      -----------      -----------

     Total Expenses                          755,496          780,025        4,119,087
                                           ---------      -----------      -----------

LOSS FROM OPERATIONS                        (755,496)        (780,025)      (4,110,127)
                                           ---------      -----------      -----------

OTHER INCOME (EXPENSE)

   Write down of obsolete intangibles             --       (1,040,865)      (1,040,865)
   Write down of obsolete software                --               --          (53,614)
   Settlement costs                               --               --          (25,125)
   Interest expense                          (29,856)         (77,486)        (151,430)
                                           ---------      -----------      -----------

     Total Other Income (Expense)            (29,856)      (1,118,351)      (1,271,034)
                                           ---------      -----------      -----------

LOSS BEFORE EXTRAORDINARY
 INCOME AND INCOME TAXES                    (785,352)      (1,898,376)      (5,381,161)

EXTRAORDINARY INCOME

   Gain on settlement of debt - net of
     zero tax benefit                         19,522               --           19,522
                                           ---------      -----------      -----------

     Total Extraordinary Income               19,522               --           19,522
                                           ---------      -----------      -----------

PROVISION FOR INCOME TAXES                        --               --               --
                                           ---------      -----------      -----------

NET LOSS                                   $(765,830)     $(1,898,376)     $(5,361,639)
                                           =========      ===========      ===========

BASIC LOSS PER SHARE                       $   (0.02)     $     (0.08)
                                           =========      ===========

   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
          From Inception on October 3, 1994 through September 30, 1999

                                                                                                          Deficit
                                                                                                        Accumulated
                                        Common Stock               Additional                           During the
                                 ------------------------           Paid-in           Subscription      Development
                                  Shares           Amount           Capital            Receivable          Stage
                                 ---------         ------         -----------         ------------      -----------
Balance,
 October 3, 1994                        --         $   --         $        --          $       --         $    --

Shares issued to initial
 stockholders in October
 1994 at $0.01 per share            10,000             10                  90                  --              --

Net loss from October 3,
 1994 through
 December 31, 1994                      --             --                  --                  --          (1,521)
                                 ---------         ------         -----------          ----------         -------
Balance,
 December 31, 1994                  10,000             10                  90                  --          (1,521)

Issuance of common
 stock for assignment
 of rights recorded at
 predecessor cost at
 $0.00 per share                 1,990,000          1,990              (1,990)                 --              --

Issuance of common
 stock for services at
 $0.25 per share                   572,473            572             135,046                  --              --

Issuance of common
 stock for debt at $0.25
 per share                         188,561            188              47,347                  --              --

Issuance of common
 stock for debt at $0.50
 per share                         595,860            596             297,334                  --              --

Issuance of common
 stock for debt at $2.00
 per share                          98,194             98             196,290                  --              --

Issuance of common
 stock for debt at $4.00
 per share                         156,025            156             623,944                  --              --
                                 ---------         ------         -----------          ----------         -------

Balance forward                  3,611,113         $3,610         $ 1,298,061          $       --         $(1,521)
                                 ---------         ------         -----------          ----------         -------


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
          From Inception on October 3, 1994 through September 30, 1999

                                                                                                              Deficit
                                                                                                            Accumulated
                                       Common Stock                Additional                               During the
                               --------------------------           Paid-in           Subscription          Development
                                 Shares           Amount            Capital            Receivable              Stage
                               ----------         -------         -----------         ------------          -----------
Balance forward                 3,611,113         $ 3,610         $ 1,298,061          $        --          $    (1,521)

Issuance of common
 stock for cash at $4.00
 per share                        138,040             138             552,022                   --                   --

Issuance of common
 stock for subscription
 note receivable at
 $4.00 per share                  414,200             414           1,652,658           (1,656,800)                  --

Issuance of common
 stock for future production
 costs at $6.00 per share         112,500             113             674,887             (675,000)                  --

Issuance of common
 stock for cash at $6.00
 per share                         94,517              95             567,005                   --                   --

Net loss for the year
 ended December 31, 1995               --              --                  --                   --             (914,279)
                               ----------         -------         -----------          -----------          -----------

Balance,
 December 31, 1995              4,370,370           4,370           4,744,633           (2,331,800)            (915,800)

Issuance of common
 stock in reorganization       18,632,612          18,633             (58,033)                  --                   --

Issuance of common
 stock for cash at $1.00
 per share                        572,407             573             571,834                   --                   --

Issuance of common
 stock for services at
 $1.00 per share                   24,307              24              24,283                   --                   --

Net loss for the nine
 months ended
 September 30, 1996                    --              --                  --                   --             (922,717)
                               ----------         -------         -----------          -----------          -----------

Balance,
 September 30, 1996            23,599,696         $23,600         $ 5,282,717          $(2,331,800)         $(1,838,517)
                               ----------         -------         -----------          -----------          -----------

   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
          From Inception on October 3, 1994 through September 30, 1999

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                            Common Stock                  Additional                                During the
                                   -----------------------------            Paid-in           Subscription          Development
                                     Shares              Amount             Capital            Receivable              Stage
                                   -----------          --------          -----------         ------------          -----------
Balance,
 September 30, 1996                 23,599,696          $ 23,600          $ 5,282,717          $(2,331,800)         $(1,838,517)

Issuance of common
  stock for cash at $1.00
  per share                             80,880                81               80,799                   --                   --

Issuance of common
  stock for cash at $0.69
  per share                             14,545                15                9,985                   --                   --

Issuance of common
  stock for cash at $0.67
  per share                             60,000                60               39,940                   --                   --

Issuance of common
  stock for cash at $0.56
  per share                              4,444                 4                2,496                   --                   --

Issuance of common
  stock for cash at $0.50
  per share                            368,000               368              183,632                   --                   --

Issuance of common
  stock for cash at $0.31
  per share                              8,064                 8                2,492

Issuance of common
  stock for cash at $0.25
  per share                            186,800               187               46,513                   --                   --

Issuance of common
  stock for services at
  $0.20 per share                      274,299               274               54,586                   --                   --

Cancellation of shares
  issued for agreement
  for future production
  costs and other shares              (542,138)             (542)            (674,458)             675,000                   --

Net loss for the year
  ended September 30, 1997                  --                --                   --                   --             (858,916)
                                   -----------          --------          -----------          -----------          -----------

Balance,
  September 30, 1997                24,054,590          $ 24,055          $ 5,028,702          $(1,656,800)         $(2,697,433)
                                   -----------          --------          -----------          -----------          -----------

   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
          From Inception on October 3, 1994 through September 30, 1999

                                                                                                                  Deficit
                                                                                                                Accumulated
                                            Common Stock                Additional                              During the
                                   ----------------------------           Paid-in           Subscription        Development
                                     Shares             Amount            Capital            Receivable            Stage
                                   -----------         --------         -----------         -----------         -----------
Balance,
  September 30, 1997                24,054,590         $ 24,055         $ 5,028,702         $(1,656,800)        $(2,697,433)

Common stock issued for
 cash at $0.10 per share             2,810,000            2,810             278,190                  --                  --

Common stock issued for
 services valued at $0.10
 per share                             895,455              895              88,651                  --                  --

Option to purchase
 2,200,000 shares of
 common stock at $0.001
 per share                                  --               --             220,000                  --                  --

Cancellation of common
 stock and options                  (2,538,170)          (2,538)         (1,534,262)          1,656,800                  --

Net loss for the year ended
 September 30, 1998                         --               --                  --                  --          (1,898,376)
                                   -----------         --------         -----------         -----------         -----------

Balance,
 September 30, 1998                 25,221,875           25,222           4,081,281                  --          (4,595,809)

Common stock issued for
 services valued at $1.25
 per share                              42,138               42              52,420                  --                  --

Common stock issued for
 services valued at $0.22
 per share                             141,108              141              30,619                  --                  --

Common stock issued for
 services valued at $0.25
 per share                             505,000              505             125,745                  --                  --

Common stock issued for
 services valued at $0.38
 per share                              17,500               18               6,545                  --                  --
                                   -----------         --------         -----------         -----------         -----------

Balance forward                     25,927,621         $ 25,928         $ 4,296,610         $        --         $(4,595,809)
                                   -----------         --------         -----------         -----------         -----------

   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
          From Inception on October 3, 1994 through September 30, 1999

                                                                                                         Deficit
                                                                                                       Accumulated
                                          Common Stock              Additional                         During the
                                   -------------------------         Paid-in         Subscription      Development
                                     Shares          Amount          Capital          Receivable          Stage
                                   ----------        -------        ----------       ------------      -----------
Balance forward                    25,927,621        $25,928        $4,296,610        $      --        $(4,595,809)

Common stock issued for
 cash at $0.10 per share            9,383,000          9,383           928,917               --                 --

Net loss for the year ended
 September 30, 1999                        --             --                --               --           (765,830)
                                   ----------        -------        ----------        ---------        -----------

Balance,
 September 30, 1999                35,310,621        $35,311        $5,225,527        $      --        $(5,361,639)
                                   ==========        =======        ==========        =========        ===========


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                             From
                                                                  For the                Inception on
                                                                Years Ended               October 3,
                                                               September 30,             1994 Through
                                                        ---------------------------      September 30,
                                                          1999             1998              1999
                                                        ---------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                             $(765,830)      $(1,898,376)      $(5,361,639)
   Adjustments to reconcile net loss
     to net cash used by operating
     activities:
      Depreciation and amortization                        49,095           130,719           433,190
      Common stock issued for services                    216,035           429,546           860,366
      Write-down of obsolete assets                            --         1,040,865         1,040,865
      Gain on settlement of debt                          (19,522)               --           (19,522)
   Change in assets and liabilities:
      Decrease in inventory                                    --             6,525                --
      (Increase) in other current assets                   (1,164)               --            (1,164)
      (Increase) in deposits                              (30,400)           (6,831)          (37,231)
      Increase (decrease) in accounts payable and
       accrued expenses                                   (90,103)           81,495           200,376
                                                        ---------       -----------       -----------

         Net Cash Used by Operating Activities           (641,889)         (216,057)       (2,884,759)
                                                        ---------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of intangibles                                      --                --          (150,188)
  Purchase of fixed assets                                (49,875)          (43,984)         (175,612)
                                                        ---------       -----------       -----------

         Net Cash Used by Investing Activities            (49,875)          (43,984)         (325,800)
                                                        ---------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of notes payable and
   contracts payable                                      (12,305)          (10,000)          (42,212)
  Proceeds from sale of stock                             938,300           281,000         3,136,958
  Proceeds from notes payable and
   convertible debenture                                       --                --           361,274
  Payment of notes payable and
   convertible debenture                                  (61,000)               --           (61,000)
                                                        ---------       -----------       -----------

         Net Cash Provided by Financing Activities      $ 864,995       $   271,000       $ 3,395,020
                                                        ---------       -----------       -----------

   The accompanying notes are an integral part of these financial statements

                               SIONIX CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                                      From
                                                               For the            Inception on
                                                             Years Ended           October 3,
                                                            September 30,         1994 Through
                                                       ----------------------     September 30,
                                                         1999          1998           1999
                                                       --------      --------      ----------
INCREASE IN CASH                                       $173,231      $ 10,959      $  184,461

CASH AT BEGINNING OF PERIOD                              11,230           271              --
                                                       --------      --------      ----------

CASH AT END OF PERIOD                                  $184,461      $ 11,230      $  184,461
                                                       ========      ========      ==========

SUPPLEMENTAL DISCLOSURES OF
 NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

  Addition to debt for acquisition of intangibles      $     --      $     --      $1,302,914
  Common stock issued for services                     $216,035      $429,546      $  860,366
  Equipment acquired under lease payable               $     --      $     --      $   25,533


CASH PAID FOR:

  Interest                                             $     --      $     --      $    6,134
  Income taxes                                         $     --      $     --      $       --


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1999

NOTE 1 - COMPANY ORGANIZATION AND BUSINESS ACTIVITY

         Sionix Corporation (the "Company") was incorporated in Nevada on October 3, 1994. The Company was formed to design, develop, and market an automatic water filtration system primarily for small water districts.

         The Company is in the development stage and its efforts through September 30, 1999 have been principally devoted to research and development, organizational activities, and raising capital. As of September 30, 1999, the Company has had $15,500 of revenues. The ultimate recovery of investments and costs is dependent on future profitable operations, which presently cannot be determined.

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

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         e. Basic Net Loss Per Share

                                                      For the Year Ended
                                                        September 30,
                                                            1999
                                      ---------------------------------------------
                                                        (Denominator)
                                       (Numerator)        Weighted
                                         Income            Average       Net Income
                                         (Loss)           Number of      (Loss) Per
                                         Amounts           Shares          Share
                                      ------------      -------------      ------
Loss before extraordinary income      $   (785,352)       31,186,275       $(0.02)
Gain on settlement of debt                  19,522        31,186,275         0.00
                                      ------------       -----------       ------

                                      $   (765,830)       31,186,275       $(0.02)
                                      ============       ===========       ======

                                                      For the Year Ended
                                                        September 30,
                                                            1999
                                      ---------------------------------------------
                                                        (Denominator)
                                       (Numerator)        Weighted
                                         Income            Average       Net Income
                                         (Loss)           Number of      (Loss) Per
                                         Amounts           Shares          Share
                                      ------------      -------------      ------
Loss before extraordinary income      $ (1,898,376)       22,649,816       $(0.08)
Gain on settlement of debt                      --        22,649,816           --
                                      ------------       -----------       ------

                                      $ (1,898,376)       22,649,816       $(0.08)
                                      ============       ===========       ======

         The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Stock warrants and stock options have not been included as they are antidilutive.

         f. Provision for Income Taxes

         No provision for federal income taxes have been recorded due to net operating losses. The Company accounts for income taxes pursuant to FASB Statement No. 109. The Internal Revenue Code contains provisions which may limit the loss carryforwards available should certain events occur, including significant changes in stockholder ownership interests. Accordingly, the tax benefit of the loss carryovers is offset by a valuation allowance of the same amount. The loss carryforwards of approximately $4,000,000 will expire by the year 2014.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         h. New Accounting Pronouncements

         The Financial Accounting Standards Board has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         SFAS No. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         h. New Accounting Pronouncements (Continued)

         In February 1998, the Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No 132. "Employers' Disclosures about Pensions and other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statement.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

         i. Advertising

         The Company follows the policy of charging the costs of advertising to expense as incurred.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at September 30, 1999 consisted of the following:

            Computers and test equipment       $ 155,022
            Furniture and fixtures                74,943
                                               ---------
                 Total                           229,965

            Less accumulated depreciation       (117,328)
                                               ---------

            Property and Equipment - Net       $ 112,637
                                               =========

         Depreciation expense for the years ended September 30, 1999 and 1998 was $40,093 and $31,565, respectively.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1999

NOTE 4 - INTANGIBLE ASSETS

         Intangible assets at September 30, 1999 consisted of the following:

            Patents issued and pending         $ 135,033
            Less accumulated amortization        (31,291)
                                               ---------

            Intangible Assets - Net            $ 103,742
                                               =========

         Amortization expense for the years ended September 30, 1999 and 1998 was $9,002 and $99,154, respectively.

NOTE 5 - RELATED PARTY PAYABLES

         Pursuant to an acquisition agreement, the Company assumed various promissory notes originally signed in 1992 and 1993 totaling $50,000. The notes bear interest at 8% and were originally due in 1994. Management of the Company currently cannot locate the holder of the notes and consequently has not been able to settle the liabilities. The amount is being included as a current liability in the accompanying financial statements until management can locate the note holder and settle the debt. The liability is included in the related party payables.

         The Company has received other advances in the form of promissory notes from various shareholders and other related parties in order to pay ongoing operating expenses. As of September 30, 1999, $377,351 was due by the Company as a result of these promissory notes and the liability is considered to be current. Some of the notes bear interest at rates of 7% to 13.5%. All notes are due on demand and are unsecured.

NOTE 6 - STOCKHOLDERS' EQUITY

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

NOTE 7 - GOING CONCERN

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

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 1999


NOTE 8 - COMMITMENTS

         Employment Agreement

         On January 1, 1998, the Company entered into an employment contract with an officer and director. The employment contract calls for payments of $7,083 per month to the officer through September 30, 2003. As a signing bonus, the officer was given the option to purchase 2,200,000 shares of the Company's common stock at $0.001 per share. Accordingly, compensation expense of $220,000 has been recorded to reflect the discount from fair market value.

         Accounts Payable

         At September 30, 1999, the Company owed vendors amounts totaling $18,894 that are more than one year past due. One of the affected vendors has a judgment against the Company for the amount owed. As of September 30, 1999, the Company was making monthly payments on the amount owed to that vendor. It is the Company's intention to pay off all amounts owed as stated above by the end of fiscal 2000.

         Contingent Liabilities

         A certain company has asserted a claim against the Company for fees related to the hiring of an employee through that Company. According to the Company's legal counsel, the maximum exposure from this claim is $6,000. It is the Company's contention that it previously negotiated a settlement of this claim in which the Company was released of any related liability. The Company intends to vigorously fight this claim and expects no negative outcome as a result of this claim. Accordingly, the Company has made no provision in the financial statements relative to this claim.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         See Item 11 for information on beneficial ownership of the Company's securities.

         The directors and executive officers of the Company are as follows:

   Name           Age   Position
   ----           ---   --------
James J. Houtz    60    President, Chief Operating Officer and a Director

Robert E. McCray  63    Chief Financial Officer and a Director

Joan C. Horowitz  57    Secretary/Treasurer and a Director


        Mr. Houtz has been President and Chief Operating Officer of the Company since March 1998. For more than five years prior to that time he was a self-employed consultant in the areas of engineering and new product development.

        Mr. McCray has been Chief Financial Officer of the Company since July 1998. Prior to that time he was employed by San Clemente Hospital and Medical Center, as Supervisor-Accounts Payable and Supervisor-Data Processing.

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

ITEM 10. EXECUTIVE COMPENSATION.

        The aggregate annual remuneration, during the fiscal year ending September 30, 1999, of the three highest paid persons who are officers or directors was as follows:

                         Aggregate      Capacities in which
   Name                  remuneration   remuneration was received
   ----                  ------------   -------------------------
   James J. Houtz        $107,667       President and Chief Operating Officer

   Robert  E. McCray     $ 52,000       Chief Financial Officer

   Joan C. Horowitz      $ 23,390       Secretary

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth ownership information as of September 30, 1999 with respect to all officers and directors and promoters, and each shareholder who beneficially owns more than 5% of the outstanding shares:

   Name and Address                   No. of Shares        Percentage
   ----------------                   -------------        ----------
   S. Donna Friedman Trust              5,968,000               16.7%
      4120 Porte De Merano #80
      San Diego, CA. 92122

   James J. Houtz                       6,065,667(1)            16.9%

   Robert E. McCray                        44,713                 .1%

   Joan C. Horowitz                        25,000                .07%

   All Directors and Officers
   as a Group (3 Persons)               6,135,380(1)            17.1%

-------------
(1) Includes 5,711,500 shares issuable upon exercise of currently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See the description of Employment Agreements with members of management described above.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed herewith or incorporated by reference:

   Exhibit 10.1*   Employment Agreement with James J. Houtz, dated January 1,
                   1998.

   Exhibit 10.2*   Employment Agreement with Robert E. McCray, dated July 1,
                   1998.

   Exhibit 10.3*   Employment Agreement with Joan C. Horowitz, dated April 1,
                   1998.

   Exhibit 10.4* Industrial Lease between the Company and The Irvine Company, dated August 6, 1998.

   Exhibit 27      Financial Data Schedule

(b) Reports on Form 8-K

        None.

*Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 1998, filed on January 14, 1999.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Sionix Corporation



  Date: January 14, 2000                By  /s/ James J. Houtz
                                            ------------------------------------
                                            James J. Houtz, President

                                  EXHIBIT INDEX


Exhibit 10.1* Employment Agreement with James J. Houtz, dated January 1, 1998.

Exhibit 10.2* Employment Agreement with Robert E. McCray, dated July 1, 1998.

Exhibit 10.3* Employment Agreement with Joan C. Horowitz, dated April 1, 1998.

Exhibit 10.4* Industrial Lease between the Company and The Irvine Company, dated
              August 6, 1998.

Exhibit 27    Financial Data Schedule

*Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 1998, filed on January 14, 1999.