Form 10QSB
period 1999-12-31
SIONIX CORP /UT/
filed 2000-02-14
CIK 764667

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB
                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                          Commission File No. 2-95626-D

                               SIONIX CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)


                    Utah                                  87-0428526
              ------------------                      -------------------
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

Title of each Class of Common Stock             Outstanding at December 31, 1999
-----------------------------------             --------------------------------

Common Stock, without par value                            38,734,363

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         The financial statements included herein have been prepared by the Company, without audit. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1999 and the results of its operations and changes in its financial position from inception through December 31, 1999 have been made.

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                    DECEMBER 31, 1999 AND SEPTEMBER 30, 1999

                               SIONIX CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                   December 31,   September 30,
                                      1999            1999
                                   ------------   -------------
                                   (Unaudited)
CURRENT ASSETS

   Cash                             $165,147        $184,461
   Other current assets                   --           1,164
                                    --------        --------

     Total Current Assets            165,147         185,625
                                    --------        --------

PROPERTY AND EQUIPMENT - NET         125,130         112,637
                                    --------        --------

OTHER ASSETS

   Deposits                           41,831          37,231
   Intangibles - net                 101,492         103,742
                                    --------        --------

     Total Other Assets              143,323         140,973
                                    --------        --------

     TOTAL ASSETS                   $433,600        $439,235
                                    ========        ========


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                               December 31,       September 30,
                                                                  1999                 1999
                                                               ------------       -------------
                                                               (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                            $    15,448         $    18,895
   Accrued expenses                                                148,205             143,790
   Related party payables - current portion                        377,351             377,351
                                                               -----------         -----------

     Total Current Liabilities                                     541,004             540,036
                                                               -----------         -----------

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock $0.001 par value; 100,000,000 shares
    authorized, 38,734,363 and 35,310,621 shares issued
    and outstanding, respectively                                   38,734              35,311
   Additional paid-in capital                                    5,564,478           5,225,527
   Deficit accumulated during the development stage             (5,710,616)         (5,361,639)
                                                               -----------         -----------

     Total Stockholders' Equity (Deficit)                         (107,404)           (100,801)
                                                               -----------         -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                         $   433,600         $   439,235
                                                               ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                    From
                                                      For the                   Inception on
                                                 Three Months Ended              October 3,
                                                    December 31,                1994 Through
                                            ---------------------------         December 31,
                                               1999              1998               1999
                                            ---------         ---------         ------------
REVENUE                                     $      --         $      --         $    15,500

COST OF SALES                                      --                --               6,540
                                            ---------         ---------         -----------

GROSS MARGIN                                       --                --               8,960
                                            ---------         ---------         -----------

EXPENSES

   Research and development                        --                --             857,438
   Depreciation and amortization               13,292            11,692             446,482
   Administrative and marketing               329,792           131,491           3,158,251
                                            ---------         ---------         -----------

     Total Expenses                           343,084           143,183           4,462,171
                                            ---------         ---------         -----------

LOSS FROM OPERATIONS                         (343,084)         (143,183)         (4,453,211)
                                            ---------         ---------         -----------

OTHER INCOME (EXPENSE)

   Write down of obsolete intangible               --                --          (1,040,865)
   Write down of obsolete software                 --                --             (53,614)
   Settlement costs                                --                --             (25,125)
   Interest expense                            (5,893)           (7,373)           (157,323)
                                            ---------         ---------         -----------

     Total Other Income (Expense)              (5,893)           (7,373)         (1,276,927)
                                            ---------         ---------         -----------

LOSS BEFORE EXTRAORDINARY
 INCOME AND INCOME TAXES                     (348,977)         (150,556)         (5,730,138)

EXTRAORDINARY INCOME

   Gain on settlement of debt - net
     of zero tax benefit                           --                --              19,522
                                            ---------         ---------         -----------

     Total Extraordinary Income                    --                --              19,522
                                            ---------         ---------         -----------

PROVISION FOR INCOME TAXES                         --                --                  --
                                            ---------         ---------         -----------

NET LOSS                                    $(348,977)        $(150,556)        $(5,710,616)
                                            =========         =========         ===========

BASIC LOSS PER SHARE                        $   (0.01)        $   (0.00)
                                            =========         =========

FULLY DILUTED LOSS PER SHARE                $   (0.00)        $   (0.00)
                                            =========         =========


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
           From Inception on October 3, 1994 Through December 31, 1999

                                                                                   Deficit
                                       Common Stock                              Accumulated
                               ------------------------                           During the
                               Subscription                    Additional        Development
                                 Shares          Amount      Paid-In Capital        Stage          Receivable
                               ------------      ------      ---------------     -----------       -----------
Balance,
 October 3, 1994                       --        $   --        $        --         $    --         $       --

Shares issued to initial
 stockholders in October
 1994 at $0.01 per share           10,000            10                 90              --                 --

Net loss from October 3,
 1994 through
 December 31, 1994                     --            --                 --          (1,521)                --
                                ---------        ------        -----------         -------         ----------

Balance,
 December 31, 1994                 10,000            10                 90          (1,521)                --

Issuance of common
 stock for assignment
 of rights recorded at
 predecessor cost at
 $0.00 per share                1,990,000         1,990             (1,990)             --                 --

Issuance of common
 stock for services at
 $0.25 per share                  572,473           572            135,046              --                 --

Issuance of common
 stock for debt at $0.25
 per share                        188,561           188             47,347              --                 --

Issuance of common
 stock for debt at $0.50
 per share                        595,860           596            297,334              --                 --

Issuance of common
 stock for debt at $2.00
 per share                         98,194            98            196,290              --                 --

Issuance of common
 stock for debt at $4.00
 per share                        156,025           156            623,944              --                 --
                                ---------        ------        -----------         -------         ----------

Balance forward                 3,611,113        $3,610        $ 1,298,061         $(1,521)        $       --
                                ---------        ------        -----------         -------         ----------


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
           From Inception on October 3, 1994 Through December 31, 1999

                                                                                           Deficit
                                           Common Stock                                  Accumulated
                                    ------------------------                             During the
                                    Subscription                    Additional           Development
                                       Shares         Amount      Paid-In Capital           Stage            Receivable
                                    ------------      -------     ---------------        -----------         -----------
Balance forward                      3,611,113        $ 3,610        $ 1,298,061         $    (1,521)        $        --

Issuance of common
 stock for cash at $4.00
 per share                             138,040            138            552,022                  --                  --

Issuance of common
 stock for subscription
 note receivable at
 $4.00 per share                       414,200            414          1,652,658                  --          (1,656,800)

Issuance of common
 stock for future production
 costs at $6.00 per share              112,500            113            674,887                  --            (675,000)

Issuance of common
 stock for cash at $6.00
 per share                              94,517             95            567,005                  --                  --

Net loss for the year
 ended December 31, 1995                    --             --                 --            (914,279)                 --
                                    ----------        -------        -----------         -----------         -----------

Balance,
 December 31, 1995                   4,370,370          4,370          4,744,633            (915,800)         (2,331,800)

Issuance of common
 stock in reorganization            18,632,612         18,633            (58,033)                 --                  --

Issuance of common
 stock for cash at $1.00
 per share                             572,407            573            571,834                  --                  --

Issuance of common
 stock for services at
 $1.00 per share                        24,307             24             24,283                  --                  --

Net loss for the nine
 months ended
 September 30, 1996                         --             --                 --            (922,717)                 --
                                    ----------        -------        -----------         -----------         -----------

Balance,
 September 30, 1996                 23,599,696        $23,600        $ 5,282,717         $(1,838,517)        $(2,331,800)
                                    ----------        -------        -----------         -----------         -----------


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
           From Inception on October 3, 1994 Through December 31, 1999

                                                                                             Deficit
                                           Common Stock                                    Accumulated
                                 ---------------------------                               During the
                                 Subscription                         Additional           Development
                                    Shares            Amount        Paid-In Capital           Stage           Receivable
                                 ------------        --------       ---------------        -----------        -----------
Balance,
 September 30, 1996               23,599,696         $ 23,600         $ 5,282,717         $(1,838,517)        $(2,331,800)

Issuance of common
  stock for cash at $1.00
  per share                           80,880               81              80,799                  --                  --

Issuance of common
  stock for cash at $0.69
  per share                           14,545               15               9,985                  --                  --

Issuance of common
  stock for cash at $0.67
  per share                           60,000               60              39,940                  --                  --

Issuance of common
  stock for cash at $0.56
  per share                            4,444                4               2,496                  --                  --

Issuance of common
  stock for cash at $0.50
  per share                          368,000              368             183,632                  --                  --

Issuance of common
  stock for cash at $0.31
  per share                            8,064                8               2,492                  --                  --

Issuance of common
  stock for cash at $0.25
  per share                          186,800              187              46,513                  --                  --

Issuance of common
  stock for services at
  $0.20 per share                    274,299              274              54,586                  --                  --

Cancellation of shares
  issued for agreement
  for future production
  costs and other shares            (542,138)            (542)           (674,458)                 --             675,000

Net loss for the year
  ended September 30,
  1997                                    --               --                  --            (858,916)                 --
                                 -----------         --------         -----------         -----------         -----------

Balance,
  September 30, 1997              24,054,590         $ 24,055         $ 5,028,702         $(2,697,433)        $(1,656,800)
                                 -----------         --------         -----------         -----------         -----------


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
           From Inception on October 3, 1994 Through December 31, 1999

                                                                                              Deficit
                                           Common Stock                                     Accumulated
                                   ---------------------------                              During the
                                   Subscription                         Additional          Development
                                      Shares            Amount        Paid-In Capital          Stage             Receivable
                                   ------------        --------       ---------------       -----------         ------------
Balance,
  September 30, 1997                24,054,590         $ 24,055         $ 5,028,702         $(2,697,433)        $(1,656,800)

Common stock issued for
 cash at $0.10 per share             2,810,000            2,810             278,190                  --                  --

Common stock issued for
 services valued at $0.10
 per share                             895,455              895              88,651                  --                  --

Option to purchase
 2,200,000 shares of
 common stock at $0.001
 per share                                  --               --             220,000                  --                  --

Cancellation of common
 stock and options                  (2,538,170)          (2,538)         (1,534,262)                 --           1,656,800

Net loss for the year ended
 September 30, 1998                         --               --                  --          (1,898,376)                 --
                                   -----------         --------         -----------         -----------         -----------

Balance,
 September 30, 1998                 25,221,875           25,222           4,081,281          (4,595,809)                 --

Common stock issued for
 services valued at $1.25
 per share                              42,138               42              52,420                  --                  --

Common stock issued for
 services valued at $0.22
 per share                             141,108              141              30,619                  --                  --

Common stock issued for
 services valued at $0.25
 per share                             505,000              505             125,745                  --                  --

Common stock issued for
 services valued at $0.38
 per share                              17,500               18               6,545                  --                  --
                                   -----------         --------         -----------         -----------         -----------

Balance forward                     25,927,621         $ 25,928         $ 4,296,610         $(4,595,809)        $        --
                                   -----------         --------         -----------         -----------         -----------



   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
           From Inception on October 3, 1994 Through December 31, 1999

                                                                                          Deficit
                                           Common Stock                                 Accumulated
                                   ----------------------------                         During the
                                   Subscription                       Additional        Development
                                      Shares            Amount      Paid-In Capital        Stage            Receivable
                                   ------------        --------     ---------------     ------------        ----------
Balance forward                      25,927,621        $25,928        $4,296,610        $(4,595,809)        $       --

Common stock issued for
 cash at $0.10 per share              9,383,000          9,383           928,917                 --                 --

Net loss for the year ended
 September 30, 1999                          --             --                --           (765,830)                --
                                     ----------        -------        ----------        -----------         ----------

Balance,
 September 30, 1999                  35,310,621         35,311         5,225,527         (5,361,639)                --

Common stock issued for
 cash at $0.10 per share
 (unaudited)                          1,226,000          1,226           121,374                 --                 --

Common stock issued for
 services valued at $0.10
 per share (unaudited)                2,197,742          2,197           217,577                 --                 --

Net loss for the period ended
 December 31, 1999
 (unaudited)                                 --             --                --           (348,977)                --
                                     ----------        -------        ----------        -----------         ----------

Balance,
 December 31, 1999
 (unaudited)                         38,734,363        $38,734        $5,564,478        $(5,710,616)        $       --
                                     ==========        =======        ==========        ===========         ==========



   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                           From
                                                              For the                   Inception on
                                                         Three Months Ended              October 3,
                                                            December 31,                1994 Through
                                                    ---------------------------         December 31,
                                                       1999             1998               1999
                                                    ---------         ---------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                         $(348,977)        $(150,556)        $(5,710,616)
   Adjustments to reconcile net loss
    to net cash used by operating
    activities:
     Depreciation and amortization                     13,292            11,692             446,482
     Common stock issued for services                 219,774                --           1,080,140
     Write-down of obsolete assets                         --                --           1,040,865
     Gain on settlement of debt                            --                --             (19,522)
   Change in assets and liabilities:
     Decrease in other current assets                   1,164                --                  --
     (Increase) in deposits                            (4,600)          (10,400)            (41,831)
     Increase (decrease) in accounts payable
      and accrued expenses                                968           (38,951)            201,344
                                                    ---------         ---------         -----------

       Net Cash Used by Operating Activities         (118,379)         (188,215)         (3,003,138)
                                                    ---------         ---------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of intangibles                                 --                --            (150,188)
   Purchase of fixed assets                           (23,535)          (33,155)           (199,147)
                                                    ---------         ---------         -----------

       Net Cash Used by Investing Activities          (23,535)          (33,155)           (349,335)
                                                    ---------         ---------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Repayment of notes payable and
    contracts payable                                      --           (70,804)            (42,212)
   Proceeds from sale of stock                        122,600           653,500           3,259,558
   Proceeds from notes payable and
    convertible debenture                                  --                --             361,274
   Payment of notes payable and
    convertible debenture                                  --                --             (61,000)
                                                    ---------         ---------         -----------

       Net Cash Provided by Financing
        Activities                                  $ 122,600         $ 582,696         $ 3,517,620
                                                    ---------         ---------         -----------


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                             From
                                                                  For the                 Inception on
                                                             Three Months Ended            October 3,
                                                                 December 31,             1994 Through
                                                         --------------------------       December 31,
                                                            1999             1998            1999
                                                         ---------         --------       ------------
INCREASE (DECREASE) IN CASH                              $ (19,314)        $361,326        $  165,147

CASH AT BEGINNING OF PERIOD                                184,461           11,230                --
                                                         ---------         --------        ----------

CASH AT END OF PERIOD                                    $ 165,147         $372,556        $  165,147
                                                         =========         ========        ==========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

  Addition to debt for acquisition of intangibles        $      --         $     --        $1,302,914
  Common stock issued for services                       $ 219,774         $     --        $1,080,140
  Equipment acquired under lease payable                 $      --         $     --        $   25,533


CASH PAID FOR:

  Interest                                               $   4,000         $  9,086        $   13,086
  Income taxes                                           $      --         $     --        $       --



   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    December 31, 1999 and September 30, 1999

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1999 audited financial statements. The results of operations for periods ended December 31, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

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

       Results of Operations (Three Months Ended December 31, 1999 Compared to Three Months Ended September 30, 1999) During the 1999 fiscal year and the first quarter of the 2000 fiscal year the focus of the Company's efforts was on development, manufacturing and distribution of the Company's hardware products. The immediate focus has been on the DAF (Dissolved Air Flotation), Automatic Back-Flush Filtration System, O-Zone Mixing Chamber and other related products, some of which have their own separate markets.

       The Company is continuing its engineering focus on hardware and water filtration equipment. The first phase of testing was completed in November 1998. The second phase of testing was completed in April 1999 and has revealed useful data. Final testing began in January 2000 for the first production unit. Management is implementing engineering changes prior to the execution of contracts for production tooling. Management is in negotiations with suppliers for tooling and production of various support products that have their own markets. The Company expects that it will implement minor engineering adjustments in tooling prior to the execution of contracts for production tooling.

       For the quarter ended December 31, 1999, the Company reported a loss of $348,977, or $.01 per share. This compares with a loss of $150,556, or $.00 per share for the quarter ending September 30, 1999. The increase in the loss is principally due to higher administrative and marketing costs, as the Company plans to roll out production.

       Liquidity and Capital Resources. On December 31, 1999, the Company had cash and cash equivalents of approximately $165,147. The principal source of liquidity has been sales of securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that expected cash flow from operations plus the anticipated proceeds from sales of securities will be sufficient to finance the Company's operations at currently anticipated levels for a period of at least twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Date: February 14, 2000

                                        Sionix Corporation
                                        By: /s/ James J. Houtz
                                            ------------------------------------
                                            James J. Houtz, President

                                        By: /s/ Robert E. McCray
                                            ------------------------------------
                                            Robert E. McCray,
                                            Chief Financial Officer