Form 10QSB
period 2000-03-31
SIONIX CORP /UT/
filed 2000-05-12
CIK 764667

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB
                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of each Class of Common Stock             Outstanding at March 31, 2000
-----------------------------------             -----------------------------

Common Stock, without par value                          48,167,005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The financial statements included herein have been prepared by the Company, without audit. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and changes in its financial position from inception through March 31, 2000 have been made.

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                      MARCH 31, 2000 AND SEPTEMBER 30, 1999

                               SIONIX CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                           March 31,     September 30,
                                             2000            1999
                                           ---------     -------------
                                          (Unaudited)
       CURRENT ASSETS

          Cash                            $  856,646       $184,461
          Other current assets                    --          1,164
                                          ----------       --------

            Total Current Assets             856,646        185,625
                                          ----------       --------

       PROPERTY AND EQUIPMENT - NET          139,102        112,637
                                          ----------       --------

       OTHER ASSETS

          Deposits                            41,831         37,231
          Intangibles - net                   99,242        103,742
                                          ----------       --------

            Total Other Assets               141,073        140,973
                                          ----------       --------

            TOTAL ASSETS                  $1,136,821       $439,235
                                          ==========       ========

                               SIONIX CORPORATION
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                               March 31,        September 30,
                                                                  2000              1999
                                                              -----------       -------------
                                                              (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                           $    14,064        $    18,895
   Accrued expenses                                               108,214            143,790
   Related party payables                                         377,351            377,351
                                                              -----------        -----------

     Total Current Liabilities                                    499,629            540,036
                                                              -----------        -----------

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock $0.001 par value; 100,000,000 shares
    authorized, 48,167,005 and 35,310,621 shares issued
    and outstanding, respectively                                  48,167             35,311
   Additional paid-in capital                                   6,498,310          5,225,527
   Deficit accumulated during the development stage            (5,909,285)        (5,361,639)
                                                              -----------        -----------

     Total Stockholders' Equity (Deficit)                         637,192           (100,801)
                                                              -----------        -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                        $ 1,136,821        $   439,235
                                                              ===========        ===========

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                             From Inception
                                                                                                              on October 3,
                                              For the Six Months               For the Three Months           1994 Through
                                                Ended March 31,                   Ended March 31,               March 31,
                                           --------------------------        --------------------------      --------------
                                             2000             1999             2000             1999              2000
                                           ---------        ---------        ---------        ---------      --------------
REVENUE                                    $      --        $      --        $      --        $      --        $    15,500

COST OF SALES                                     --               --               --               --              6,540
                                           ---------        ---------        ---------        ---------        -----------

GROSS PROFIT                                      --               --               --               --              8,960
                                           ---------        ---------        ---------        ---------        -----------

EXPENSES

  Research and development                        --               --               --               --            857,438
  Depreciation and amortization               26,860           23,834           13,568           12,142            460,050
  Administrative and marketing               514,846          251,503          185,055          120,012          3,343,305
                                           ---------        ---------        ---------        ---------        -----------

     Total Expenses                          541,706          275,337          198,623          132,154          4,660,793
                                           ---------        ---------        ---------        ---------        -----------

LOSS FROM OPERATIONS                        (541,706)        (275,337)        (198,623)        (132,154)        (4,651,833)
                                           ---------        ---------        ---------        ---------        -----------

OTHER INCOME (EXPENSE)

  Write down of obsolete intangibles              --               --               --               --         (1,040,865)
  Write down of obsolete software                 --               --               --               --            (53,614)
  Settlement costs                                --               --               --               --            (25,125)
  Interest income (expense)                   (5,940)          (6,595)             (46)             778           (157,370)
                                           ---------        ---------        ---------        ---------        -----------

     Total Other Income (Expense)             (5,940)          (6,595)             (46)             778         (1,276,974)
                                           ---------        ---------        ---------        ---------        -----------

LOSS BEFORE EXTRAORDINARY
 INCOME AND INCOME TAXES                    (547,646)        (281,932)        (198,669)        (131,376)        (5,928,807)

EXTRAORDINARY INCOME

  Gain on settlement of debt - net
    of zero tax benefit                           --               --               --               --             19,522
                                           ---------        ---------        ---------        ---------        -----------

     Total Extraordinary income                   --               --               --               --             19,522
                                           ---------        ---------        ---------        ---------        -----------

PROVISION FOR INCOME TAXES                        --               --               --               --                 --
                                           ---------        ---------        ---------        ---------        -----------

NET LOSS                                   $(547,646)       $(281,932)       $(198,669)       $(131,376)       $(5,909,285)
                                           =========        =========        =========        =========        ===========

BASIC LOSS PER SHARE                       $   (0.01)       $   (0.00)       $   (0.00)       $   (0.00)
                                           =========        =========        =========        =========

FULLY DILUTED LOSS PER SHARE               $   (0.01)       $   (0.00)       $   (0.00)       $   (0.00)
                                           =========        =========        =========        =========

                               SIONIX CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
            From Inception on October 3, 1994 through March 31, 2000

                                                                               Deficit
                                                                             Accumulated
                                    Common Stock             Additional      During the
                              -----------------------         Paid-in        Development     Subscription
                                Shares         Amount         Capital           Stage         Receivable
                              ------------     ------       -----------      -----------     ------------
Balance,
 October 3, 1994                      --       $   --       $        --        $    --        $       --

Shares issued to initial
 stockholders in October
 1994 at $0.01 per share          10,000           10                90             --                --

Net loss from October 3,
 1994 through
 December 31, 1994                    --           --                --         (1,521)               --
                               ---------       ------       -----------        -------        ----------

Balance,
 December 31, 1994                10,000           10                90         (1,521)               --

Issuance of common
 stock for assignment
 of rights recorded at
 predecessor cost at
 $0.00 per share               1,990,000        1,990            (1,990)            --                --

Issuance of common
 stock for services at
 $0.25 per share                 572,473          572           135,046             --                --

Issuance of common
 stock for debt at $0.25
 per share                       188,561          188            47,347             --                --

Issuance of common
 stock for debt at $0.50
 per share                       595,860          596           297,334             --                --

Issuance of common
 stock for debt at $2.00
 per share                        98,194           98           196,290             --                --

Issuance of common
 stock for debt at $4.00
 per share                       156,025          156           623,944             --                --
                               ---------       ------       -----------        -------        ----------

Balance forward                3,611,113       $3,610       $ 1,298,061        $(1,521)       $       --
                               ---------       ------       -----------        -------        ----------

                               SIONIX CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
            From Inception on October 3, 1994 through March 31, 2000

                                                                                       Deficit
                                                                                     Accumulated
                                         Common Stock             Additional         During the
                                    -----------------------         Paid-in          Development        Subscription
                                     Shares          Amount         Capital             Stage           Receivable
                                    ---------       -------       -----------        -----------        ------------
Balance forward                     3,611,113       $ 3,610       $ 1,298,061        $    (1,521)       $        --

Issuance of common
 stock for cash at $4.00
 per share                            138,040           138           552,022                 --                 --

Issuance of common
 stock for subscription
 note receivable at
 $4.00 per share                      414,200           414         1,652,658                 --         (1,656,800)

Issuance of common
 stock for future production
 costs at $6.00 per share             112,500           113           674,887                 --           (675,000)

Issuance of common
 stock for cash at $6.00
 per share                             94,517            95           567,005                 --                 --

Net loss for the year
 ended December 31, 1995                   --            --                --           (914,279)                --
                                   ----------       -------       -----------        -----------        -----------

Balance,
 December 31, 1995                  4,370,370         4,370         4,744,633           (915,800)        (2,331,800)

Issuance of common
 stock in reorganization           18,632,612        18,633           (58,033)                --                 --

Issuance of common
 stock for cash at $1.00
 per share                            572,407           573           571,834                 --                 --

Issuance of common
 stock for services at
 $1.00 per share                       24,307            24            24,283                 --                 --

Net loss for the nine
 months ended
 September 30, 1996                        --            --                --           (922,717)                --
                                   ----------       -------       -----------        -----------        -----------

Balance,
 September 30, 1996                23,599,696       $23,600       $ 5,282,717        $(1,838,517)       $(2,331,800)
                                   ----------       -------       -----------        -----------        -----------

                               SIONIX CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
            From Inception on October 3, 1994 through March 31, 2000

                                                                                        Deficit
                                                                                      Accumulated
                                        Common Stock               Additional         During the
                                ---------------------------         Paid-in           Development        Subscription
                                  Shares            Amount           Capital             Stage            Receivable
                                -----------        --------        -----------        -----------        ------------
Balance,
 September 30, 1996              23,599,696        $ 23,600        $ 5,282,717        $(1,838,517)       $(2,331,800)

Issuance of common
  stock for cash at $1.00
  per share                          80,880              81             80,799                 --                 --

Issuance of common
  stock for cash at $0.69
  per share                          14,545              15              9,985                 --                 --

Issuance of common
  stock for cash at $0.67
  per share                          60,000              60             39,940                 --                 --

Issuance of common
  stock for cash at $0.56
  per share                           4,444               4              2,496                 --                 --

Issuance of common
  stock for cash at $0.50
  per share                         368,000             368            183,632                 --                 --

Issuance of common
  stock for cash at $0.31
  per share                           8,064               8              2,492                 --                 --

Issuance of common
  stock for cash at $0.25
  per share                         186,800             187             46,513                 --                 --

Issuance of common
  stock for services at
  $0.20 per share                   274,299             274             54,586                 --                 --

Cancellation of shares
  issued for agreement
  for future production
  costs and other shares           (542,138)           (542)          (674,458)                --            675,000

Net loss for the year
  ended September 30, 1997               --              --                 --           (858,916)                --
                                -----------        --------        -----------        -----------        -----------

Balance,
  September 30, 1997             24,054,590        $ 24,055        $ 5,028,702        $(2,697,433)       $(1,656,800)
                                -----------        --------        -----------        -----------        -----------

                               SIONIX CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
            From Inception on October 3, 1994 through March 31, 2000

                                                                                          Deficit
                                                                                        Accumulated
                                          Common Stock               Additional         During the
                                  ---------------------------          Paid-in          Development        Subscription
                                    Shares            Amount           Capital             Stage            Receivable
                                  -----------        --------        -----------        -----------        ------------
Balance,
  September 30, 1997               24,054,590        $ 24,055        $ 5,028,702        $(2,697,433)       $(1,656,800)

Common stock issued for
 cash at $0.10 per share            2,810,000           2,810            278,190                 --                 --

Common stock issued for
 services valued at $0.10
 per share                            895,455             895             88,651                 --                 --

Option to purchase
 2,200,000 shares of
 common stock at $0.001
 per share                                 --              --            220,000                 --                 --

Cancellation of common
stock and options                  (2,538,170)         (2,538)        (1,534,262)                --          1,656,800

Net loss for the year ended
 September 30, 1998                        --              --                 --         (1,898,376)                --
                                   ----------        --------        -----------        -----------        -----------

Balance,
 September 30, 1998                25,221,875          25,222          4,081,281         (4,595,809)                --

Common stock issued for
 services valued at $1.25
 per share                             42,138              42             52,420                 --                 --

Common stock issued for
 services valued at $0.22
 per share                            141,108             141             30,619                 --                 --

Common stock issued for
 services valued at $0.25
 per share                            505,000             505            125,745                 --                 --

Common stock issued for
 services valued at $0.38
 per share                             17,500              18              6,545                 --                 --
                                   ----------        --------        -----------        -----------        -----------

Balance forward                    25,927,621        $ 25,928        $ 4,296,610        $(4,595,809)       $        --
                                   ----------        --------        -----------        -----------        -----------

                               SIONIX CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
            From Inception on October 3, 1994 through March 31, 2000

                                                                                    Deficit
                                                                                  Accumulated
                                       Common Stock              Additional       During the
                                 -------------------------        Paid-in         Development        Subscription
                                   Shares           Amount        Capital            Stage            Receivable
                                 -----------       -------       ----------       -----------        ------------
Balance forward                   25,927,621       $25,928       $4,296,610       $(4,595,809)       $       --

Common stock issued for
 cash at $0.10 per share           9,383,000         9,383          928,917                --                --

Net loss for the year ended
 September 30, 1999                       --            --               --          (765,830)               --
                                  ----------       -------       ----------       -----------        ----------

Balance,
 September 30, 1999               35,310,621        35,311        5,225,527        (5,361,639)               --

Common stock issued
 for cash at $0.10 per
 share (unaudited)                 1,226,000         1,226          121,374                --                --

Common stock issued
 for services valued at
 $0.10 per share
 (unaudited)                       2,197,742         2,197          217,577                --                --

Common stock issued for
 cash at $0.10 per
 share (unaudited)                 9,077,500         9,078          898,672                --                --

Common stock issued for
 services valued at $0.10
 per share (unaudited)               355,142           355           35,159                --                --

Net loss for six months
 ended March 31, 2000
 (unaudited)                              --            --               --          (547,646)               --
                                  ----------       -------       ----------       -----------        ----------

Balance,
 March 31, 2000
 (unaudited)                      48,167,005       $48,167       $6,498,309       $(5,909,285)       $       --
                                  ==========       =======       ==========       ===========        ==========

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                From Inception
                                                                                                                 on October 3,
                                                For the Six Months               For the Three Months            1994 Through
                                                  Ended March 31,                   Ended March 31,                March 31,
                                           ----------------------------        --------------------------       --------------
                                             2000               1999             2000             1999               2000
                                           ---------          ---------        ---------        ---------       --------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

   Net loss                                $  (547,646)       $(281,932)       $(198,669)       $(131,376)       $(5,909,284)
   Adjustments to reconcile net
    loss to net cash used by
    operating activities:
     Depreciation and amortization              26,859           23,834           13,567           12,142            460,049
     Common stock issued
      for services                             255,288               --           35,514               --          1,115,654
     Write-down of obsolete assets                  --               --               --               --          1,040,865
     Gain on settlement of debt                     --               --               --               --            (19,522)
   Change in assets and liabilities:
     (Increase) decrease in deposits            (3,436)         (15,401)              --           (5,001)           (41,831)
     Increase (decrease) in
      accounts payable and
      accrued expenses                         (40,406)        (107,220)         (41,374)         (68,270)           159,968
                                           -----------        ---------        ---------        ---------        -----------

       Net Cash Used by
        Operating Activities                  (309,341)        (380,719)        (190,962)        (192,505)        (3,194,101)
                                           -----------        ---------        ---------        ---------        -----------

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Purchase of intangibles                           --               --               --               --           (150,188)
  Purchase of fixed assets                     (48,824)         (36,215)         (25,289)          (3,060)          (224,436)
                                           -----------        ---------        ---------        ---------        -----------

       Net Cash Used by
        Investing Activities                   (48,824)         (36,215)         (25,289)          (3,060)          (374,624)
                                           -----------        ---------        ---------        ---------        -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES

   Repayment of notes payable
    and contracts payable                           --          (70,937)              --             (133)           (42,212)
   Proceeds from sale of common
    stock                                    1,030,350          696,499          907,750           43,000          4,167,309
   Proceeds from notes payable
    and convertible debenture                       --               --               --               --            361,274
   Payment of notes payable and
    convertible debenture                           --               --               --               --            (61,000)
                                           -----------        ---------        ---------        ---------        -----------

     Net Cash Provided by
      Financing Activities                 $ 1,030,350        $ 625,562        $ 907,750        $  42,867        $ 4,425,371
                                           -----------        ---------        ---------        ---------        -----------

                               SIONIX CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                       From Inception
                                                                                                        on October 3,
                                             For the Six Months           For the Three Months          1994 Through
                                              Ended March 31,                Ended March 31,              March 31,
                                          -----------------------       ------------------------       --------------
                                            2000           1999           2000           1999               2000
                                          --------       --------       --------       ---------       --------------
INCREASE (DECREASE)
 IN CASH                                  $672,185       $208,628       $691,499       $(152,698)       $   856,646

CASH AT BEGINNING OF
 PERIOD                                    184,461         11,230        165,147         372,556                 --
                                          --------       --------       --------       ---------        -----------

CASH AT END OF PERIOD                     $856,646       $219,858       $856,646       $ 219,858        $   856,646
                                          ========       ========       ========       =========        ===========

SUPPLEMENTAL DISCLOSURES
 OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

   Decrease (increase) in
     subscription notes receivable
     and future production costs
     receivable                           $     --       $     --       $     --       $      --        $(1,536,800)
   Addition to debt for acquisition
     of intangibles                       $     --       $     --       $     --       $      --        $ 1,302,914
   Common stock issued for
     services                             $255,288       $     --       $ 35,514       $      --        $ 1,115,654
   Equipment acquired under
     lease payable                        $     --       $     --       $     --       $      --        $    25,533

CASH PAID FOR:

   Interest                               $  5,940       $ 11,379       $     46       $      --        $    13,132
   Income taxes                           $     --       $     --       $     --       $      --        $        --

                               SIONIX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2000 and September 30, 1999


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1999 audited financial statements. The results of operations for periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

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

     Results of Operations (Six Months Ended March 31, 2000 Compared to Six
Months

Ended March 31, 1999). During the 1999 fiscal year and the first half of the 2000 fiscal year the focus of the Company's efforts was on development, manufacturing and distribution of the Company's hardware products. The immediate focus has been on the DAF (Dissolved Air Flotation), Automatic Back-Flush Filtration System, O-Zone Mixing Chamber and other related products, some of which have their own separate markets.

     The Company is continuing its engineering focus on hardware and water filtration equipment. The first phase of testing was completed in November 1998. The second phase of testing was completed in April 1999 and has revealed useful data. Final testing began in January 2000 for the first production unit. Management is implementing engineering changes prior to the execution of contracts for production tooling. Management is in negotiations with suppliers for tooling and production of various support products, and is also negotiating with an existing manufacturing company for the establishment of a joint venture to handle most aspects of production, distribution and service.

     For the six months ended March 31, 2000, the Company reported a loss of $547,646, or $.01 per share. This compares with a loss of $281,932, or $.00 per share, for the six months ended March 31, 1999. The increase in the loss is principally due to higher administrative and marketing costs incurred as the Company nears production.

     Liquidity and Capital Resources. On March 31, 2000 the Company had cash and cash equivalents of approximately $856,646. The principal source of liquidity has been sales of securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that expected cash flow from operations plus the anticipated proceeds from sales of securities will be sufficient to finance the Company's operations at currently anticipated levels for a period of at least twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

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

     One of the defendants, Jack Moorehead, has asserted a cross-complaint against the Company based on a breach of contract cause of action. The case is currently in the discovery stage.

Item 2. Changes in Securities and Use of Proceeds

     During the period of six months ended March 31, 2000, the Company sold 10,303,505 shares of its Common Stock to approximately 136 investors, at a price of $.10 per share. The Company believes all of such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and Regulation D thereunder.

Item 3. Defaults upon Senior Securities.

     Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Registrant's Annual Meeting of Shareholders was held on March 2, 2000.

     (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement to elect three Directors. All such nominees were elected.

     (c) The only matter voted at the meeting was the election of directors. The results were as follows:

         Nominee                     For             Withheld
         -------                     ---             --------

         James J. Houtz           21,602,896        8,851,149

         Joan C. Horowitz         21,161,251        9,839,101

         Robert McCray            21,378,335        9,839,101

Item 5.  Other Information

         Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27. Financial Data Schedule

                                   Signatures

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2000

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