Form 10QSB
period 2000-06-30
SIONIX CORP /UT/
filed 2000-08-21
CIK 764667

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

     Commission File Number 2-95626-D


                               SIONIX CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Utah                                               87-0428526
---------------------------------                           -------------------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)

                 7282 Jeronimo Road, Suite 108, Irvine, CA 92618
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  949 454-9283
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of June 30, 2000, the Company had 49,380,119 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                                      INDEX

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page
                                                                            ----

        Condensed Balance Sheet at June 30, 2000 (unaudited)                   3

        Condensed Statements of Operations for the Three Months
          Ended June 30, 2000 and June 30, 1999 (unaudited)                    4

        Condensed Statements of Operations for the Nine Months
          Ended June 30, 2000 and June 30, 1999 (unaudited)                    5

        Condensed Statements of Cash Flows for the Nine Months Ended
          June 30, 2000 and June 30, 1999 (unaudited)                          6

        Notes to Condensed Financial Statements (unaudited)                    8

Item 2.  Management's Discussion and Analysis or Plan of Operation             9

PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                                     10

Item 2. Changes in Securities and Use of Proceeds                             11

Item 3. Defaults Upon Senior Securities                                       11

Item 4. Submission of Matters to a Vote of Security Holders                   11

Item 5. Other Information                                                     11

Item 6. Exhibits and Reports on Form 8-K                                      11

Signatures                                                                    11

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                     June 30, 2000
                                                                     -------------
                                     ASSETS
Current assets:

   Cash                                                              $   675,760
                                                                     -----------

     Total current assets                                                675,760
                                                                     -----------

Property and equipment, net                                              161,151
                                                                     -----------

Other assets

    Patents - net                                                         96,991
    Deposits                                                               6,831
                                                                     -----------

      Total other assets                                                 103,822
                                                                     -----------

                                                                     $   940,733
                                                                     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Accounts payable                                                 $    59,842
    Accrued interest                                                     103,445
    Notes payable - related parties                                      377,351
                                                                     -----------

    Total current liabilities                                            540,638
                                                                     -----------

Shareholders' equity:

   Common stock, 100,000,000 shares authorized, $.001 par value,
      49,380,119 shares issued and outstanding                            49,380
   Additional paid in capital                                          7,495,312
   Deficit accumulated during the development stage                   (7,144,597)
                                                                     -----------

      Total shareholders' equity                                         400,095
                                                                     -----------

                                                                     $   940,733
                                                                     ===========


   The accompanying notes are an integral part of these financial statements.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS
                                                         ENDED JUNE 30,
                                                 ------------------------------
                                                     2000              1999
                                                 ------------       -----------
COSTS AND EXPENSES:

    Research and development                     $        --        $        --

    Depreciation and amortization                     12,973             12,423

    General and administrative                       809,659            103,645
                                                 -----------        -----------

OPERATING LOSS                                      (822,632)          (116,068)

Other income (expense):

    Interest income                                    8,982              1,810

    Interest expense                                  (7,250)            (7,504)
                                                 -----------        -----------

NET LOSS                                         $  (820,900)       $  (121,762)
                                                 ===========        ===========

BASIC AND DILUTED NET LOSS PER SHARE             $     (0.02)       $     (0.00)
                                                 ===========        ===========

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES OUTSTANDING             48,685,225         32,466,875
                                                 ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       NINE MONTHS                      CUMULATIVE
                                                      ENDED JUNE 30,                  FROM INCEPTION
                                            ---------------------------------       (OCTOBER 3, 1994)
                                                 2000                1999            TO JUNE 30, 2000
                                            -------------        ------------       -----------------
COSTS AND EXPENSES:

    Research and development                $         --         $      1,115         $   857,438

    Depreciation and amortization                 39,833               36,257             473,023

    General and administrative                 1,519,143              363,119           5,438,724
                                            ------------         ------------         -----------

OPERATING LOSS                                (1,558,976)            (400,491)         (6,769,185)

OTHER INCOME (EXPENSE):

    Interest income                               18,132                6,594              24,726

    Interest expense                             (22,341)              (9,797)           (180,365)
                                            ------------         ------------         -----------

NET LOSS                                    $ (1,563,185)        $   (403,694)        $(6,924,824)
                                            ============         ============         ===========

BASIC AND DILUTED NET LOSS PER SHARE        $      (0.04)        $     (0.01)
                                            ============         ===========

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES OUTSTANDING         43,398,279           28,984,375
                                            ============         ============


   The accompanying notes are an integral part of these financial statements.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              NINE MONTHS                  CUMULATIVE
                                                             ENDED JUNE 30,              FROM INCEPTION
                                                     ----------------------------       (OCTOBER 3, 1994)
                                                         2000              1999         TO JUNE 30, 2000
                                                     ------------       ---------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                           $(1,563,185)       $(403,694)        $(7,144,598)

  Adjustments to reconcile net loss to net cash used by operating activities:

    Depreciation and amortization                         39,832           36,257             473,022

    Common stock issued for services                   1,033,730               --           2,113,870

    Write-down of obsolete assets                             --               --           1,040,865

    Gain on settlement of debt                                --               --             (19,522)

Change in assets and liabilities:

    Decrease in other current assets                       1,164               --                  --

    (Increase) decrease in deposits                       30,400          (25,400)             (6,831)

    Increase (decrease) in accounts payable
       and accrued expenses                                  603         (119,421)            200,979
                                                     -----------        ---------         -----------
    Net cash used by operating activities               (457,456)        (512,258)         (3,342,215)
                                                     -----------        ---------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of intangibles                                   --               --            (150,188)

    Purchase of fixed assets                             (81,595)         (41,605)           (257,207)
                                                     -----------        ---------         -----------
    Net cash used by investing activities                (81,595)         (41,605)           (407,395)
                                                     -----------        ---------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Payments on notes payable                                 --          (73,304)            (42,212)

    Issuance of common stock                           1,030,350          752,499           4,167,308

    Proceeds received from notes
      payable and convertible debenture                       --               --             361,274

    Payments on notes payable and
      convertible debenture                                   --               --             (61,000)
                                                     -----------        ---------         -----------
    Net cash provided by financing activities          1,030,350          679,195           4,425,370
                                                     -----------        ---------         -----------
Net increase in cash                                     491,299          125,332             675,760

CASH, BEGINNING OF PERIOD                                184,461           11,230                  --
                                                     -----------        ---------         -----------
CASH, END OF PERIOD                                  $   675,760        $ 136,562         $   675,760
                                                     ===========        =========         ===========

   The accompanying notes are an integral part of these financial statements.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  NINE MONTHS          CUMULATIVE
                                                 ENDED JUNE 30,      FROM INCEPTION
                                              -------------------  (OCTOBER 3, 1994)
                                               2000        1999     TO JUNE 30, 2000
                                              -------    --------  -----------------
Supplemental disclosures of non-cash
  investing and financing activities:

  (Increase) in subscription notes
    receivable and future production
    costs receivable                          $   --     $    --      $(1,536,800)

  Addition to debt for acquisition
    on intangibles                            $   --     $    --      $ 1,302,914

  Equipment acquired under lease payable      $   --     $    --      $    25,533

Cash paid for:

  Interest                                    $9,000     $11,379      $    13,132

  Income taxes                                $   --     $    --      $        --


   The accompanying notes are an integral part of these financial statements.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Sionix Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2000 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 1999.

NOTE B - RECLASSIFICATIONS

      Reclassifications of certain prior period balances have been made to conform with the current presentation.

Item 2. Management's Discussion and Analysis or Plan of Operation

     General. The Company has formulated its business plans and strategies based on certain assumptions of the Company's management regarding the size of the market for the products which the Company will be able to offer, the Company's anticipated share of the market, and the estimated prices for and acceptance of the Company's products. The Company continues to believe its business plans and the assumptions upon which they are based are valid. Although these plans and assumptions are based on the best estimates of management, there can be no assurance that these assessments will prove to be correct. No independent marketing studies have been conducted on behalf of or otherwise obtained by the Company, nor are any such studies planned. Any future success that the Company might enjoy will depend upon many factors, including factors which may be beyond the control of the Company or which cannot be predicted at this time. These factors may include technical problems in bringing the product to market, the costs associated with commencement of production of the products, possible product obsolescence, increased levels of competition, changes in general economic conditions, increases in operating costs including cost of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors, and changes in governmental regulation imposed under federal, state or local laws.

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

     Plans for Ensuing Twelve Months. During the next twelve months the Company plans to commence production and marketing of its DAF (Dissolved Air Flotation) Water Filtration systems, Automatic Back-Flush Filtration System, O-Zone Mixing Chamber and other related products. The Company anticipates that it will contract for the manufacture of some components directly, but will enter into a joint venture or similar arrangement with an established manufacturer for the production of most components and final assembly, as well as most aspects of marketing and sales. The Company is currently negotiating a joint venture agreement with an established manufacturing company in a related business. With respect to the components to be produced by the Company, it has executed several contracts and fabrication has commenced on several components for production of the DAF system. The Company does not anticipate any significant purchases of equipment or other significant capital expenditures in this connection, nor does it expect to significantly increase the number of employees until such time as production has commenced and additional employees are needed in the areas of administration, quality control, sales and customer technical support.

     The Company does not contemplate the need to raise additional equity capital during the next twelve months in order to commence production. It believes its current cash reserves are sufficient to meet its presently anticipated cash needs until it begins to collect revenues from the sale of products through the anticipated joint venture. The Company believes that use of the joint venture arrangement will significantly decrease its capital requirements to commence production. However, in the event that unforeseen events occur, the Company encounters delays in bringing the products to production, or the Company pursues other business opportunities, it may be required to raise additional equity capital.

     Results of Operations (Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999). For the nine months ended June 30, 2000, the Company reported a loss of $1,563,185, or $.04 per share. This compares with a loss of $403,964, or $.01 per share, for the nine months ended June 30, 1999. The increase in the loss is principally due to higher administrative and marketing costs incurred as the Company nears production, as well as to "book" expense related to issuance of shares to officers and other employees as compensation pursuant to their Employment Agreements.

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

     The defendants have filed a cross-complaint against the Company based on a breach of contract cause of action and to collect loans allegedly made by them to the Company. The case is currently in the discovery stage.

     The Company has filed an action for professional negligence, malpractice, breach of fiduciary duty and breach of contract against Gilliam, Duncan & Harms, its previous patent counsel, Wenthur & Chachas, its previous corporate counsel, and the individual attorneys in these firms (Sionix Corporation v. Gilliam, Duncan & Harms, et al, San Diego County Superior Court, Case No. GIC 747267). The action alleges, among other things, that the patent attorneys assisted the defendants in the Sionix v. Moorehead case in infringing Sionix's patents and misappropriating its trade secrets. The action seeks compensatory damages, injunctive relief, declaratory relief, attorneys fees and interest. The proceeding is in an early discovery stage.

     The Company is the defendant in an action, Barnett v. Sionix Corporation, pending in Orange County Superior Court, (Case No. 00CC05463). The complaint seeks repayment of approximately $150,000 in alleged loans by the plaintiff, who is the mother-in-law of the former Chief Executive Officer of the Company, Michael Taylor. The Company has cross-complained against the plaintiff and Mr. Taylor for breach of fiduciary duty relating to the alleged loans.

Item 2. Changes in Securities and Use of Proceeds

     During the three months ended June 30, 2000, the Company issued 1,213,114 shares of its Common Stock to seven persons, including employees and independent contractors, for services rendered. The Company believes all of such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4 (2) thereof and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        Exhibits

        27   Financial Data Schedule

        Reports on Form 8-K

        Not applicable.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   SIONIX CORPORATION

                                                   By:  /s/ James J. Houtz
                                                        ------------------------
                                                            James J. Houtz
                                                            President

Dated: August 21, 2000