Form 10KSB40
period 2000-09-30
SIONIX CORP /UT/
filed 2001-01-16
CIK 764667

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 2000

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the year ended September 30, 2000 were $0.

         The aggregate market value of the voting stock held by non-affiliates as of September 30, 2000, computed based on the average of the bid and ask prices reported on the OTC Bulletin Board, was $33,014,776.

         As of September 30, 2000, there were 54,166,322 shares of Common Stock of the issuer outstanding.

         Documents Incorporated by Reference:       NONE

         Transitional Small Business Disclosure Format (Check one):
                                 Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

        General. Sionix Corporation (the "Company") designs and plans to manufacture and market equipment for improving the treatment of water for commercial, industrial and public water treatment facilities. The Company's principal activities have been in the areas of research, development and testing of its products. The Company was incorporated in Utah in 1996, and its executive offices and principal operations are located at 9272 Jeronimo Road, Irvine, California 92618. Its telephone number is (949) 454-9283, and its website is located at www.sionix.com.

         Industry Background. The purification and treatment of municipal drinking water and wastewater to eliminate contaminants injurious to health and the environment is a worldwide concern. In 1995, the world spent an estimated $335 billion for the purification of drinking water, wastewater treatment and treatment of industrial process water and fluids. World spending for drinking water purification and municipal wastewater treatment only is estimated to reach $300 billion per year (plus another $200 billion for industrial treatment needs) by year 2000.

         Strategy. The Company was formed to develop advanced water treatment technology for public and private potable drinking water systems and wastewater treatment systems, as well as industrial systems. In the United States alone there are approximately 200,000 public rural water districts, the great majority of which serve populations of less then 10,000, and are considered "small public water systems". The Company believes that a substantial portion of these districts operate in violation of the U.S. Safe Drinking Water Act, and those numbers are expected to increase as more stringent Environmental Protection Agency rules for small public water systems become effective. In addition, urbanization in the third world and the spread of agricultural activities has increased the demand for public water systems. The company has targeted (1) small to medium public water districts that provide communities with drinking water or sewage treatment service and (2) water reclamation systems of commercial-industrial clients that create and dispose of contaminated wastewater.

         Products.

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

         The Company uses a more efficient method of saturating recirculated post-filter water with excess dissolved air, and injecting this excess air in the form of microscopic bubbles in a DAF particle separator. Pressurized water can hold an excess amount of dissolved air and forms microscopic bubbles when injected into water, which has a lower pressure. A booster pump recirculates a small amount (approximately 10%) of the post-filtered water through the dissolved air-saturation system. Oxygen and nitrogen molecules are transferred directly into the recirculated high-pressure water without forming air bubbles. This method of transferring air into water is 100% efficient, and reduces the amount of energy required to saturate recirculated water with excess dissolved air. The Sionix DAF separator provides a denser concentration of white water bubbles. This process requires less energy than a conventional system, and a fraction of the floor space.

         In general, water districts using sand-anthracite filters cannot meet the new EPA Surface Water Treatment rules without a massive increase in on-site chemical filter-aids, additional filtering and the installation of ozone or other disinfection equipment. Plant operators must continually test raw influent water to adjust chemical filter aid dosage properly. Chemical and metal (alum) filter-aids increase sludge volume and landfill disposal problems.

         Each basic DAF module has a flow-through of 200 gallons per minute (288,000 gallons per day), an amount necessary to supply all the drinking and potable water requirements for approximately 2,400 people. And because modules can be manifolded to meet any gallon per day requirement, many larger facilities can benefit by this technology.

         The Company's systems include automatic computer controls to optimize ozone concentration levels and reduces monthly energy costs. Higher ozone contact concentration levels using smaller sized generators are possible if most of the algae are removed first by DAF. Extended contact time increases collision rate of ionized ozone molecules with negatively charged organic suspended particles. By utilizing the Sionix DAF particle separator to pre-treat the feedwater, less energy is required to create the appropriate amount of ozone. By creating a turbulent flow of water and gas within the mixing chamber, the Company has achieved a much higher saturation with less ozone (and a minimum of excess ozone) than in other mixing methods. This equipment was designed to match flow-throughs with the Sionix DAF particle separator, can also be manifolded to create more flow-through, is installed, not constructed, and can be used with or without the DAF system, depending on the quality of the feedwater.

         The Joint Venture. In October 2000 the Company entered into a joint venture arrangement with the Environmental Products Division of Hoffinger Industries ("Hoffinger"), through the development of a limited liability company known as EPD/Sionix Joint Venture, LLC. Hoffinger is a privately held corporation which develops and manufactures commercial water filtration systems and equipment for pools, water parks, and drinking water systems, as well as above ground swimming pools, pumps, filters, and accessories. Hoffinger has been involved in the water industry for over 55 years.

         Under the joint venture arrangement, the Company and Hoffinger will jointly develop, manufacture and market water filtration products, with the Company furnishing the technology and engineering expertise and Hoffinger handling most of the manufacturing, marketing and distribution. The Company is entitled to 51% of profits and losses from the joint venture, with Hoffinger allocated the remaining 49%. The joint venture agreement is for a period of two years; at the end of the period, the Company retains all the technology and associated intellectual property, and Hoffinger will be entitled to non-exclusive distribution rights to the products.

         Marketing and Customers. The potable water market includes residential, commercial, and food service customers throughout the world. According to industry data, it is estimated that one billion people in the world do not have safe drinking water. Demand is driven both by consumers' desire to improve the taste and quality of their drinking water and by the expanded concern of regulatory agencies. There is significant market potential in Asian, Pacific and Latin American countries, where the quality of drinking water has been found to be severely deficient in several regions. Outbreaks of cryptosporidium and giardia cyst in the United States and

Australia have also raised health concerns in major developed countries. Water safety concerns have driven the growth of the consumer bottled water market to over $2 billion in the United States, as well as the growth in the water filtration market.

         The food service industry has an increasing need for consistent global product quality. Food service includes water used for fountain beverages, steam ovens, coffee and tea. Specifically, restaurants have become increasingly aware of the need for water filtration to control the taste and quality of the water used in their businesses.

         In the United States, the Company plans to initially target the established base of small to medium water providers, as well as industrial users (such as the dairy industry, meat and poultry producers, food and beverage processors, pharmaceuticals, cooling tower manufacturers and oil and gas producers) with a need for a clean, consistent water supply. Outside the United States, the Company plans to market to local water systems.

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

        In addition to a marketing through the Joint Venture, which will involve use of Hoffinger's existing network of distributors and sales representatives, the Company plans to market its products through Sionix' marketing and sales department, their contacts and inquiries, direct mail, participation in industry groups, trade shows, and through selected advertising in specialized publications.

        Patents. The Company holds seven U.S. patents on technology incorporated into the Sionix Particle Separator Treatment System and related components. One patent covers an automatic backflushing system using air pressure to activate the valves and another concerns the ozone mixing system. The Company also holds several patents on the inline wet-chemistry water quality monitoring system, and regularly processes new patent applications. The extent to which patents provide a commercial advantage or inhibit the development of competing products varies. To some extent, however, the Company is required to rely upon common law concepts of confidentiality and trade secrets, as well as economic barriers created by the required investments in tooling and technical personnel and the development of customer relationships, to protect its proprietary products.

         Competition. The Company's products will compete with other producers of water filtration and purification equipment, such as U.S. Filter and Cuno, Inc., many of which are more established and have significantly greater resources. In addition to conventional methods such as chlorination and ozonation, the Company's products may also compete with other new technologies for water filtration. Competitive factors include system effectiveness, operational cost, practicality of application, pilot study requirements and potential adverse environmental effects. In competing in this marketplace, the Company will have to address the conservative nature of public water agencies and fiscal constraints on the installation of new systems and technologies.

         Regulatory Matters. Process water treatment plants and wastewater plants must comply with clean water standards set by the Environmental Protection Agency under the authority of the Clean Water Act and standards set by states and local communities. In many jurisdictions, including the United States, because process water treatment facilities and wastewater treatment systems require permits from environmental regulatory agencies, delays in permitting could cause delays in construction or usage of the systems by prospective customers.

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

         Raw Materials. Materials and components to be used by the Company for manufacturing will be carefully selected based on stringent specifications for usage and operating conditions. At the outset, the specification of parts and raw materials will be jointly managed by Sionix and Hoffinger Industries through the joint venture arrangement, utilizing many of Hoffinger's existing procurement resources. Every effort will be made to specify parts from multiple sources for independence from manufacturers and distributors. In developing its products, the Company has avoided using hard-to-get special parts to further minimize dependency from vendors. Simplicity in design and the use of common, widely used and readily available components is emphasized.

         Employees. At September 30, 2000, the Company had four full-time employees, none of whom are covered by any collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company's office/manufacturing facility is located in Irvine, California and is leased pursuant to a lease expiring in July of 2001. The facility consists of approximately 3,400 square feet, including office area and adjoining manufacturing/ warehouse area. Management believes the Company's facility will provide adequate space for its office, product assembly and warehouse activities, although it may lease additional space for component assembly and warehouse uses, depending on demand. The Company believes that suitable additional space will be available to accommodate planned expansion.

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

         In February of 1999, the United States District Court issued a preliminary injunction enjoining defendants from selling or transferring in excess of 10,000,000 shares of stock held by them. The defendants have twice sought to have that injunction modified or dissolved and both such attempts were unsuccessful.

         The defendants have filed a cross-complaint against the Company based on a breach of contract cause of action and to collect loans allegedly made by them to the Company. The case is currently in the discovery stage.

         The Company has filed an action for professional negligence, malpractice, breach of fiduciary duty and breach of contract against Gilliam, Duncan & Harms, its previous patent counsel (San Diego County Superior Court, Case No. GIC 754391), and a separate action against Wenthur & Chachas, its previous corporate counsel, and the individual attorneys in those firms (San Diego County Superior Court Case No. GIC 747267). The action against the patent attorneys alleges that the patent attorneys represented the Company and Moorehead contemporaneously and failed to advise the corporation of the inherent conflict of interest in representing both parties. The action further alleges the patent attorneys aided Moorehead and others in misappropriating the Company's intellectual property and trade secrets. The action seeks monetary damages, attorneys fees and interest. The action against the former corporate counsel seeks damages arising out of their alleged creation of false documents to defraud the corporation with respect to certain intellectual property rights and securities transactions. Both actions are in the discovery stage.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Inapplicable


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is listed and traded on the OTC Bulletin Board under the symbol "SINX". There has been relatively limited trading activity in the Company's stock since inception. The following table represents the high and low bid prices for the Company's common stock for each quarter of the fiscal year ended September 30, 2000.

            Fiscal 2000              High            Low
            -----------              ----            ---

            First Quarter           $ .375          .065
            Second Quarter           3.875          .203
            Third Quarter            1.781          .937
            Fourth Quarter           1.01           .66

         There were approximately 723 holders of record of the Company's common stock as of September 30, 2000.

         The Company has never declared or paid any cash dividend on its shares of common stock.

         During the fiscal year ended September 30, 2000, the Company sold 10,303,500 shares of Common Stock to approximately 161 purchasers, with gross proceeds of $1,030,350. The Company believes all such sales were exempt from registration under the Securities Act of 1933 by reason of Section 4(2) thereof and Regulation D thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         General.

         As of September 30, 2000, the Company had an accumulated deficit of $8,168,751. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control.

         The Company has formulated its business plans and strategies based on certain assumptions of the Company's management regarding the size of the market for the products the Company will be able to offer, the Company's anticipated share of the market, and the estimated prices for and acceptance of the Company's products. Although these plans and assumptions are based on the best estimates of management, there can be no assurance that these assessments will prove to be correct. No independent marketing studies have been conducted on behalf of or otherwise obtained by the Company, nor are any such studies planned. Any future success that the Company might enjoy will depend upon many factors, including factors which may be beyond the control of the Company or which cannot be predicted at this time. These factors may include product obsolescence, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including cost of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors, and changes in governmental regulation imposed under federal, state or local laws.

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

         Results of Operations (Year Ended September 30, 2000 Compared to Year Ended September 30, 1999). During the 2000 fiscal year the focus of the Company's efforts have been on development of the Company's hardware products, and preparation for commencement of manufacturing and distribution. The immediate focus is on the DAF (Dissolved Air Flotation), Automatic Back-Flush Filtration System, O-Zone Mixing Chamber and other related products, some of which have their own separate markets.

         The Company is continuing its engineering focus on hardware and water filtration equipment. The Company has completed several phases of testing, and is currently previewing its products with experienced treatment plant managers and certified operators to gauge their level of acceptance. The Company has also been working with Hoffinger Industries, its joint venture partner, to prepare for manufacturing of the products. Also, the Company has arranged for lease and maintenance financing for its product lines.

         For the year ended September 30, 2000, the Company reported a loss of $2,414,188, or $.07 per share. This compares with a loss of $1,158,755 (as restated) or $.04 per share for the year ending September 30, 1999. The increase in the loss is principally due to expense accruals in connection with stock compensation paid to officers and employees, as well as increased research and development expenses.

         Liquidity and Capital Resources. On September 30, 2000, the Company had cash and cash equivalents of approximately $379,999. The principal source of liquidity has been sales of securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities, plus expected cash flow from operations towards the end of the fiscal year, will be sufficient to finance the Company's operations at currently anticipated levels for a period of at least twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the fiscal year.

ITEM 7. FINANCIAL STATEMENTS



                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000



                                 C O N T E N T S

                                                                         Page
                                                                         ----

Report of Independent Certified Public Accountants......................   9

Independent Auditor's Report............................................  10

Balance Sheet...........................................................  11

Statements of Operations................................................  12

Statements of Stockholders' Equity (Deficit)............................  13

Statements of Cash Flows................................................  15

Notes to the Financial Statements.......................................  16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Sionix Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Sionix Corporation (a development stage company) (the "Company") as of September 30, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sionix Corporation (a development stage company) as of September 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has incurred significant losses since its inception and lacks the capital necessary to pursue its operating plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in
Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 8, the Company restated the financial statements referred to above.



                                    /s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
December 8, 2000

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Sionix Corporation
(A Development Stage Company)
Irvine, California

We have audited the accompanying statements of operations, stockholders' equity (deficit) and cash flows for the year ended September 30, 1999 and from inception on October 3, 1994 through September 30, 1999 of Sionix Corporation (a development stage company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended September 30, 1999 and from inception on October 3, 1994 through September 30, 1999 of Sionix Corporation (a development stage company) in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company is a development stage company with no significant operating results to date and has suffered recurring losses which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 8 to the financial statements, an error was discovered by management of the Company during the current year in recording common stock issued for compensation. This resulted in the understatement of the Company's net loss for the year ended September 30, 1999 by $392,925. Accordingly, an adjustment has been made to the financial statements for the year ended September 30, 1999 to correct the error.


Jones, Jensen & Company
Salt Lake City, Utah
December 22, 1999 except as to Note 8, which is as of December 28, 2000

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                                 September 30,
                                                                     2000
                                                                 -------------
                                    ASSETS

Current assets:
  Cash                                                            $   279,999
  Marketable securities                                               100,000
                                                                  -----------
    Total current assets                                              379,999

  Equipment                                                            34,564
  Deposits                                                              6,831
  Patents                                                              94,741
                                                                  -----------
                                                                  $   516,135
                                                                  ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Note payable                                                    $    50,000
  Accounts payable and accrued expenses                               149,019
  Notes payable to affiliates                                         327,351
                                                                  -----------
    Total current liabilities                                         526,370
                                                                  -----------

Commitments                                                                --

Stockholders' deficit:
  Common stock $0.001 par value; 100,000,000 shares authorized,
    54,166,322 shares issued and outstanding                           54,166
  Additional paid-in capital                                        8,104,350
  Deficit accumulated during the development stage                 (8,168,751)
                                                                  -----------
    Total stockholders' deficit                                       (10,235)
                                                                  -----------
                                                                  $   516,135
                                                                  ===========


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS



                                                                          Cumulative
                                                Year Ended              from inception
                                               September 30,           (October 3, 1994)
                                       ----------------------------     to September 30,
                                           2000            1999              2000
                                       ------------    ------------    -----------------
                                                         RESTATED         RESTATED

Costs and expenses:
  Administrative and marketing         $  2,169,362    $  1,072,719      $ 5,387,389
  Research and development                  182,308           7,085        2,134,224
  Depreciation and amortization              51,847          49,095          485,037
                                       ------------    ------------      -----------
Operating loss                           (2,403,517)     (1,128,899)      (8,006,650)
                                       ------------    ------------      -----------

Other income (expense):
  Interest income                            24,440           8,283           32,723
  Interest expense                          (35,111)        (38,139)        (194,824)
                                       ------------    ------------      -----------
                                            (10,671)        (29,856)        (162,101)
                                       ------------    ------------      -----------

Net loss                               $ (2,414,188)   $ (1,158,755)     $(8,168,751)
                                       ============    ============      ===========

Basic and diluted net loss per share   $      (0.07)   $     (0.04)
                                       ------------    ------------

Basic and diluted weighted average
 number of shares outstanding            35,366,748      26,863,383
                                       ============    ============


   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                         (A Development Stage Company)
             Statement of Shareholders' Equity (Deficit) - RESTATED
          From Inception (October 3, 1994) through September 30, 2000

                                                                                 COMMON STOCK
                                                                  ----------------------------------------------
                                                                                                AMOUNT                 ADDITIONAL
                                                                   NUMBER OF        ----------------------------         PAID-IN
                                                                    SHARES           PER SHARE          TOTAL            CAPITAL
                                                                  -----------       -----------      -----------       -----------

BALANCE, OCTOBER 3, 1994                                                   --                --      $        --       $        --

Issuance of common stock for cash                                      10,000              0.01               10                90

Net loss, October 3, 1994 to December 31, 1994                             --                --               --                --
                                                                  -----------       -----------      -----------       -----------
BALANCE, DECEMBER 31, 1994                                             10,000                --               10                90
                                                                  -----------       -----------      -----------       -----------

Issuance of common stock for assignment rights                      1,990,000                --            1,990            (1,990)

Issuance of common stock for services                                 572,473              0.25              572           135,046

Issuance of common stock for debt                                   1,038,640       0.25 - 4.00            1,038         1,164,915

Issuance of common stock for cash                                     232,557       4.00 - 6.00              233         1,119,027

Issuance of common stock for subscription note receivable             414,200              4.00              414         1,652,658

Issuance of common for future production costs                        112,500              6.00              113           674,887

Net loss                                                                   --                --               --                --
                                                                  -----------       -----------      -----------       -----------
BALANCE, DECEMBER 31, 1995                                          4,370,370                --            4,370         4,744,633
                                                                  -----------       -----------      -----------       -----------

Issuance of common stock in reorganization                         18,632,612                --           18,633           (58,033)

Issuance of common stock for cash                                     572,407              1.00              573           571,834

Issuance of common stock for services                                  24,307              1.00               24            24,283

Net loss, nine months ended September 30, 1996                             --                --               --                --
                                                                  -----------       -----------      -----------       -----------
BALANCE, SEPTEMBER 30, 1996                                        23,599,696                --           23,600         5,282,717
                                                                  -----------       -----------      -----------       -----------

Issuance of common stock for cash                                     722,733        .25 - 1.00              723           365,857

Issuance of common stock for services                                 274,299              0.20              274            54,586

Cancellation of shares issued for future production agreement        (542,138)               --             (542)         (674,458)

Net loss                                                                   --                --               --                --
                                                                  -----------       -----------      -----------       -----------
BALANCE,  SEPTEMBER 30, 1997                                       24,054,590                --           24,055         5,028,702
                                                                  -----------       -----------      -----------       -----------

Issuance of common stock for cash                                   2,810,000              0.10            2,810           278,190

                                                                                      DEFICIT
                                                                                    ACCUMULATED
                                                                                    DURING THE          TOTAL
                                                                 SUBSCRIPTION       DEVELOPMENT      SHAREHOLDERS'
                                                                  RECEIVABLE           STAGE           (DEFICIT)
                                                                 ------------       -----------      -------------

BALANCE, OCTOBER 3, 1994                                          $        --       $        --       $        --

Issuance of common stock for cash                                          --                --               100

Net loss, October 3, 1994 to December 31, 1994                             --            (1,521)           (1,521)
                                                                  -----------       -----------       -----------
BALANCE, DECEMBER 31, 1994                                                 --            (1,521)           (1,421)
                                                                  -----------       -----------       -----------

Issuance of common stock for assignment rights                             --                --                --

Issuance of common stock for services                                      --                --           135,618

Issuance of common stock for debt                                          --                --         1,165,953

Issuance of common stock for cash                                          --                --         1,119,260

Issuance of common stock for subscription note receivable          (1,656,800)               --            (3,728)

Issuance of common for future production costs                       (675,000)               --                --

Net loss                                                                   --          (914,279)         (914,279)
                                                                  -----------       -----------       -----------
BALANCE, DECEMBER 31, 1995                                         (2,331,800)         (915,800)        1,501,403
                                                                  -----------       -----------       -----------

Issuance of common stock in reorganization                                 --                --           (39,400)

Issuance of common stock for cash                                          --                --           572,407

Issuance of common stock for services                                      --                --            24,307

Net loss, nine months ended September 30, 1996                             --          (922,717)         (922,717)
                                                                  -----------       -----------       -----------
BALANCE, SEPTEMBER 30, 1996                                        (2,331,800)       (1,838,517)        1,136,000
                                                                  -----------       -----------       -----------

Issuance of common stock for cash                                          --                --           366,580

Issuance of common stock for services                                      --                --            54,860

Cancellation of shares issued for future production agreement         675,000                --                --

Net loss                                                                   --          (858,915)         (858,915)
                                                                  -----------       -----------       -----------
BALANCE,  SEPTEMBER 30, 1997                                       (1,656,800)       (2,697,432)          698,525
                                                                  -----------       -----------       -----------

Issuance of common stock for cash                                          --                --           281,000


   The accompanying notes are an integral part of these financial statements

                               SIONIX CORPORATION
                         (A Development Stage Company)
             Statement of Shareholders' Equity (Deficit) - RESTATED
          From Inception (October 3, 1994) through September 30, 2000


                                                                                 COMMON STOCK
                                                                  ----------------------------------------------
                                                                                                AMOUNT                 ADDITIONAL
                                                                   NUMBER OF        ----------------------------         PAID-IN
                                                                    SHARES           PER SHARE          TOTAL            CAPITAL
                                                                  -----------       -----------      -----------       -----------

Issuance of common stock for services                                 895,455              0.10              895            88,651

Issuance of common stock for compensation                           2,200,000              0.10            2,200           217,800

Cancellation of stock                                              (2,538,170)               --           (2,538)       (1,534,262)

Net loss                                                                   --                --               --                --
                                                                  -----------       -----------      -----------       -----------
BALANCE, SEPTEMBER 30, 1998                                        27,421,875                --           27,422         4,079,081
                                                                  -----------       -----------      -----------       -----------

Common stock issued for compensation - RESTATED                     3,847,742              0.10            3,847           389,078

Issuance of common stock for services                                 705,746        .22 - 1.25              706           215,329

Issuance of common stock for cash                                   9,383,000              0.10            9,383           928,917

Net loss - RESTATED                                                        --                --               --                --
                                                                  -----------       -----------      -----------       -----------
BALANCE, SEPTEMBER 30, 1999                                        41,358,363                --           41,358         5,612,405
                                                                  -----------       -----------      -----------       -----------

Issuance of common stock for cash                                  10,303,500              0.10           10,304         1,020,046

Issuance of common stock for compensation                           1,517,615        .15 - 1.17            1,518         1,218,598

Issuance of common stock for legal services                           816,844        .10 - 1.71              816           142,111

Issuance of common stock for consulting services                      170,000         .10 - .83              170           111,190

Net loss                                                                   --                --               --                --
                                                                  -----------       -----------      -----------       -----------
BALANCE, SEPTEMBER 30, 2000                                        54,166,322                --      $    54,166       $ 8,104,350
                                                                  ===========       ===========      ===========       ===========

                                                                                        DEFICIT
                                                                                      ACCUMULATED
                                                                                      DURING THE          TOTAL
                                                                   SUBSCRIPTION       DEVELOPMENT      SHAREHOLDERS'
                                                                    RECEIVABLE           STAGE           (DEFICIT)
                                                                   ------------       -----------      -------------

Issuance of common stock for services                                        --                --            89,546

Issuance of common stock for compensation                                                      --           220,000

Cancellation of stock                                                 1,656,800                --           120,000

Net loss                                                                     --        (1,898,376)       (1,898,376)
                                                                    -----------       -----------       -----------
BALANCE, SEPTEMBER 30, 1998                                                  --        (4,595,808)         (489,305)
                                                                    -----------       -----------       -----------

Common stock issued for compensation - RESTATED                              --                --           392,925

Issuance of common stock for services                                        --                --           216,035

Issuance of common stock for cash                                            --                --           938,300

Net loss - RESTATED                                                          --        (1,158,755)       (1,158,755)
                                                                    -----------       -----------       -----------
BALANCE, SEPTEMBER 30, 1999                                                  --        (5,754,563)         (100,800)
                                                                    -----------       -----------       -----------

Issuance of common stock for cash                                            --                --         1,030,350

Issuance of common stock for compensation                                    --                --         1,220,116

Issuance of common stock for legal services                                  --                --           142,927

Issuance of common stock for consulting services                             --                --           111,360

Net loss                                                                     --        (2,414,188)       (2,414,188)
                                                                    -----------       -----------       -----------
BALANCE, SEPTEMBER 30, 2000                                                  --       $(8,168,751)      $   (10,235)
                                                                    ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                                                     Cumulative
                                                                     September 30,                 from inception
                                                           --------------------------------       (October 3, 1994)
                                                              2000                  1999        to September 30, 2000
                                                           -----------          -----------     ---------------------
                                                                                 RESTATED              RESTATED

Cash flows from operating activities:
   Net loss                                                $(2,414,188)         $(1,158,755)         $(8,168,751)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation                                              42,846               40,094              140,801
      Amortization                                               9,001                9,001               40,292
      Common stock issued for compensation                   1,220,116              392,925            1,833,041
      Common stock issued for legal services                   142,927              216,035              663,293
      Common stock issued for consulting services              111,360                   --              111,360
      Write-down of obsolete assets                             38,862                   --               38,862
      Write-down of intangible assets                               --                   --            1,185,475
      Other                                                                                               76,872
      Gain on settlement of debt                                    --              (19,522)             (19,522)
   Change in assets and liabilities:
      Other assets                                               1,164               (1,164)                  --
      Marketable securities                                   (100,000)                  --             (100,000)
      Deposits                                                  30,400              (30,400)              (6,831)
      Accounts payable and accrued expenses                    (13,665)            (151,103)             149,019
                                                           -----------          -----------          -----------

         Net cash used by operating activities                (931,177)            (702,889)          (4,056,089)
                                                           -----------          -----------          -----------

Cash flows from investing activities:
  Purchase of patents                                               --                   --             (135,033)
  Purchase of equipment                                         (3,635)             (49,875)            (214,227)
                                                           -----------          -----------          -----------

         Net cash used by investing activities                  (3,635)             (49,875)            (349,260)
                                                           -----------          -----------          -----------

Cash flows from financing activities:
  Payments of notes                                                 --              (12,305)             (18,422)
  Issuance of common stock for cash                          1,030,350              938,300            4,307,997
  Proceeds from issuance of notes                                                                        395,773
                                                           -----------          -----------          -----------

         Net cash provided by financing activities           1,030,350              925,995            4,685,348
                                                           -----------          -----------          -----------

Net increase in cash                                            95,538              173,231              279,999

Cash, beginning of period                                      184,461               11,230                   --
                                                           -----------          -----------          -----------

Cash, end of period                                        $   279,999          $   184,461          $   279,999
                                                           ===========          ===========          ===========

Supplemental disclosures of non-cash investing
 and financing activities:
     Acquisition of intangibles for debt                   $        --          $        --          $ 1,185,475
     Conversion of debt to equity                          $        --          $        --          $ 1,165,953



   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of operations

         Sionix Corporation (the "Company") was incorporated in Utah in 1985. The Company was formed to design, develop, and market an automatic water filtration system primarily for small water districts.

         The Company is in the development stage and its efforts have been principally devoted to research and development, organizational activities, and raising capital.

         Summary of significant accounting policies

         Cash equivalents

         Cash and cash equivalents represent cash and short-term highly liquid investments with original maturities of three months or less.

         Marketable securities

         Marketable securities are classified as available for sale. and mature in one year from the purchase date. Marketable securities are recorded at cost which approximates market.. At September 30, 2000 marketable securities were pledged as collateral under a compensating balance arrangement associated with a line of credit.

         Property and equipment

         Property and equipment are stated at cost. The cost of additions and improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of property and equipment is provided on a straight-line basis over the estimated five year useful lives of the assets.

         Research and development

         Research and development costs are expensed as incurred.

         Patents

         Patents are stated at cost and are being amortized using the straight-line method over their estimated useful lives of 15 years.

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


         Summary of significant accounting policies (continued)

         Provision for income taxes

         No provision for federal income taxes have been recorded due to net operating losses. The Company accounts for income taxes pursuant to FASB Statement No. 109. The Internal Revenue Code contains provisions which may limit the loss carryforwards available should certain events occur, including significant changes in stockholder ownership interests.

         Advertising

         The cost of advertising is expensed as incurred. Total advertising costs were $1,345 and $1,135 for the years ended September 30, 2000 and 1999, respectively.

         Basic and diluted net loss per share

         Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

         Fair value of financial instruments

         The carrying amounts of cash, notes payable and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities. The fair value of marketable securities is based on quoted market prices,

         Estimates

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

         Reclassifications

         Certain prior year amounts have been reclassified to conform the fiscal year 2000 presentation.

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


2.       BASIC AND DILUTED LOSS PER SHARE

         The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations. The Company has no potentially dilutive securities, options, warrants or other rights outstanding.


                                                 Year ended September 30,
                                             -------------------------------
                                                 2000               1999
                                             ------------       ------------
                                                                  RESTATED

     Numerator:
     Net loss                                $ (2,414,188)      $ (1,158,755)
                                             ------------       ------------

     Denominator:
     Basic and diluted weighted average
       number of common shares
       outstanding during the period           35,366,748         26,863,383
                                             ------------       ------------

     Basic and diluted loss per share        $      (0.07)      $      (0.04)
                                             ============       ============

3.       PROPERTY AND EQUIPMENT

                                                     September 30,
                                                         2000
                                                     -------------

    Equipment                                          $ 155,125
    Furnitures and fixtures                               20,240
                                                       ---------
                                                         175,365

                    Less accumulated depreciation       (140,801)
                                                       ---------

                                                       $  34,564
                                                       =========

         Depreciation expense for the years ended September 30, 2000 and 1999 was $42,846 and $40,093, respectively.

4.       PATENTS

          Patents issued and pending          $135,033
          Less accumulated amortization        (40,292)
                                              --------
                                              $ 94,741
                                              ========

         Amortization expense for the years ended September 30, 2000 and 1999 was $9,001 and $9,002, respectively.

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


5.       NOTE PAYABLE

         Pursuant to a 1992 acquisition agreement, the Company assumed an unsecured promissory note totaling $50,000. The note bears interest at 8% and is due on demand.

6.       NOTES PAYABLE TO AFFILIATES

         The Company has received advances in the form of unsecured promissory notes from shareholders and other related parties in order to pay ongoing operating expenses. These notes are at interest rates up to 13.5% and are due on demand. As of September 30, 2000, amounts due to related parties totaled $327,351.

7.       LINE OF CREDIT

         On March 1, 2000, the Company obtained a $100,000 line of credit with a bank which matures on March 1, 2001. The line of credit bears interest at 11.5% and is secured by a $100,000 certificate of deposit. At September 30, 2000 no amounts were outstanding under this line.

8.       PRIOR PERIOD ADJUSTMENT

         The Company's 1999 financial statements have been restated to correct an error in the recording of the value of common stock issued for compensation. Generally Accepted Accounting Principles requires that services received in exchange for common stock must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The previously reported 1999 financial statements did not reflect the fair value of the compensation earned The effect of the $392,925 restatement is as follows:

                                                           As Previously        As
               Year ended September 30, 1999                 Reported        Restated
               -----------------------------               -------------    -----------

         Statement of Shareholders' Equity
           Accumulated deficit:                             $ 5,361,638     $ 5,754,563
           Additional paid-in capital and common stock      $ 5,225,527     $ 5,612,405
           Common stock                                     $    35,311     $    41,358
         Statement of operations:
           Administrative and marketing expenses            $   679,794     $ 1,072,719
           Net loss                                         $  (765,830)    $(1,158,755)

         Basic and diluted net loss per share:              $     (0.02)    $     (0.04)

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


9.       LEASES

         On August 6, 1998, the Company entered into a three-year noncancelable operating lease relating to its office facility. The lease expires on August 30, 2001. Rent expense totaled $41,098 and $42,386 during fiscal 2000 and 1999 respectively.

10.      INCOME TAXES

         The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate.

         At September 30, 2000, the Company has a net operating loss carryforward for federal tax purposes of $4,200,000 which, if unused to offset future taxable income, will expire beginning in 2008.

         The Company has deferred tax assets of $ 1,680,000 at September 30, 2000 relating to its net operating losses and the Company provided a 100% valuation allowance for these deferred tax assets. The Company recorded no benefit for income taxes during the periods presented. During the periods ended September 30, 2000 and 1999, the Company's total valuation allowance increased approximately $218,000 and $1,293,000, respectively.

11.      STOCKHOLDERS' EQUITY

         The company issued 22,496,500 shares of common stock for cash in connection with a private placement. The shares were issued during fiscal years 1998 through 2000 at a per share price of $.10 per share.

         The Company issues shares of its common stock in exchange for compensation under the terms of certain employment contracts. The employment contracts expire between November 30, 2000 and September 30, 2003 and call for quarterly issuances of common stock to four employees. Subsequent to year end, the employment contracts have been amended to remove all stock-based compensation. In addition, the Company issued shares of its common stock in exchange for legal and consulting services. Common stock issued in exchange for compensation, legal and consulting services are recorded at fair value, generally the average low bid price, over the period the services are rendered.

         On August 14, 2000 the Company entered into an agreement with a firm (the "Firm") to obtain investment capital. Under the terms of the agreement, the company employed the services of the Firm to obtain investment capital of no less than $1,000,000 for the acquisition, restructuring, marketing and procurement of new management relating to a water bottling and distribution venture. During fiscal 2000, the Firm received cash of $2,500 and 100,000 shares of the Company's restricted common stock upon execution of the agreement. The shares of common stock issued were recorded at fair value (low bid price). At September 30, 2000 no investment capital has been raised under the terms of the agreement.

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


12.      GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2000, the Company had incurred cumulative losses of $8,168,751. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its research and development activities, production of its equipment and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         See Item 11 for information on beneficial ownership of the Company's securities.

         The directors and executive officers of the Company are as follows:

     Name         Age   Position
     ----         ---   --------

James J. Houtz    61    President, Chief Operating Officer and a Director

Robert E. McCray  64    Chief Financial Officer and a Director

Joan C. Horowitz  58    Secretary/Treasurer and a Director

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


         Mr. Houtz has been President and Chief Operating Officer of the Company since March 1998. For more than five years prior to that time he was a self-employed consultant in the areas of engineering and new product development. Mr. Houtz is married to Joan C. Horowitz, Secretary/Treasure of the Company.

         Mr. McCray has been Chief Financial Officer of the Company since July 1998. Prior to that time he was employed by San Clemente Hospital and Medical Center, as Supervisor-Accounts Payable and Supervisor-Data Processing.

         Ms. Horowitz has been Secretary/Treasurer and Office Manager of the Company since April 1998. Prior to that time she was employed by Coldwell Banker in office management. Ms. Horowitz is married to James J. Houtz, President of the Company.

         The term of office of each director is one year or until his successor is elected at the Company's annual meeting. Each officer is appointed by the Board of Directors and serves at the pleasure of the Board.

         In 1988 the Company entered into a five-year employment agreement with James J. Houtz, which was amended and restated in October 2000.The amended agreement calls for salary to Mr. Houtz of $85,000 per year, which amount is increased by 10% each year.

         In 1998 the Company entered into an employment agreement with Robert E. McCray, which was amended and restated in October 2000, and which expires in September 2001. The amended agreement calls for salary to Mr. McCray of $50,000 per year, which amount is increased by 8% each year.

         In 1998 the Company entered into an employment agreement with Joan C. Horowitz, which was amended and restated in October 2000, and which expires in September 2001. The amended agreement calls for salary to Ms. Horowitz of $32,000 per year, which amount is increased by 8% each year.

         The Employment Agreements of Messrs. Houtz and McCray and Ms. Horowitz had provided for quarterly grants of restricted stock. The Employment Agreements were amended in October 2000 to delete any such grants, as the Company was required to record the fair market value of the shares so issued as a current expense. The Company contemplates that it will adopt a conventional Stock Option Plan to replace the grants of restricted stock.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth certain compensation awarded or paid by the Company to its three highest paid persons who are officers or directors during the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

                                                                                     LONG-TERM COMPENSATION
                                                                          --------------------------------------------
                                             ANNUAL COMPENSATION                   AWARDS                PAYOUTS
                                       --------------------------------   -----------------------   ------------------
                                                                OTHER                  SECURITIES               ALL
                                                                ANNUAL    RESTRICTED   UNDERLYING              OTHER
     NAME AND               FISCAL                              COMPEN-     STOCK       OPTIONS/     LTIP      COMPEN-
PRINCIPAL POSITION           YEAR       SALARY      BONUS       SATION      AWARDS        SARs      PAYOUTS    SATION
------------------          ------     --------     -----       -------   ----------   ----------   -------    -------

James J. Houtz, President    1998      $ 49,583      -0-          -0-           -0-        -0-        -0-        -0-
                             1999      $107,667      -0-          -0-       344,272        -0-        -0-        -0-
                             2000      $115,679      -0-          -0-       989,352        -0-        -0-        -0-

Robert McCray,               1998      $ 12,500      -0-          -0-           -0-        -0-        -0-        -0-
Chief Financial Officer      1999      $ 44,713      -0-          -0-        16,191        -0-        -0-        -0-
                             2000      $ 55,080      -0-          -0-        88,895        -0-        -0-        -0-

Joan Horowitz, Secretary     1998      $ 18,667      -0-          -0-           -0-        -0-        -0-        -0-
                             1999      $ 25,000      -0-          -0-        18,406        -0-        -0-        -0-
                             2000      $ 21,565      -0-          -0-        54,739        -0-        -0-        -0-

         None of the executive officers or directors of the Company hold any options or stock appreciation rights.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth ownership information as of September 30, 2000 with respect to all officers and directors and promoters, and each shareholder who beneficially owns more than 5% of the outstanding shares:


   Name and Address                    No. of Shares   Percentage
   ----------------                    -------------   ----------

S. Donna Friedman Trust                  5,968,000        11.0%
   4120 Porte De Merano #80
   San Diego, CA. 92122

James J. Houtz                           6,996,817        12.9%
      9272 Jeronimo Road, Suite 108
      Irvine, CA 92618

Robert E. McCray                           306,873          .6%
      9272 Jeronimo Road, Suite 108
      Irvine, CA 92618

Joan C. Horowitz                           261,061          .5%
      9272 Jeronimo Road, Suite 108
      Irvine, CA 92618

All Directors and Officers
  as a Group (3 Persons)                 7,564,751        14.0%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Inapplicable

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed herewith or incorporated by reference:

Exhibit 10.1 Amended and Restated Employment Agreement with James J. Houtz, dated October 1, 2000.

Exhibit 10.2 Amended and Restated Employment Agreement with Robert E. McCray, dated October 1, 2000.

Exhibit 10.3 Amended and Restated Employment Agreement with Joan C. Horowitz, dated October 1, 2000.

Exhibit 10.4* Industrial Lease between the Company and The Irvine Company, dated August 6, 1998.

Exhibit 10.5 Joint Venture Agreement between the Company and the Environmental Products Division of Hoffinger Industries, dated October 17, 2000.

Exhibit 27      Financial Data Schedule

-------------
* Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 1999, filed on January 14, 2000.

(b) Reports on Form 8-K

        None.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Sionix Corporation



Date: January 16, 2000                  By  /s/ James J. Houtz
                                            -----------------------------
                                                James J. Houtz, President

                                  EXHIBIT INDEX


Exhibit 10.1 Amended and Restated Employment Agreement with James J. Houtz, dated October 1, 2000.

Exhibit 10.2 Amended and Restated Employment Agreement with Robert E. McCray, dated October 1, 2000.

Exhibit 10.3 Amended and Restated Employment Agreement with Joan C. Horowitz, dated October 1, 2000.

Exhibit 10.4* Industrial Lease between the Company and The Irvine Company, dated August 6, 1998.

Exhibit 10.5 Joint Venture Agreement between the Company and the Environmental Products Division of Hoffinger Industries, dated October 17, 2000.

Exhibit 27      Financial Data Schedule


-------------
* Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 1999, filed on January 14, 2000.