Form 10QSB
period 2000-12-31
SIONIX CORP /UT/
filed 2001-02-14
CIK 764667

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

         [ ]        TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission File Number 2-95626-D

                               SIONIX CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   Utah                                    87-0428526
        State or other jurisdiction                      (IRS Employer
     of incorporation or organization)                 Identification No.)


                 7282 Jeronimo Road, Suite 108, Irvine, CA 92618
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  949 454-9283
                               -------------------
                           (Issuer's telephone number)


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

                              Yes [X]             No [ ]

As of December 31, 2000, the Company had 54,166,322 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                              Yes [ ]             No [X]

                                      INDEX


PART I    FINANCIAL INFORMATION

Item 1. Financial Statements                                               Page

        Condensed Balance Sheet at December 31, 2000 (unaudited)            3

        Condensed Statements of Operations for the Three Months
          Ended December 31, 2000 and December 31, 1999 (unaudited)         4

        Condensed Statements of Cash Flows for the Three
          Months Ended December 31, 2000 and December
          31, 1999 (unaudited)                                              5

        Notes to Condensed Financial Statements (unaudited)                 6

Item 2. Management's Discussion and Analysis or Plan of Operation           7

PART II   OTHER INFORMATION

Item 1. Legal Proceedings                                                   8

Item 2. Changes in Securities and Use of Proceeds                           9

Item 3. Defaults Upon Senior Securities                                     9

Item 4. Submission of Matters to a Vote of Security Holders                 9

Item 5. Other Information                                                   9

Item 6. Exhibits and Reports on Form 8-K                                   10

Signatures                                                                 10

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                  DECEMBER 31,
                                                                      2000
                                                                  -----------

                       ASSETS
CURRENT ASSETS:
  Cash                                                            $    21,180
  Restricted cash                                                     105,189
                                                                  -----------
    Total current assets                                              126,369

  Equipment, net                                                       37,934
  Patents, net                                                         92,490
  Deposits                                                              6,831
                                                                  -----------
                                                                  $   263,624
                                                                  ===========

       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Note payable                                                    $   302,351
  Accounts payable and accrued expenses                               186,644
  Notes payable to affiliates                                          50,000
                                                                  -----------
    Total current liabilities                                         538,995
                                                                  -----------

COMMITMENTS                                                                --

STOCKHOLDERS' DEFICIT:
  Common stock $0.001 par value; 100,000,000 shares authorized,
    54,166,322 shares issued and outstanding                           54,166
  Additional paid-in capital                                        8,104,350
  Deficit accumulated during the development stage                 (8,433,887)
                                                                  -----------
    Total stockholders' deficit                                      (275,371)
                                                                  -----------
                                                                  $   263,624
                                                                  -----------

   The accompanying notes are an integral part of these financial statements

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          CUMULATIVE
                                              THREE MONTHS ENDED        FROM INCEPTION
                                                 DECEMBER 31,          (OCTOBER 3, 1994)
                                        -----------------------------    TO DECEMBER 31,
                                            2000             1999            2000
                                        ------------     ------------  -----------------

COSTS AND EXPENSES:
  Administrative and marketing          $    209,874     $    146,264     $ 5,597,263
  Research and development                    41,398           16,664       2,175,622
  Depreciation and amortization                9,924           13,292         494,961
                                        ------------     ------------     -----------
OPERATING LOSS                              (261,196)        (176,220)     (8,267,846)

OTHER INCOME (EXPENSE):
  Interest income                              3,112            1,691          35,835
  Interest expense                            (7,052)          (7,584)       (201,876)
                                        ------------     ------------     -----------
                                              (3,940)          (5,893)       (166,041)
                                        ------------     ------------     -----------
NET LOSS                                $   (265,136)    $   (182,113)    $(8,433,887)
                                        ============     ============     ===========

BASIC AND DILUTED NET LOSS PER SHARE    $      (0.00)    $      (0.01)
                                        ------------     ------------
BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING             54,166,322       34,899,700
                                        ============     ============

   The accompanying notes are an integral part of these financial statements

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED              CUMULATIVE
                                                                     DECEMBER 31,              FROM INCEPTION
                                                             ---------------------------      (OCTOBER 3, 1994)
                                                                2000            1999         TO DECEMBER 31, 2000
                                                             -----------     -----------     --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $  (265,136)    $  (182,113)       $(8,433,887)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation                                                 9,925          13,292            150,726
      Common stock issued for compensation                                        52,910          1,833,041
      Common stock issued for legal services                                                        663,293
      Common stock issued for consulting services                                                   111,360
      Write-down of obsolete assets                                                                  38,862
      Write-down of intangable assets                                                             1,185,475
      Other                                                                                          76,872
      Gain on settlement of debt                                                                    (19,522)
   Change in assets and liabilities:                                                                     --
      Other assets                                                                                       --
      Marketable securities                                       (5,189)                          (105,189)
      Deposits                                                                     1,164             (6,831)
      Accounts payable and accrued expenses                       37,625          (3,632)           186,644
                                                             -----------     -----------        -----------

         Net cash used by operating activities                  (222,775)       (118,379)        (4,278,864)
                                                             -----------     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of patents                                                 --              --           (135,033)
  Purchase of equipment                                          (11,044)        (23,535)          (225,271)
                                                             -----------     -----------        -----------

         Net cash used by investing activities                   (11,044)        (23,535)          (360,304)
                                                             -----------     -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of notes                                              (25,000)                           (43,422)
  Issuance of common stock for cash                                              122,600          4,307,997
  Proceeds from issuance of notes                                                                   395,773
                                                             -----------     -----------        -----------

         Net cash provided by (used in)
           financing activities                                  (25,000)        122,600          4,660,348
                                                             -----------     -----------        -----------

Net (decrease) increase in cash                                 (258,819)        (19,314)            21,180

CASH, BEGINNING OF PERIOD                                        279,999         184,461                 --
                                                             -----------     -----------        -----------

CASH, END OF PERIOD                                          $    21,180     $   165,147        $    21,180
                                                             ===========     ===========        ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
     Acquisition of intangibles for debt                     $        --     $        --        $1,185,475
     Conversion of debt to equity                            $        --     $        --        $1,165,953

Cash paid for:
  Interest                                                   $        --     $     4,000        $    6,134
  Income taxes                                               $        --     $        --        $       --

   The accompanying notes are an integral part of these financial statements

                            SIONIX CORPORATION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Sionix Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2000.

2.    RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform to the fiscal year 2001 presentation.

Item 2.   Management's Discussion and Analysis or Plan of Operation

General.

        As of December 31, 2000, the Company had an accumulated deficit of $8,433,887. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control.

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

        Results of Operations (Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999). During the first quarter of the 2001 fiscal year the focus of the Company's efforts has been on working with Hoffinger Industries, its joint venture partner, to prepare for manufacturing and distribution of its products, as well as final quality control issues. The immediate focus is on the DAF (Dissolved Air Flotation), Automatic Back-Flush Filtration System, O-Zone Mixing Chamber and other related products, some of which have their own separate markets.

        The Company is also previewing its products with experienced treatment plant managers and certified operators to gauge their level of acceptance. Also, the Company has been exploring new business initiatives in water-related industries.

        For the three months ended December 31, 2000, the Company reported a loss of $265,136, or $.00 per share. This compares with a loss of $182,113, or $.01 per share, for the three months ended December 31, 1999. The increase in the loss is principally due to increased research and development costs and marketing expense.

        Liquidity and Capital Resources. On December 31, 2000, the Company had cash and cash equivalents of approximately $126,369. The principal source of liquidity has been sales of securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities, plus expected cash flow from operations towards the end of the fiscal year, will be sufficient to finance the Company's operations at currently anticipated levels for a period of at least twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the fiscal year.


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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        Exhibits

        None

        Reports on Form 8-K

        Not applicable.


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SIONIX CORPORATION


Dated: February 14, 2001                By: /s/ James J. Houtz
                                            ------------------------------------
                                            James J. Houtz , President


                                        By: /s/ Robert McCray
                                            ------------------------------------
                                            Robert McCray, Chief Financial
                                            Officer