Form 10QSB
period 2001-03-31
SIONIX CORP /UT/
filed 2001-05-21
CIK 764667

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2001

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

                             Yes  X             No
                                 ---               ---

As of April 24, 2001, the Company had 58,013,116 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                             Yes                No  X
                                 --                ---

                                      INDEX


PART I   FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheet at March 31, 2001 (unaudited)

                 Statements of Operations for the Three Months
                 And Six Months ended March 31, 2001 and March 31, 2000 (unaudited)

                 Statements of Cash Flows for the Six Months ended March 31, 2001 and Six Months Ended March 31, 2000 (unaudited)

                 Notes to Financial Statements (unaudited)

         Item 2. Management's Discussion and Analysis or Plan of Operation

PART II  OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 2. Changes in Securities and Use of Proceeds

         Item 3. Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

         Signatures

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               SIONIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET

                                                                         MARCH 31,
                                                                           2001
                                                                       -----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $     5,762
  Restricted cash                                                          140,369
                                                                       -----------
    Total current assets                                                   146,131

  Equipment                                                                 31,616
  Patents                                                                   90,239
  Deposits                                                                   6,831
                                                                       -----------

                                                                       $   274,817
                                                                       ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable                                                        $    50,000
  Notes payable - related parties                                          342,720
  Accrued interest                                                          35,313
  Accrued interest - related parties                                        93,655
  Accounts payable                                                         140,658
  Accrued expenses                                                           9,970
                                                                       -----------

    Total current liabilities                                              672,316
                                                                       -----------

COMMITMENTS AND CONTENGENCIES                                                   --

STOCKHOLDERS' DEFICIT
  Common stock $0.001 par value; 100,000,000 shares
    authorized, 57,541,814 shares issued and outstanding                    57,542
  Additional paid-in capital                                             8,622,161
  Deficit accumulated during the development stage                      (8,846,202)
  Unamortized consulting fees                                             (231,000)
                                                                       -----------
    Total stockholders' deficit                                           (397,499)
                                                                       -----------
                                                                       $   274,817
                                                                       ===========

   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                                                                 CUMULATIVE
                                               THREE MONTHS ENDED                   SIX MONTHS ENDED           FROM INCEPTION
                                                    MARCH 31,                           MARCH 31,             (OCTOBER 3, 1994)
                                         ------------------------------      ------------------------------      TO MARCH 31,
                                             2001              2000              2001              2000              2001
                                         ------------      ------------      ------------      ------------   ----------------
                                                             RESTATED                            RESTATED          RESTATED
COSTS AND EXPENSES
  General and administrative             $    243,001      $    608,269      $    490,507      $    771,197      $ 6,090,844
  Research and development                    156,643                --           160,408                --        1,200,154
  Write-off of obsolete intangibles                --                --                --                --        1,040,865
  Depreciation and amortization                 8,569            13,568            18,494            26,859          344,196
                                         ------------      ------------      ------------      ------------      -----------
OPERATING LOSS                               (408,213)         (621,837)         (669,409)         (798,056)      (8,676,059)
                                         ------------      ------------      ------------      ------------      -----------

OTHER INCOME (EXPENSE)
  Interest income                               1,596             5,644             4,710             6,803           37,433
  Interest expense - related parties           (4,698)           (4,690)          (10,752)          (10,743)         (94,653)
  Interest expense                             (1,000)           (1,000)           (2,000)           (2,000)        (112,923)
                                         ------------      ------------      ------------      ------------      -----------
                                               (4,102)              (46)           (8,042)           (5,940)        (170,143)
                                         ------------      ------------      ------------      ------------      -----------
NET LOSS                                 $   (412,315)     $   (621,883)     $   (677,451)     $   (803,996)     $(8,846,202)
                                         ============      ============      ============      ============      ===========

BASIC AND DILUTED NET LOSS PER SHARE     $      (0.01)     $      (0.01)     $      (0.01)     $     (0.02)
                                         ------------      ------------      ------------      -----------
BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING              55,938,006        52,151,303        55,043,752        50,209,776
                                         ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                          CUMULATIVE
                                                             SIX MONTHS ENDED          FROM INCEPTION
                                                         --------------------------   (OCTOBER 3, 1994)
                                                         MARCH 31,       MARCH 31,            TO
                                                           2001            2000         MARCH 31, 2001
                                                         ---------      -----------     --------------
                                                                          RESTATED         RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              $(677,451)     $  (970,860)     $(8,846,202)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization                         18,494           26,859          344,196
      Common stock issued for compensation                      --          423,214        1,833,041
      Common stock issued for services                      45,187          255,288          819,840
      Amortization of consulting fees                       77,000                            77,000
      Write-down of obsolete assets                             --               --           38,862
      Write-down of intangable assets                           --               --        1,040,865
      Other                                                     --               --           57,351
   Change in assets and liabilities
      Deposits                                                  --           (3,436)          (6,831)
      Accounts payable                                     132,786               --          140,658
      Accrued interest - related parties                     9,754               --           93,655
      Accrued interest                                       3,000               --           35,313
      Accrued expenses                                     (14,963)         (40,406)           9,970
                                                         ---------      -----------      -----------

         Net cash used by operating activities            (406,193)        (309,341)      (4,362,282)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of patents                                           --               --         (135,033)
  Purchase of equipment                                    (11,044)         (48,824)        (225,271)
                                                         ---------      -----------      -----------

         Net cash used by investing activities             (11,044)         (48,824)        (360,304)
                                                         ---------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes                               --               --           50,000
  Proceeds from issuance of notes to related parties        40,369               --          386,142
  Payments of notes to related parties                     (25,000)              --          (43,422)
  Issuance of  common stock for cash                       168,000        1,030,350        4,475,997
  Purchase of certificate of deposit                       (40,369)              --         (140,369)
                                                         ---------      -----------      -----------

         Net cash provided by financing activities         143,000        1,030,350        4,728,348
                                                         ---------      -----------      -----------

Net (decrease) increase in cash                           (274,237)         672,185            5,762

CASH, BEGINNING OF PERIOD                                  279,999          184,461               --
                                                         ---------      -----------      -----------

CASH, END OF PERIOD                                      $   5,762      $   856,646      $     5,762
                                                         =========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
     Stock issued for consulting services                $ 308,000      $        --      $   510,000
                                                         =========      ===========      ===========
     Acquisition of intangibles for debt                 $      --      $        --      $ 1,185,475
                                                         =========      ===========      ===========
     Conversion of debt to equity                        $      --      $        --      $ 1,165,953
                                                         =========      ===========      ===========

Cash paid for
  Interest                                               $      --      $        --      $     2,134
                                                         =========      ===========      ===========
  Income taxes                                           $      --      $        --      $        --
                                                         =========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                            SIONIX CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

1.   BASIS OF  PRESENTATION

     The accompanying unaudited financial statements of Sionix Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2001 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2000.

2.   RESTATEMENT

     General and administrative expense has been restated to reflect the proper charge to operations for the fair value of common stock issued to employees for compensation and non-employees for services. For the three and six month periods ended March 31, 2000 general and administrative expense and net loss has been increased by $423,214 and $256,350.

3.   COMMON STOCK

     The Company issued 1,680,000 shares of common stock for cash at a price of $.10 per share to private investors. In addition, 295,492 shares of common stock were issued to independent contractors for various services at prices of $.10 - $.28. Lastly, in connection with the Company's registration statements on Form S-8, 1,400,000 shares of common stock were issued to consultants at $.22 per share for services to be provided through December 2001. Consulting fees provided in exchange for common stock totaled $308,000 of which $77,000 has been amortized at March 31, 2001.

4.   RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the fiscal year 2001 presentation.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

     Results of Operations (Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000).

     For the three months ended March 31, 2001, general and administrative expenses decreased by $365,268, from $608,269 (as restated) to $243,001. The decrease is principally due to non-cash expenses for the prior period relating to stock compensation to officers and employees; no stock compensation was paid to officers or employees during the current period. Other general and administrative expenses increased slightly, due principally to higher litigation costs. Research and development costs for the quarter were $156,643, principally for production drawings and other expenses relating to manufacturing of a prototype unit; there were no such expenses in the March 31, 2000 period. Operating loss for the quarter decreased by $213,624, principally due to the lack of stock compensation in the current quarter.

     Liquidity and Capital Resources.

     On March 31, 2001, the Company had cash and cash equivalents of approximately $146,131, although $140,369 of that amount is restricted, as it secures a bond issued in a litigation matter. The principal source of liquidity of the Company has been sales of securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities and other financing activities, plus expected cash flow from operations towards the end of the fiscal year, will be sufficient to finance the Company's operations. However, the Company has no commitments for financing, and there can be no assurance that such financing will be available; if the Company is unable to obtain additional financing, it may be unable to continue as a going concern. Also, the Company may not be able to generate revenues from operations during the fiscal year.

     As of March 31, 2001, the Company had an accumulated deficit of $8,846,202. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control.

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

     The defendants have filed a cross-complaint against the Company based on a breach of contract cause of action and to collect loans allegedly made by them to the Company. The case is currently in the latter discovery stage, and the parties are engaged in settlement discussions.

     The Company has filed an action for professional negligence, malpractice, breach of fiduciary duty and breach of contract against Gilliam, Duncan & Harms, its previous patent counsel (San Diego County Superior Court, Case No. GIC 754391), and a separate action against Wenthur & Chachas, its previous corporate counsel, and the individual attorneys in those firms (San Diego County Superior Court Case No. GIC 747267). The action against the patent attorneys alleges that the patent attorneys represented the Company and Moorehead contemporaneously and failed to advise the corporation of the inherent conflict of interest in representing both parties. The action further alleges the patent attorneys aided Moorehead and others in misappropriating the Company's intellectual property and trade secrets. The action seeks monetary damages, attorneys fees and interest, and is set for trial in August 2001.

     The action against the former corporate counsel seeks damages arising out of their alleged creation of false documents to defraud the corporation with respect to certain intellectual property rights and securities transactions. The defendants in that action have filed a motion for summary judgment, which is curently pending..

     The Company is the defendant in an action, Barnett v. Sionix Corporation, pending in Orange County Superior Court, (Case No. 00CC05463). The complaint seeks repayment of approximately $150,000 in alleged loans by the plaintiff, who is the mother-in-law of the former Chief Executive Officer of the Company, Michael Taylor. The Company has cross-complained against the plaintiff and Mr. Taylor for breach of fiduciary duty relating to the alleged loans. A settlement conference is scheduled for July 2001, and the matter is set for trial in September 2001.

Item 2. Changes in Securities and Use of Proceeds

     The following is a description of securities issued by the Company during the three months ended March 31, 2001 in transactions not registered under the Securities Act of 1933.

     The Company issued 1,680,000 shares of Common Stock for cash at a price of $.10 per share to private investors. In addition, the Company issued 295,492 shares to independent contractors for various services rendered to the Company. The Company believes all of such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4
(2) thereof and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         3.1 -- Amended and Restated Articles of Incorporation*

         3.2 -- Certificate of Amendment to Articles of Incorporation*

         3.3 -- Amended and Restated Bylaws*

-------------
* Incorporated by reference from Registration Statement on Form S-8 filed on July 26, 1996

     (b) Reports on Form 8-K

         Not applicable.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 18, 2001                              SIONIX CORPORATION


                                                By: /s/ James J. Houtz
                                                    ----------------------------
                                                        James J. Houtz,
                                                        President

                                                By: /s/ Robert McCray
                                                    ----------------------------
                                                        Robert McCray,
                                                        Chief Financial Officer