Form 10KSB/A
period 2000-09-30
SIONIX CORP /UT/
filed 2001-06-13
CIK 764667

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                         FORM 10-KSB/A (AMENDMENT NO. 1)

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

         The purpose of the joint venture is to accelerate production of the Company's products by enlisting an established manufacturer, the Environmental Products Division of Hoffinger Industries, to undertake much of the manufacturing of the product, as well as marketing and distribution functions. The Company will manufacture certain key components. The Environmental Products Division of Hoffinger Industries manufactures industrial and commercial filtration products. The Company is entitled to 51% of the profits and losses of the joint venture, and Hoffinger is entitled to 49%. Following expiration of the two-year term of the joint venture, the Company is entitled to all assets of the joint venture, and Hoffinger is to receive a non-exclusive license to distribute the products of the joint venture, with the right to purchase products at a 10% discount.

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

        Liquidity and Capital Resources. On September 30, 2000, the Company had cash and cash equivalents of approximately $279,999. The principal source of liquidity has been sales of securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities, plus expected cash flow from operations towards the end of the fiscal year, will be sufficient to finance the Company's operations at currently anticipated levels for a period of at least twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the fiscal year.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has incurred significant losses since its inception and lacks the capital necessary to pursue its operating plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in
Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 2 and 8, the Company restated the financial statements referred to above.



                                         /s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
April 5, 2001

                               SIONIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                    SEPTEMBER 30,
                                                                        2000
                                                                    -------------
                                    ASSETS
CURRENT ASSETS:

  Cash                                                               $   279,999
  Restricted cash                                                        100,000
                                                                     -----------
    Total current assets                                                 379,999
  Equipment                                                               34,564
  Patents                                                                 94,741
  Deposits                                                                 6,831
                                                                     -----------
                                                                         516,135
                                                                     ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Notes payable                                                      $    50,000
  Notes payable - related parties                                        327,351
  Accrued interest                                                        32,313
  Accrued interest - related parties                                      83,901
  Accounts payable                                                         7,872
  Accrued expenses                                                        24,933
                                                                     -----------
    Total current liabilities                                            526,370
                                                                     -----------

COMMITMENTS AND CONTINGENCIES                                                 --

STOCKHOLDERS' DEFICIT:

  Common stock $0.001 par value; 100,000,000 shares authorized,
    54,166,322 shares issued and outstanding                              54,166
  Additional paid-in capital                                           8,104,350
  Deficit accumulated during the development stage                    (8,168,751)
                                                                     -----------
    Total stockholders' deficit                                          (10,235)
                                                                     -----------
                                                                     $   516,135
                                                                     ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               SIONIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS -- RESTATED



                                                                                  CUMULATIVE
                                                     YEAR ENDED                  FROM INCEPTION
                                                    SEPTEMBER 30,              (OCTOBER 3, 1994)
                                           -------------------------------      TO SEPTEMBER 30,
                                               2000               1999               2000
                                           ------------       ------------     -----------------
COSTS AND EXPENSES:
  General and administrative               $  2,169,362       $  1,072,719       $  5,600,337
  Research and development                      182,308              7,085          1,039,746
  Write off of obsolete intangibles                  --                 --          1,040,865
  Depreciation and amortization                  51,847             49,095            325,702
                                           ------------       ------------       ------------
OPERATING LOSS                               (2,403,517)        (1,128,899)        (8,006,650)
                                           ------------       ------------       ------------
OTHER INCOME (EXPENSE):
  Interest income                                24,440              8,283             32,723
  Interest expense -  related parties           (31,111)           (34,139)           (83,901)
  Interest expense                               (4,000)            (4,000)          (110,923)
                                           ------------       ------------       ------------
                                                (10,671)           (29,856)          (162,101)
                                           ------------       ------------       ------------
NET LOSS                                   $ (2,414,188)      $ (1,158,755)      $ (8,168,751)
                                           ============       ============       ============
BASIC AND DILUTED NET LOSS PER SHARE       $      (0.05)      $      (0.03)
                                           ------------       ------------
BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING                49,861,728         36,260,775
                                           ============       ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               SIONIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                              CUMULATIVE
                                                                  SEPTEMBER 30,             FROM INCEPTION
                                                          -----------------------------    (OCTOBER 3, 1994)
                                                             2000              1999      TO SEPTEMBER 30, 2000
                                                          -----------       -----------  ---------------------
                                                                             RESTATED           RESTATED
                                                                            -----------  ---------------------
Cash flows from operating activities:
   Net loss                                               $(2,414,188)      $(1,158,755)      $(8,168,751)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization                            51,847            49,095           325,702
      Common stock issued for compensation                  1,220,116           392,925         1,833,041
      Common stock issued for services                        254,287           216,035           774,653
      Write-down of obsolete assets                            38,862                --            38,862
      Write-down of intangible assets                              --                --         1,040,865
      Other                                                                     (19,522)           57,351
   Change in assets and liabilities:
      Other assets                                              1,164            (1,164)               --
      Deposits                                                 30,400           (30,400)           (6,831)
      Accounts payable                                        (11,023)         (115,334)            7,872
      Accrued interest - related parties                       31,110             7,261            83,901
      Accrued interest                                          4,000             4,000            32,313
      Accrued expenses                                        (28,752)          (47,030)           24,933
                                                          -----------       -----------       -----------
         Net cash used by operating activities               (822,177)         (702,889)       (3,956,089)
                                                          -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of patents                                              --                --          (135,033)
  Purchase of equipment                                        (3,635)          (49,875)         (214,227)
                                                          -----------       -----------       -----------
         Net cash used by investing activities                 (3,635)          (49,875)         (349,260)
                                                          -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes                                  --                --            50,000
  Proceeds from issuance of notes to related parties               --                --           345,773
  Payments of notes to related parties                         (9,000)          (12,305)          (18,422)
  Purchase of certificate of deposit                         (100,000)               --          (100,000)
  Issuance of common stock for cash                         1,030,350           938,300         4,307,997
                                                          -----------       -----------       -----------
         Net cash provided by financing activities            921,350           925,995         4,585,348
                                                          -----------       -----------       -----------
Net increase in cash                                           95,538           173,231           279,999

CASH, BEGINNING OF PERIOD                                     184,461            11,230                --
                                                          -----------       -----------       -----------
CASH, END OF PERIOD                                       $   279,999       $   184,461       $   279,999
                                                          ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
     Acquisition of intangibles for debt                  $        --       $        --       $ 1,185,475
     Conversion of debt to equity                         $        --       $        --       $ 1,165,953

Cash paid for:
  Interest                                                $        --                --       $     2,134
  Income taxes                                            $        --                --       $        --

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               SIONIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) -- RESTATED
           FROM INCEPTION (OCTOBER 3, 1994) THROUGH SEPTEMBER 30, 2000

                                                      COMMON STOCK                                           DEFICIT
                                              ------------------------------                               ACCUMULATED     TOTAL
                                                               AMOUNT           ADDITIONAL                 DURING THE  STOCKHOLDERS'
                                               NUMBER OF  ------------------     PAID-IN    SUBSCRIPTION   DEVELOPMENT    EQUITY
                                                SHARES    PER SHARE   TOTAL      CAPITAL     RECEIVABLE       STAGE      (DEFICIT)
                                              ----------  ---------  -------    ----------  ------------   ----------- -------------
BALANCE, OCTOBER 3, 1994                              --       --    $   --     $      --   $        --    $        --    $      --

Issuance of common stock for cash - October
1994                                              10,000     0.01        10            90            --             --          100
Net loss, October 3, 1994 to December 31,
1994                                                  --       --         -            --            --         (1,521)      (1,521)
                                              ----------    -----   -------    ----------   -----------    -----------  -----------
BALANCE, DECEMBER 31, 1994                        10,000       --        10            90            --         (1,521)      (1,421)
                                              ----------    -----   -------    ----------   -----------    -----------  -----------
Issuance of common stock for assignment
rights - January 1995                          1,990,000       --     1,990        (1,990)           --             --           --
Issuance of common stock for services -
January through March 1995                       572,473     0.25       572       135,046            --             --      135,618
Issuance of common stock for debt -
February 1995                                    188,561     0.25       188        47,347            --             --       47,535
Issuance of common stock for debt - April
1995                                             595,860     0.50       596       297,334            --             --      297,930
Issuance of common stock for debt - May
1995                                              98,194     2.00        98       196,290            --             --      196,388
Issuance of common stock for debt - June
1995                                             156,025     4.00       156       623,944            --             --      624,100
Issuance of common stock for cash - June
through September 1995                           138,040     4.00       138       552,022            --             --      552,160
Issuance of common stock for cash - October
through December 1995                             94,517     6.00        95       567,005            --             --      567,100
Issuance of common stock for subscription
note receivable - September 1995                 414,200     4.00       414     1,652,658    (1,656,800)            --       (3,728)
Issuance of common stock for future produc-
tion costs - October 1995                        112,500     6.00       113       674,887      (675,000)            --           --
Net loss                                              --       --        --            --            --       (914,279)    (914,279)
                                              ----------    -----   -------    ----------   -----------    -----------  -----------
BALANCE, DECEMBER 31, 1995                     4,370,370       --     4,370     4,744,633    (2,331,800)      (915,800)   1,501,403
                                              ----------    -----   -------    ----------   -----------    -----------  -----------
Issuance of common stock in reorganization
- January 1996                                18,632,612       --    18,633       (58,033)           --             --      (39,400)
Issuance of common stock for cash - March
through September 1996                           572,407     1.00       573       571,834            --             --      572,407
Issuance of common stock for services -
September 1996                                    24,307     1.00        24        24,283            --             --       24,307
Net loss, nine months ended September 30,
1996                                                  --       --        --            --            --       (922,717)    (922,717)
                                              ----------    -----   -------    ----------   -----------    -----------  -----------
BALANCE, SEPTEMBER 30, 1996                   23,599,696       --    23,600     5,282,717    (2,331,800)    (1,838,517)   1,136,000
                                              ----------    -----   -------    ----------   -----------    -----------  -----------

                                                                     (Continued)

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               SIONIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) -- RESTATED
           FROM INCEPTION (OCTOBER 3, 1994) THROUGH SEPTEMBER 30, 2000

                                                      COMMON STOCK                                           DEFICIT
                                              ------------------------------                               ACCUMULATED     TOTAL
                                                               AMOUNT           ADDITIONAL                 DURING THE  STOCKHOLDERS'
                                               NUMBER OF  ------------------     PAID-IN    SUBSCRIPTION   DEVELOPMENT    EQUITY
                                                SHARES    PER SHARE   TOTAL      CAPITAL     RECEIVABLE       STAGE      (DEFICIT)
                                              ----------  ---------  -------    ----------  ------------   ----------- -------------
                    (Continued) A75

Issuance of common stock for cash - October
through November 1996                             80,880     1.00        81        80,799            --             --       80,880
Issuance of common stock for cash - December
1996                                              14,545     0.69        15         9,985            --             --       10,000
Issuance of common stock for cash - January
1997                                              60,000     0.67        60        39,940            --             --       40,000
Issuance of common stock for cash - February
1997                                               4,444     0.56         4         2,496            --             --        2,500
Issuance of common stock for cash - March
through April 1997                               368,000     0.50       368       183,632            --             --      184,000
Issuance of common stock for cash - June
1997                                               8,064     0.31         8         2,492            --             --        2,500
Issuance of common stock for cash - July
through August 1997                              186,800     0.25       187        46,513            --             --       46,700
Issuance of common stock for services -
September 1997                                   274,299     0.20       274        54,586            --             --       54,860
Cancellation of shares - June 1997              (542,138)      --      (542)     (674,458)      675,000              -           --
Net loss                                              --       --        --            --            --       (858,915)    (858,915)
                                              ----------    -----   -------    ----------   -----------    -----------  -----------
BALANCE,  SEPTEMBER 30, 1997                  24,054,590       --    24,055     5,028,702    (1,656,800)    (2,697,432)     698,525
                                              ----------    -----   -------    ----------   -----------    -----------  -----------
Issuance of common stock for cash - April
through September 1998                         2,810,000     0.10     2,810       278,190            --             --      281,000
Issuance of common stock for services -
September 1998                                   895,455     0.10       895        88,651            --             --       89,546
Issuance of common stock for compensation -
September 1998                                 2,200,000     0.10     2,200       217,800                           --      220,000
Cancellation of shares - September 1998       (2,538,170)      --    (2,538)   (1,534,262)    1,656,800             --      120,000
Net loss                                              --       --        --            --            --     (1,898,376)  (1,898,376)
                                              ----------    -----   -------    ----------   -----------    -----------  -----------
BALANCE, SEPTEMBER 30, 1998                   27,421,875       --    27,422     4,079,081            --     (4,595,808)    (489,305)
                                              ----------    -----   -------    ----------   -----------    -----------  -----------

                                                                     (Continued)

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               SIONIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) -- RESTATED
           FROM INCEPTION (OCTOBER 3, 1994) THROUGH SEPTEMBER 30, 2000

                                                      COMMON STOCK                                           DEFICIT
                                              ------------------------------                               ACCUMULATED     TOTAL
                                                               AMOUNT           ADDITIONAL                 DURING THE  STOCKHOLDERS'
                                               NUMBER OF  ------------------     PAID-IN    SUBSCRIPTION   DEVELOPMENT    EQUITY
                                                SHARES    PER SHARE   TOTAL      CAPITAL     RECEIVABLE       STAGE      (DEFICIT)
                                              ----------  ---------  -------    ----------  ------------   ----------- -------------
                         (Continued)

Common stock issued for compensation -
RESTATED - January 1999                        3,847,742     0.10     3,847       389,078            --             --      392,925
Issuance of common stock for services
- July 1999                                       42,138     1.25        42        52,420            --             --       52,462
Issuance of common stock for services
- August 1999                                     17,500     0.38        18         6,545            --             --        6,563
Issuance of common stock for services
- September 1999                                 141,108     0.22       141        30,619            --             --       30,760
Issuance of common stock for services
- September 1999                                 505,000     0.25       505       125,745            --             --      126,250
Issuance of common stock for cash -
October 1998 through September 1999            9,383,000     0.10     9,383       928,917            --             --      938,300
Net loss - RESTATED                                   --       --        --            --            --     (1,158,755)  (1,158,755)
                                              ----------    -----   -------    ----------   -----------    -----------  -----------
BALANCE, SEPTEMBER 30, 1999                   41,358,363       --    41,358     5,612,405            --     (5,754,563)    (100,800)
                                              ----------    -----   -------    ----------   -----------    -----------  -----------
Issuance of common stock for cash -
October through December 1999                 10,303,500     0.10    10,304     1,020,046            --             --    1,030,350
Issuance of common stock for compen-
sation - December 1999                           355,142     0.15       355        52,916            --             --       53,271
Issuance of common stock for compensation
- March 2000                                     406,965     1.04       407       426,473            --             --      426,880
Issuance of common stock for compensation
- June 2000                                      376,674     1.18       377       444,098            --             --      444,475
Issuance of common stock for compensation
- September 2000                                 378,834     0.78       379       295,111            --             --      295,490
Issuance of common stock for services
- November 1999                                   25,000     0.10        25         2,475            --             --        2,500
Issuance of common stock for services
- December 1999                                  659,738     0.10       660        65,314            --             --       65,974
Issuance of common stock for services
- January 2000                                   108,436     0.30       108        32,904            --             --       33,012
Issuance of common stock for services -
March 2000                                         7,483     1.12         7         8,374            --             --        8,381
Issuance of common stock for services -
April 2000                                             7     1.71         1            11            --             --           12
Issuance of common stock for services -
June 2000                                         14,459     0.97        14        14,011            --             --       14,025
Issuance of common stock for services -
July 2000                                         16,026     0.89        16        13,804            --             --       13,820
Issuance of common stock for services
- July 2000                                        3,377     0.67         3         2,260            --             --        2,263

                                                                     (Continued)

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               SIONIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) -- RESTATED
           FROM INCEPTION (OCTOBER 3, 1994) THROUGH SEPTEMBER 30, 2000

                                                      COMMON STOCK                                           DEFICIT
                                              ------------------------------                               ACCUMULATED     TOTAL
                                                               AMOUNT           ADDITIONAL                 DURING THE  STOCKHOLDERS'
                                               NUMBER OF  ------------------     PAID-IN    SUBSCRIPTION   DEVELOPMENT    EQUITY
                                                SHARES    PER SHARE   TOTAL      CAPITAL     RECEIVABLE       STAGE      (DEFICIT)
                                              ----------  ---------  -------    ----------  ------------   ----------- -------------
                         (Continued)

Issuance of common stock for  services
- July 2000                                       45,000     0.83        45        37,435            --             --       37,480
Issuance of common stock for  services
- August 2000                                      4,890     0.73         5         3,565            --             --        3,570
Issuance of common stock for  services
- August 2000                                    100,000     0.71       100        71,280            --             --       71,380
Issuance of common stock for  services
- September 2000                                   2,428     0.77         2         1,868            --             --        1,870
Net loss                                              --       --        --            --            --     (2,414,188)  (2,414,188)
                                              ----------    -----   -------    ----------   -----------    -----------  -----------
BALANCE, SEPTEMBER 30, 2000                   54,166,322    $  --    54,166    $8,104,350            --    $(8,168,751) $   (10,235)
                                              ==========    =====   =======    ==========   ===========    ===========  ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

     Restricted cash

     Restricted cash represents a certificate of deposit which matures one year from the purchase date. The certificate of deposit is recorded at cost which approximates market. At September 30, 2000 the certificate of deposit was pledged as collateral under a compensating balance arrangement associated with a line of credit.

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

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Stock based compensation

     The Company has adopted the disclosure provisions only of SFAS 123 and continues to account for employee based compensation using the intrinsic value method prescribed in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Common stock issued to employees for compensation is accounted for based on the market price of the underlying stock, generally the average low bid price.

     Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.


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


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

     Fair value of financial instruments

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


     The carrying amounts of cash, notes payable and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities. The fair value of marketable securities is based on quoted market prices.

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

     Reclassifications

     Certain prior year amounts have been reclassified to conform to the fiscal 2000 presentation.


2.   BASIC AND DILUTED LOSS PER SHARE

     The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted loss per share computations. The table is restated to show the corrected number of shares outstanding. The previously reported loss per share was $.07 for 2000 and $.04 for 1999 The Company has no potentially dilutive securities, options, warrants or other rights outstanding.

                                                    YEAR ENDED SEPTEMBER 30,
                                               ---------------------------------
                                                   2000                 1999
                                               ------------         ------------
                                                 RESTATED             RESTATED
                                               ------------         ------------

     Numerator:
     Net loss                                  $ (2,414,188)        $ (1,158,755)
                                               ------------         ------------

     Denominator:
     Basic and diluted weighted average
     number of common shares
        outstanding during the period            49,861,728           36,260,775
                                               ------------         ------------

     Basic and diluted loss per share          $      (0.05)        $      (0.03)
                                               ============         ============

3.   INTANGIBLES

     During fiscal 1998 The Company wrote-off obsolete intangibles of $1,040,865 resulting from new managements decision not to pursue a product line relating to these intangibles.

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


     At September 30, 2000, patents were as follows:

          Patents issued and pending                        $ 135,033
          Less accumulated amortization                       (40,292)
                                                            ---------
                                                            $  94,741
                                                            =========

     Amortization expense for fiscal 2000 and 1999 was $9,001 and $9,002, respectively.


4.   PROPERTY AND EQUIPMENT

          Equipment                                         $ 155,125
          Furniture and fixtures                               20,240
                                                            ---------
                                                              175,365
                   Less accumulated depreciation             (140,801)
                                                            ---------
                                                            $  34,564
                                                            =========

     Depreciation expense for fiscal 2000 and 1999 was $42,846 and $40,093, respectively.


5.   NOTES PAYABLE

     Pursuant to a 1992 acquisition agreement, the Company assumed unsecured promissory notes totaling $50,000 at 8%, which became past due in 1994. Accordingly, the notes are classified as due on demand; accrued and unpaid interest is $32,313 at September 30, 2000.


6.   NOTES PAYABLE - RELATED PARTIES

     The Company has received advances in the form of unsecured promissory notes from stockholders and other related parties in order to pay ongoing operating expenses. These notes are at interest rates up to 13.5% and are due on demand. As of September 30, 2000, amounts due to related parties included $327,351 of principal and $83,901 of unpaid interest.

7.   LINE OF CREDIT

     On March 1, 2000, the Company obtained a $100,000 line of credit with a bank which matures on March 1, 2001. The line of credit bears interest at 11.5% and is secured by a $100,000 certificate of deposit. At September 30, 2000 no amounts were outstanding under this line.

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


8.   PRIOR PERIOD ADJUSTMENTS

     The Company's 1999 financial statements have been restated to correct errors as follows:

      (1) The failure to record common stock issued to employees for compensation and non-employees for services at fair value of $392,925.

      (2) The improper reporting of a $19,522 gain on the settlement of a building lease as extraordinary. The renegotiation of a building lease represents a recurring business activity.

      The effect of the correction of these errors is as follows:

                                                     AS PREVIOUSLY            AS
          YEAR ENDED SEPTEMBER 30, 1999                 REPORTED           RESTATED
          -----------------------------              -------------        -----------

          STATEMENT OF SHAREHOLDERS' EQUITY
            Accumulated deficit:                      $(5,361,638)        $(5,754,563)
            Additional paid-in capital                $ 5,225,527         $ 5,612,405
            Common stock                              $    35,311         $    41,358
          STATEMENT OF OPERATIONS:
            General and administrative expense        $   699,316         $ 1,072,719
            (Gain) on settlement of debt              $   (19,522)        $        --
            Net loss                                  $  (765,830)        $(1,158,755)

     In addition, the cumulative amounts reflected in the Statements of Operations include reclassifications to correct errors prior to fiscal 1999 as follows:

     (1) Improper recognition of revenue; the Company did not properly apply the guidance for revenue recognition under SOP 91-1. Therefore, net revenues totaling $8,960 were recorded in fiscal 1997 before culmination of the earning process.

     (2) Inappropriate disclosure of the amortization of software of $53,614 in 1997 as an unusual item. At the time the assets were capitalized, technological feasibility had not been established; therefore, these costs should have been reported as research and development.

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


8.   PRIOR PERIOD ADJUSTMENTS (CONTINUED)

     (3) Incorrect disclosure of legal expense totaling $25,125 as an unusual settlement cost in the fiscal 1997 financial statements.

     The effect of these reclassifications is to increase research and development by $44,654 and general and administrative by $25,125 and eliminate the separate disclosure of these items as unusual.


9.   LEASES

     On August 6, 1998, the Company entered into a three-year noncancelable operating lease relating to its office facility expiring on August 30, 2001. Rent expense totaled $41,098 and $42,386 during fiscal 2000 and 1999, respectively. Future minimum rental payment is $34,144 for fiscal 2001.


10.  INCOME TAXES

     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate.

     At September 30, 2000, the Company has a net operating loss carryforward for federal tax purposes of $4,200,000 which, if unused to offset future taxable income, will expire beginning in 2008 through 2020.

     The Company has deferred tax assets of $ 1,680,000 at September 30, 2000 relating to its net operating losses. The Company provided a 100% valuation allowance for these deferred tax assets. The Company recorded no benefit for income taxes during the periods presented. During the periods ended September 30, 2000 and 1999, the Company's total valuation allowance increased approximately $218,000 and $1,293,000, respectively.


11.  STOCKHOLDERS' EQUITY

     The Company issued 22,496,500 shares of its common stock for cash in connection with a private placement during fiscal years 1998 through 2000 at $.10 per share.

     The Company issued shares of its common stock in exchange for compensation under the terms of certain employment contracts. The employment contracts expire between November 30, 2000 and September 30, 2003 and call for quarterly issuances of common stock to four employees.

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



11.  STOCKHOLDERS' EQUITY (CONTINUED)

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


12.  LEGAL PROCEEDINGS

     In February 1999 the Company filed an action against its former President, Dascore, LLC, an entity controlled by the former President and in a business related to that of the Company; and a former officer and director of the Company (the "Defendants"). The Company alleges, that the Defendants have (1) infringed on certain patents owned by the Company, through knowledge gained in their former positions; (2) sold or attempted to sell technology owned by the Company and covered by patents; (3) conspired to convert technology, money and equipment owned by the Company to pay personal expenses, and (4) defrauded the Company and breached their fiduciary duties in connection with their departure by retention of property owned by the Company.

     In June 1999, the United States District Court had issued a preliminary injunction enjoining the Defendants from selling or transferring shares of the Company's stock in excess of 10,000,000 shares. The Defendants have twice sought to have that injunction dissolved and both attempts were unsuccessful. The Defendants have filed a cross-complaint against the Company based on a breach of contract cause of action and to collect loans allegedly made by them to the Company. The case is currently in the discovery stage.

     The Company has filed an action for professional negligence, malpractice, breach of fiduciary duty and breach of contract against its previous patent counsel and a separate action against its previous corporate counsel. The action against the patent attorneys alleges that the patent attorneys represented the Company and its former President contemporaneously and failed to advise the corporation of the inherent conflict of interest in representing both parties. The action further alleges the patent attorneys aided the former President and others in misappropriating the Company's intellectual property and trade secrets. The action seeks monetary damages, attorneys fees and interest. The action against the former corporate counsel seeks damages arising out of the alleged creation of

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


12.  LEGAL PROCEEDINGS (CONTINUED)

     false documents to defraud the Company with respect to certain intellectual property rights and securities transactions. Both actions are in the discovery stage.

     The Company is the defendant in an action, Barnett v. Sionix Corporation, pending in Orange County Superior Court The complaint seeks repayment of approximately $150,000 in alleged loans. The plaintiff is the mother-in-law of the former Chief Executive Officer of the Company. The Company has cross-complained against the plaintiff and the former Chief Executive Officer for breach of fiduciary duty relating to the alleged loans.

     Management believes that the ultimate liabilities resulting from such lawsuits and claims if any, will not materially affect the results, liquidity or financial position of the Company.


13.  SUBSEQUENT EVENTS

     In October 2000, the Company and the Environmental Products Division of Hoffinger Industries, Inc. ("EPD") entered into a Joint Venture Agreement to form Sionix/EDP (the "Joint Venture"), a limited liability corporation, to develop, market, sell and manufacture water filtration technology products. Pursuant to the terms of the Joint Venture Agreement, the Company's initial contribution consisted of cash of $12,500 and licensing of its intellectual property in exchange for 51% of all shares of the Joint Venture. EDP's initial contribution included cash of $12,500 and services consisting of manufacturing, assembly, advertising and marketing in exchange for 49% of all shares of the Joint Venture. Any capital contributions beyond the initial contributions are borne equally by the Company and EDP. Net profits and losses of the Joint Venture are allocated based on the ownership interests. The Company's consolidated financial statements will include the accounts of the Joint Venture as a result of the Company's controlling interest. The Board of Directors consists of five directors comprising two members appointed by the Company and two members appointed by EDP. The Company's President has been appointed as the Chairman of the Board of Directors The Joint Venture will automatically dissolve two years from the date of incorporation, unless otherwise directed by resolution of the Board of Directors and a concurring vote of the stockholders. Upon dissolution of the Joint Venture, all assets, property and intellectual rights shall become the sole and exclusive property of the Company. EDP will retain the right to obtain a non-exclusive written license to distribute and sell Joint Venture products at a 10% discount.

14.  GOING CONCERN

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

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Sionix Corporation
Date: June 13, 2001
                                              By: /s/ JAMES J. HOUTZ
                                                  ------------------------------
                                                      James J. Houtz, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature                                                    Title                     Date
---------                                                    -----                     ----

(1)  Principal Executive Officer


/s/ JAMES J. HOUTZ                                     President and a             June 13, 2001
------------------------------------------                 Director
    James J. Houtz

(2)  Principal Financial and Accounting Officer


/s/ ROBERT E. MCCRAY                                Chief Financial Officer        June 13, 2001
------------------------------------------              and a Director
    Robert E. McCray

(3)  Directors


/s/ JOAN C. HOROWITZ                              Secretary/Treasurer and a        June 13, 2001
------------------------------------------                 Director
    Joan C. Horowitz


                                                           Director                June   , 2001
------------------------------------------
    Rodney Anderson