Form 10QSB/A
period 2000-12-31
SIONIX CORP /UT/
filed 2001-06-13
CIK 764667

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         FORM 10-QSB/A (Amendment No. 1)

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

Commission File Number 2-95626-D

                               SIONIX CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Utah                                       87-0428526
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


Item 1.  Financial Statements

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                       DECEMBER 31,
                                                                          2000
                                                                       ------------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                 $    26,369
  Restricted cash                                                          100,000
                                                                       -----------
    Total current assets                                                   126,369
  Equipment                                                                 37,934
  Patents                                                                   92,490
  Deposits                                                                   6,831
                                                                       -----------
                                                                       $   263,624
                                                                       ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Notes payable                                                        $    50,000
  Notes payable - related parties                                          302,351
  Accrued interest                                                          33,313
  Accrued interest - related parties                                        89,955
  Accounts payable                                                           6,774
  Accrued expenses                                                          56,602
                                                                       -----------
    Total current liabilities                                              538,995
                                                                       -----------
COMMITMENTS AND CONTENGENCIES                                                   --
STOCKHOLDERS' DEFICIT:
  Common stock $0.001 par value; 100,000,000 shares authorized,
    54,166,322 shares issued and outstanding                                54,166
  Additional paid-in capital                                             8,104,350
  Deficit accumulated during the development stage                      (8,433,887)
                                                                       -----------
    Total stockholders' deficit                                           (275,371)
                                                                       -----------
                                                                       $   263,624
                                                                       ===========


   The accompanying notes are an integral part of these financial statements

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                CUMULATIVE
                                                 THREE MONTHS ENDED           FROM INCEPTION
                                                    DECEMBER 31,             (OCTOBER 3, 1994)
                                            ---------------------------       TO DECEMBER 31,
                                              2000              1999               2000
                                            ---------         ---------      -----------------

COSTS AND EXPENSES:
  General and administrative                $ 209,873         $ 146,264         $ 5,810,210
  Research and development                     41,398            16,664           1,081,144
  Write-off of obsolete intangibles                --                --           1,040,865
  Depreciation and amortization                 9,925            13,292             335,627
                                            ---------         ---------         -----------
OPERATING LOSS                               (261,196)         (176,220)         (8,267,846)
                                            ---------         ---------         -----------

OTHER INCOME (EXPENSE):
  Interest income                               3,114             1,196              35,837
  Interest expense - related parties           (6,054)           (6,089)            (89,955)
  Interest expense                             (1,000)           (1,000)           (111,923)
                                            ---------         ---------         -----------
                                               (3,940)           (5,893)           (166,041)
                                            ---------         ---------         -----------

NET LOSS                                    $(265,136)        $(182,113)        $(8,433,887)
                                            =========         =========         ===========

BASIC AND DILUTED NET LOSS PER SHARE        $   (0.00)        $   (0.01)
                                            ---------         ---------

BASIC AND DILUTED WEIGHTED AVERAGE


   The accompanying notes are an integral part of these financial statements

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED              CUMULATIVE
                                                                    DECEMBER 31,              FROM INCEPTION
                                                            ---------------------------      (OCTOBER 3, 1994)
                                                              2000               1999       TO DECEMBER 31, 2000
                                                            ---------         ---------     --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(265,136)        $(182,113)        $(8,433,887)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization                             9,925            13,292             335,627
      Common stock issued for compensation                         --            52,910           1,833,041
      Common stock issued for services                             --                --             774,653
      Write-down of obsolete assets                                --                --              38,862
      Write-down of intangable assets                              --                --           1,040,865
      Other                                                        --                --              57,351
   Change in assets and liabilities:
      Deposits                                                     --             1,164              (6,831)
      Accounts payable                                         (1,098)           (2,231)              6,774
      Accrued interest - related parties                        6,054             6,089              89,955
      Accrued interest                                          1,000             1,000              33,313
      Accrued expenses                                         31,669            (8,490)             56,602
                                                            ---------         ---------         -----------

         Net cash used by operating activities               (217,586)         (118,379)         (4,173,675)
                                                            ---------         ---------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of patents                                              --                --            (135,033)
  Purchase of equipment                                       (11,044)          (23,535)           (225,271)
                                                            ---------         ---------         -----------

         Net cash used by investing activities                (11,044)          (23,535)           (360,304)
                                                            ---------         ---------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes                                  --                --              50,000
  Proceeds from issuance of notes to related parties               --                --             345,773
  Payments of notes to related parties                        (25,000)               --             (43,422)
  Issuance of  common stock for cash                               --           122,600           4,307,997
  Purchase of certificate of deposit                               --                --            (100,000)
                                                            ---------         ---------         -----------

         Net cash provided by (used in)
           financing activities                               (25,000)          122,600           4,560,348
                                                            ---------         ---------         -----------

Net (decrease) increase in cash                              (253,630)          (19,314)             26,369

CASH, BEGINNING OF PERIOD                                     279,999           184,461                  --
                                                            ---------         ---------         -----------

CASH, END OF PERIOD                                         $  26,369         $ 165,147         $    26,369
                                                            =========         =========         ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
     Acquisition of intangibles for debt                    $      --         $      --         $ 1,185,475
     Conversion of debt to equity                           $      --         $      --         $ 1,165,953

Cash paid for:
  Interest                                                  $      --         $      --         $     2,134



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


2.   RESTATEMENTS

     The cumulative column within the statements of operations and cash flows have been restated to include the write-off of obsolete intangibles and reflect the correct depreciation and amortization.


3.   RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the fiscal year 2001 presentation.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this Amendment to Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2001
                                             SIONIX CORPORATION

                                             By: /s/ JAMES J. HOUTZ
                                                 -------------------------------
                                                     James J. Houtz, President

                                             By: /s/ ROBERT MCCRAY
                                                 -------------------------------
                                                     Robert McCray, Chief
                                                     Financial Officer