Form 10QSB
period 2001-06-30
SIONIX CORP /UT/
filed 2001-08-14
CIK 764667

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                  949 454-9283
                                  ------------
                           (Issuer's telephone number)


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

                     Yes    X             No
                         -------             -------

As of June 30, 2001, the Company had 57,781,216 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                     Yes                  No    X
                         -------             -------

                                      INDEX


PART I          FINANCIAL INFORMATION

Item 1.   Financial Statements                                                3

          Balance Sheet at June 30, 2001 (unaudited)                          4

          Statements of Operations for the Three Months And Nine Months
          ended June 30, 2001 and June 30, 2000, and Cumulative from
          Inception (unaudited)                                               5

          Statements of Cash Flows for the Periods of Nine Months ended
          June 30, 2001 and 30, 2000, and Cumulative from Inception
          (unaudited)                                                         6

          Notes to Financial Statements (unaudited)                           8

Item 2.   Management's Discussion and Analysis or Plan of Operation          11

PART II         OTHER INFORMATION

Item 1.   Legal Proceedings                                                  11

Item 2.   Changes in Securities and Use of Proceeds                          13

Item 3.   Defaults Upon Senior Securities                                    13

Item 4.   Submission of Matters to a Vote of Security Holders                13

Item 5.   Other Information                                                  14

Item 6.   Exhibits and Reports on Form 8-K                                   14

Signatures                                                                   14

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 JUNE 30, 2001
                                   (UNAUDITED)


                                     ASSETS
                                     ------

CURRENT ASSETS:
          Cash & cash equivalents                                   $   185,829
          Restricted Cash                                               140,000
                                                                    ------------
                     Total current assets                               325,829
                                                                    ------------

PROPERTY AND EQUIPMENT
          Equipment, net of accumulated depreciation of $157,469         28,941
          Patents, net of accumulated amortization of $47,045            87,989
                                                                    ------------
                     Total Property & Equipment                         116,930
                                                                    ------------

DEPOSITS                                                                  6,831

                                                                    ------------
                                                                    $   449,590
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
          Accounts payable                                          $   180,517
          Accrued expenses                                               13,165
          Accrued interest                                               35,305
          Accrued interest-related parties                              100,357
          Notes payable                                                  50,000
          Notes payable-related parties                                 343,294
                                                                    ------------
                     Total current liabilities                          722,639
                                                                    ------------

COMMITMENTS

STOCKHOLDERS' DEFICIT
          Common stock, $0.001 par value; 100,000,000
               shares authorized; 57,781,216 shares
               issued and outstanding                                    57,781
          Additional paid-in capital                                  8,644,715
          Shares to be issued                                           427,615
          Unamortized consulting fees                                  (154,000)
          Deficit accumulated from inception                         (9,249,160)
                                                                    ------------
                     Total stockholders' deficit                       (273,049)

                                                                    ------------
                                                                    $   449,590
                                                                    ============
   The accompanying notes are an integral part of these financial statements.

                                              SIONIX CORPORATION
                                         (A Development Stage Compnay)
                                           STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                                                                CUMULATIVE
                                         THREE MONTHS ENDED            NINE MONTHS ENDED        FROM INCEPTION
                                              JUNE 30,                     JUNE 30,             (OCTOBER 3, 1994)
                                        2001           2000           2001           2000       TO JUNE 30, 2001
                                    ------------   ------------   ------------   ------------   ------------

REVENUES                            $        --    $        --    $        --    $        --    $        --

EXPENSES:

General and Administrative              379,704        809,659        911,566      1,518,344      6,506,303
Research and development                 13,136             --        131,387             --      1,171,133
Write-off of obsolete intangibles            --             --             --             --      1,040,865
Depreciation and amortization             4,925         12,973         23,419         39,832        349,121
                                    ------------   ------------   ------------   ------------   ------------
                                        397,765        822,632      1,066,372      1,558,177      9,067,422

                                    ------------   ------------   ------------   ------------   ------------
OPERATING LOSS                         (397,765)      (822,632)    (1,066,372)    (1,558,177)    (9,067,422)

OTHER INCOME(EXPENSE)
Interest Income                           1,813          8,982          7,152         18,132         38,932
Interest Expense                         (1,000)        (1,000)        (3,000)        (3,000)      (113,923)
Interest Expense-related parties         (6,008)        (6,250)       (17,389)       (19,341)      (100,347)
                                    ------------   ------------   ------------   ------------   ------------

LOSS BEFORE INCOME TAXES               (402,961)      (820,899)    (1,079,609)    (1,562,385)    (9,242,760)

Income taxes                                 --             --            800            800          6,400
                                    ------------   ------------   ------------   ------------   ------------

NET LOSS                            $  (402,961)   $  (820,899)   $(1,080,409)   $(1,563,185)   $(9,249,160)
                                    ============   ============   ============   ============   ============


BASIC WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING         57,685,721     48,685,225     55,793,000     43,398,279
                                    ============   ============   ============   ============

BASIC NET LOSS PER SHARE            $     (0.01)   $     (0.02)   $     (0.02)   $     (0.04)
                                    ============   ============   ============   ============

DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING         57,732,430     48,685,225     55,808,570     43,398,279
                                    ============   ============   ============   ============

DILUTED NET LOSS PER SHARE          $     (0.01)   $     (0.02)   $     (0.02)   $     (0.04)
                                    ============   ============   ============   ============

                  The accompanying notes are an integral part of these financial statements.

                                                      5

                                         SIONIX CORPORATION
                                    (A Development Stage Compnay)
                                      STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                                       Cumulative
                                                                                       FROM INCEPTION
                                                          NINE MONTHS ENDED JUNE 30,   (OCTOBER 3, 1994)
                                                             2001           2000       TO JUNE 30, 2001
                                                         ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                $(1,080,409)   $(1,563,185)   $(9,249,160)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
     Depreciation and amortization                            23,419         39,832        349,121
     Amotization of consulting fees                          154,000             --        154,000
     Issuance of common stock for compensation                    --             --      1,833,041
     Issuance of common stock for services                    45,187      1,033,730        819,840
     Stock to be issued for services received                 35,115             --         35,115
     Write-down of obsolete assets                                --             --         38,862
     Write-down of intangible assets                              --             --      1,040,865
     Other                                                        --             --         57,351
     (Inc)/Dec of other assets                                    --          1,164             --
     (Inc)/Dec of deposits                                        --         30,400         (6,831)
     Inc/(Dec) in accounts payable                           170,439            603        178,311
     Increase in accrued interest-related party               16,456             --        100,357
     Increase in accrued interest                              2,992             --         35,305
     Decrease in accrued expense                             (11,767)            --         13,166
                                                         ------------   ------------   ------------
 Total Adjustments                                           435,841      1,105,729      4,648,503
                                                         ------------   ------------   ------------
     Net cash used in operating activities                  (644,568)      (457,456)    (4,600,657)
                                                         ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of patents                                          --             --       (135,033)
     Purchase of equipment                                   (11,045)       (81,595)      (225,272)
                                                         ------------   ------------   ------------
     Net cash used in investing activities                   (11,045)       (81,595)      (360,305)
                                                         ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of notes to related party         15,943             --        361,716
     Proceeds from issuance of notes                              --             --         50,000
     Payments of notes to related party                           --             --        (18,422)
     Purchase of certificate of deposit                      (40,000)            --       (140,000)
     Issuance of common stock for cash                       193,000      1,030,350      4,500,997
     Receipt of cash for stock to be issued                  392,500             --        392,500
                                                         ------------   ------------   ------------
     Net cash provided by financing activities               561,443      1,030,350      5,146,791
                                                         ------------   ------------   ------------

Net Inrease (Decrease) in Cash & Cash Equivalent             (94,170)       491,299        185,829

CASH & CASH EQUIVALENT, BEGINNING BALANCE                    279,999        184,461             --
                                                         ------------   ------------   ------------

CASH & CASH EQUIVALENT, ENDING BALANCE                   $   185,829    $   675,760    $   185,829
                                                         ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
      Stock issued for consulting services               $   308,000    $        --    $   510,000
      Acquisition of intangible for debt                 $        --    $        --    $ 1,185,475
      Conversion of debt to equity                       $        --    $        --    $ 1,165,953

CASH PAID FOR:
      Interest                                           $        --    $        --    $     2,134
      Income Tax                                         $       800    $       800    $     6,400

             The accompanying notes are an integral part of these financial statements.

                                                 6

                                                              SIONIX CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                                          JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 1 - BUSINESS ACTIVITY

Sionix Corporation (the "Company") was incorporated in Utah in 1985. The Company was formed to design, develop, and market an automatic water filtration system primarily for small water districts.

The Company is in the development stage and its efforts have been principally devoted to research and development, organizational activities, and raising capital.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sionix Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2000.

NOTE 3 - RECENT PRONOUNCEMENTS

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Management is in the process of evaluating the requirements of EITF 00-27, but does not expect this pronouncement will materially impact the Company's financial position or results of operations.

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

                                                              SIONIX CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                                          JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective January 1, 2002.

Management is in the process of evaluating the requirements of SFAS No. 141 and 142, but does not expect these pronouncements will materially impact the Company's financial position or results of operations.


NOTE 4 -  COMMON STOCK

During the nine month period ended June 30, 2001, the Company issued 1,930,000 shares of common stock for cash at a price of $.10 per share to private investors. In addition, 295,492 shares of common stock were issued to independent contractors for various services at prices of $.10 - $.28. Lastly, in connection with the Company's registration statements on Form S-8, 1,400,000 shares of common stock were issued to consultants at $.22 per share for a total amount of $308,000, for the services to be provided through December 2001. The Company has amortized $154,000 of consulting fees through June 30, 2001.

NOTE 5 - SHARES TO BE ISSUED

The Company received cash of $392,500 for 3,925,000 shares of common stock to be issued subsequent to the period ended June 30, 2001. In addition, the Company received the services amounting $35,115 for 325,460 shares of common stock to be issued subsequent to the period ended June 30, 2001. In that regard, through July 12, 2001, the Company has issued 3,775,000 shares of common stock.

NOTE 6 - EARNING PER SHARE

Earnings per share for the three and nine month periods ended June 30, 2001 and 2000 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

The following table reconciles the number of shares used in the basic and diluted earnings per share calculations (in millions):

                                                              SIONIX CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                                          JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                        Three months ended       Nine months ended
                                             June 30,                June 30,
                                         2001        2000        2001        2000
                                       --------------------    --------------------

Weighted average shares outstanding      57.69       48.69       55.79       43.40

Effect of Dilutive Shares
          Shares to be issued             0.04          --        0.02          --
                                       --------------------    --------------------

Shares for diluted earnings per share    57.73       48.69       55.81       43.40
                                       ====================    ====================

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period.

NOTE 7 -  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the fiscal year 2001 presentation.

Item 2. Management's Discussion and Analysis or Plan of Operation

General
-------

         Results of Operations (Three Months Ended June 30, 2001 Compared to
         -------------------------------------------------------------------
Three Months Ended June 30, 2000).
----------------------------------

         General and administrative expenses in the three months ended June 30, 2001 decreased by $429,955, from $809,659 in the prior period to $379,704 in the current period. The decrease is principally due to non-cash expenses for the prior period relating to stock compensation to officers and employees; no stock compensation was paid to officers or employees during the current period, as they became subject to a stock option plan. Also, legal fees decreased due to reduced levels of activity in the pending litigation during the current period, as compared with the prior period. Research and development costs for the quarter were $13,136, principally for production drawings by an outside contractor; there were no such expenses in the June 30, 2000 period. Net loss for the quarter decreased by $417,938, principally due to the lack of stock compensation in the current quarter and, to a lesser degree, the reduction in legal fees.

         Liquidity and Capital Resources.
         -------------------------------

         On June 30, 2001, the Company had cash and cash equivalents of approximately $325,829, although $140,000 of that amount is restricted, as it secures a bond issued in a litigation matter. The principal source of liquidity of the Company has been sales of securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities and other financing activities, plus possible cash flow from operations towards the end of the fiscal year, will be sufficient to finance the Company's operations. However, the Company has no commitments for financing, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the fiscal year.

         As of June 30, 2001, the Company had an accumulated deficit of $9,249,160. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         In June 1999 the Company filed an action against Jack Moorehead, Dascore, LLC, S. Donna Friedman and certain others in the U.S. District Court for the Southern District of California (Case No. 99-cv-1201-L-NLS). Moorehead is the former President of the Company, and Dascore LLC is an entity that is in a business related to that of the Company. S. Donna Friedman is a former officer and director of the Company. The Complaint alleges, among other things, that the defendants have infringed and continue to infringe certain patents owned by the Company, and that they are familiar with the Company's intellectual property through their past positions with the Company.

         In April, 2001 the Company entered into a settlement agreement in open court with certain defendants, including Moorehead, under which the defendants are to return approximately 7,800,000 shares of the Company's Common Stock held by them for cancellation. In addition, Moorehead and the other defendants waived any claims to the Company's patents, agreed to refrain from infringing patents owned and/or developed by the Company, and agreed to refrain from using the Company's technology developed while Mr. Moorehead was associated with the Company.

         Following the settlement, the defendants alleged that no settlement agreement existed. The Company filed a motion to enforce the Settlement Agreement, and in early August the court ruled that the Settlement Agreement is binding. That ruling is subject to appeal.

         If it becomes final, the settlement resolves all patent and technology issues among the parties, with the exception of patent no. 6,035,240, which remains in dispute between the Company and Dascore. That patent concerns data acquisition, such as monitoring the quality of water, water pressure and any number of other monitoring or control issues.

         The Company also settled an action in which it was a defendant, Barnett
v. Sionix Corporation, filed in Orange County Superior Court, (Case No. 00CC05463). The complaint sought repayment of approximately $150,000 in alleged loans by the plaintiff, who is the mother-in-law of the former Chief Executive Officer of the Company, Michael Taylor. The Company had cross-complained against the plaintiff and Mr. Taylor for breach of fiduciary duty relating to the alleged loans. Under the settlement, the Company will retain those shares of stock that Michael Taylor had previously voluntarily returned to the Company, and the Company and Michael Taylor waive any additional claims against each other, including claims for loans Michael Taylor asserts he made to the Company while Taylor was Chief Financial Officer. Barnett agreed to substantially reduce her claims against the Company and the Company agreed to a repayment schedule of the reduced sum.

         The Company is the plaintiff in a pending action for professional negligence, malpractice, breach of fiduciary duty and breach of contract against Gilliam, Duncan & Harms, its previous patent counsel (San Diego County Superior Court, Case No. GIC 754391), and a separate action against Wenthur & Chachas, its previous corporate counsel, and the individual attorneys in those firms (San Diego County Superior Court Case No. GIC 747267). The action against the patent attorneys alleges that the patent attorneys represented the Company and Moorehead contemporaneously and failed to advise the corporation of the inherent conflict of interest in representing both parties. The action further alleges the patent attorneys aided Moorehead and others in misappropriating the Company's intellectual property and trade secrets. The action seeks monetary damages, attorneys fees and interest.

         The action against the former corporate counsel seeks damages arising out of their alleged creation of false documents to defraud the corporation with respect to certain intellectual property rights and securities transactions. The defendants in that action have filed a motion for summary judgment, which was granted in August, 2001. The Company plans to appeal the ruling.

Item 2. Changes in Securities and Use of Proceeds

         The following is a description of securities issued by the Company during the three months ended June 30, 2001 in transactions not registered under the Securities Act of 1933:

         During the three months ended June 30, 2001 the Company issued 4,175,000 shares of Common Stock to private investors for cash in a private placement. In addition, the Company issued 314,862 shares to two individuals for services rendered. The Company believes all of such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4 (2) thereof and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on June 21, 2001, after being adjourned from the originally scheduled date of June 7, 2001. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The only matter voted at the meeting was the election of directors, and there was no solicitation in opposition to the management's nominees as listed in the proxy statement. All four nominees were elected. The results were as follows:

         Nominee                           For                Withheld
         -------                           ---                --------

         James J. Houtz                22,288,100             587,048

         Joan C. Horowitz              21,893,216             976,932

         Robert McCray                 22,288,100             587,048

         Rodney Anderson               22,238,100             537,048

Item 5. Other Information

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

                None

         (b) Reports on Form 8-K

                None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SIONIX CORPORATION
Date: August 14, 2001

                                  By: /s/ James J. Houtz
                                      ------------------
                                          James J. Houtz , President

                                  By: /s/ Robert McCray
                                      ------------------
                                          Robert McCray, Chief Financial Officer