Form 10KSB
period 2001-09-30
SIONIX CORP /UT/
filed 2002-01-15
CIK 764667

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 2001

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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer's revenues for the year ended September 30, 2001 were $0.

        The aggregate market value of the voting stock held by non-affiliates as of September 30, 2001, computed based on the average of the bid and ask prices reported on the OTC Bulletin Board, was $9,035,630.

        As of September 30, 2001, there were 62,688,698 shares of Common Stock of the issuer outstanding.

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

         Under the joint venture arrangement, the Company and Hoffinger were to jointly develop, manufacture and market water filtration products, with the Company furnishing the technology and engineering expertise and Hoffinger handling most of the manufacturing, marketing and distribution. However, Hoffinger has filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code, and the joint venture is inactive. The Company plans to conduct its manufacturing through contract manufacturers.

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

         The Company plans to market its products through its marketing and sales department, their contacts and inquiries, direct mail, participation in industry groups, trade shows, and through selected advertising in specialized publications.

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

         EMPLOYEES. At September 30, 2001, the Company had four full-time employees, none of whom are covered by any collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

        The Company's office/manufacturing facility is located in Irvine, California and is leased pursuant to a lease expiring in July of 2004. The facility consists of approximately 3,400 square feet, including office area and adjoining manufacturing/ warehouse area. Management believes the Company's facility will provide adequate space for its office, product assembly and warehouse activities, although it may lease additional space for component assembly and warehouse uses, depending on demand. The Company believes that suitable additional space will be available to accommodate planned expansion.

ITEM 3. LEGAL PROCEEDINGS.

         The Company filed an action for professional negligence, malpractice, breach of fiduciary duty and breach of contract against Gilliam, Duncan & Harms, its previous patent counsel (San Diego County Superior Court, Case No. GIC 754391). The action alleged that the patent attorneys represented the Company and Jack Moorehead, former President of the Company, contemporaneously and failed to advise the corporation of the inherent conflict of interest in representing both parties. The action further alleged the patent attorneys aided Moorehead and others in misappropriating the Company's intellectual property and trade secrets. The action went to trial, and in December 2001 a minute order was issued announcing a judgment in favor of Sionix against the defendants in the amount of $525,962. The judgment is still subject to appeal.

         The Company also filed a separate action against two law firms that had previously represented the Company, Wenthur & Chachas and Mitchell & Huston (San Diego County Superior Court Case No. GIC 747267).

         On January 15, 2002, Sionix entered into a settlement agreement with Wenthur & Chachas, Cris John Wenthur and George G. Chachas, prior corporate counsel to the Company, providing for the reduced payment in full satisfaction of the judgment against the Company obtained by Wenthur & Chachas, Cris John Wenthur and George G. Chachas, in the matter entitled Sionix Corporation v. Wenthur & Chachas, et. al.

         On August 3, 2001, the court in the above entitled case granted the Summary Judgement Motion of Wenthur & Chachas, Cris John Wenthur and George G. Chachas, against the Company and on September 5, 2001, entered judgment against the Company and order that Wenthur & Chachas, Cris John Wenthur and George G. Chachas shall recover from the Company costs of the suit in the amount of $2,407.00 and attorneys fees in the amount of $69,074.10.

         The Company was precluded from proceeding to trial where Sionix intended to present evidence to support the allegations against Wenthur & Chachas. The Court granted a motion by Wenthur & Chachas which enforced a prior settlement and release agreement entered into by prior Company management and Wenthur & Chachas in January 1998.

         The Company believes that the Court of Appeal would reverse the court's decision and would allow the case to proceed to trial on its merits. Wenthur & Chachas believe that the Court of Appeal would uphold the lower court's decision which prevented a trial. However, both parties recognizing the additional expense and time of a lengthy appellate process have agreed to settle this matter.

         Pursuant to the terms of the settlement agreement the judgment against the Company has been satisfied for an undisclosed amount, the Company has dismissed its appeal and the parties have released and waived any and all respective claims against each other.

         The action against Mitchell and Huston alleges legal malpractice in advising the Company on the settlement agreement with Wenthur & Chachas. The case against Mitchell & Huston is expected to go to trial in early 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Inapplicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is listed and traded on the OTC Bulletin Board under the symbol "SINX". There has been relatively limited trading activity in the Company's stock since inception. The following table represents the high and low bid prices for the Company's common stock for each quarter of the fiscal year ended September 30, 2001.

            Fiscal 2001              High            Low
            -----------              ----            ---
            First Quarter            $ .88           .23
            Second Quarter             .47           .19
            Third Quarter              .45           .12
            Fourth Quarter             .34           .19

            Fiscal 2000              High            Low
            -----------              ----            ---
            First Quarter           $ .375          .065
            Second Quarter           3.875          .203
            Third Quarter            1.781          .937
            Fourth Quarter           1.01           .66

         There were approximately 759 holders of record of the Company's common stock as of September 30, 2001.

         The Company has never declared or paid any cash dividend on its shares of common stock.

         During the fiscal year ended September 30, 2001, the Company sold 6,105,000 shares of Common Stock to approximately 70 purchasers, with gross proceeds of $610,500. The Company believes all such sales were exempt from registration under the Securities Act of 1933 by reason of Section 4(2) thereof and Regulation D thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         GENERAL. As of September 30, 2001, the Company had an accumulated deficit of $9,522,180. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control.

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

         RESULTS OF OPERATIONS (YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO YEAR ENDED SEPTEMBER 30, 2000). During the 2001 fiscal year the focus of the Company's efforts have been on preparation for commencement of manufacturing and distribution of its products, including the DAF (Dissolved Air Flotation), Automatic Back-Flush Filtration System, O-Zone Mixing Chamber and other related products.

         The Company is continuing its engineering focus on hardware and water filtration equipment. The Company has completed testing, and has previewed its products with experienced treatment plant managers and certified operators to gauge their level of acceptance. The Company has also been working with Hoffinger Industries, its joint venture partner, to prepare for manufacturing of the products. Also, the Company has arranged for lease and maintenance financing for its product lines.

         For the year ended September 30, 2001, the Company reported a loss of $1,353,429 or $.02 per share. This compares with a loss of $2,414,188, or $.07 per share for the year ending September 30, 2000. The decrease in the net loss is principally due to non-cash expenses for the prior period relating to stock compensation to officers and employees; no stock compensation was paid to officers or employees during the current period, as they became subject to a stock option plan. This was offset by increased legal fees due to increased levels of activity in the pending litigation during the current period, as compared with the prior year. Research and development costs for the year were $176,847, a slight decrease from the prior year.

         LIQUIDITY AND CAPITAL RESOURCES. On September 30, 2001, the Company had cash and cash equivalents of approximately $21,827, along with restricted cash of $140,000. The principal source of liquidity has been sales of securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities, plus expected cash flow from operations towards the end of the fiscal year, will be sufficient to finance the Company's operations at currently anticipated levels for a period of at least twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the fiscal year.

ITEM 7. FINANCIAL STATEMENTS

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                 C O N T E N T S

Independent Auditors' Report.............................................F-1

Report of Independent Certified Public Accountants.......................F-2

Balance Sheet............................................................F-3

Statements of Operations.................................................F-4

Statements of Stockholders' Deficit......................................F-5

Statements of Cash Flows.................................................F-7

Notes to the Financial Statements........................................F-8

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Sionix Corporation
(A development stage company):

We have audited the accompanying balance sheet of Sionix Corporation, a Utah Corporation (the "Company") as of September 30, 2001 and the related statements of operations, stockholders' deficit and cash flows for the year then ended and for the period from commencement of development stage on October 3, 1994 to September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sionix Corporation as of September 30, 2001 and the results of its operations and its cash flows for the period from inception (October 3, 1994) to September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $9,522,180 and negative working capital of $377,146 on September 30, 2001. These factors as discussed in Note 13 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
December 6, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors and Stockholders
Sionix Corporation
(A Development Stage Company)

We have audited the accompanying statements of operations, stockholders' equity (deficit) and cash flows of Sionix Corporation (a development stage company) for the year ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, stockholders' equity (deficit) and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, stockholders' equity (deficit) and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of statements of operations, stockholders' equity (deficit) and cash flows. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the statements of operations, stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Sionix Corporation (a development stage company) for the year ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has incurred significant losses since its inception and lacks the capital necessary to pursue its operating plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in
Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
April 5, 2001

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash & cash equivalents                                          $    21,827
   Restricted cash                                                      140,000
   Prepaid expense                                                       30,000
   Other receivable                                                         118
                                                                    ------------
         Total current assets                                           191,945

PROPERTY AND EQUIPMENT, net                                              26,275

INTANGIBLE ASSETS, net                                                   85,738

DEPOSITS                                                                  6,831

                                                                    ------------
                                                                    $   310,789
                                                                    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                 $   213,555
   Accrued expenses                                                     110,819
   Accrued interest-related parties                                      20,454
   Notes payable-related parties                                        224,263
                                                                    ------------
         Total current liabilities                                      569,091

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 100,000,000 shares
       authorized; 62,688,698 shares issued and outstanding              62,688
   Additional paid-in capital                                         9,229,213
   Shares to be issued                                                  113,295
   Unamortized consulting fees                                         (141,318)
   Deficit accumulated from inception                                (9,522,180)
                                                                    ------------
         Total stockholders' deficit                                   (258,302)
                                                                    ------------
                                                                    $   310,789
                                                                    ============

   The accompanying notes are an integral part of these financial statements.


                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                                                       CUMULATIVE
                                                                     FROM INCEPTION
                                         YEAR ENDED SEPTEMBER 30,  (OCTOBER 3, 1994) TO
                                         2001            2000       SEPTEMBER 30, 2001
                                     -------------   -------------   -------------
REVENUES                             $          -    $          -    $          -

EXPENSES:

General and administrative              1,242,497       2,168,462       6,837,434
Research and development                  176,847         182,308       1,216,593
Write-off of obsolete intangibles               -               -       1,040,865
Depreciation and amortization              28,336          51,847         354,038
                                     -------------   -------------   -------------
                                        1,447,680       2,402,617       9,448,930
                                     -------------   -------------   -------------

OPERATING LOSS                         (1,447,680)     (2,402,617)     (9,448,930)

OTHER INCOME(EXPENSE)
Interest income                             9,596          24,440          42,319
Interest expense                                -          (4,000)       (110,923)
Interest expense-related parties           (7,950)        (31,111)        (91,851)
Other expense                             (16,981)              -         (16,981)
Legal settlement                          110,486               -         110,486
                                     -------------   -------------   -------------
                                           95,151         (10,671)        (66,950)
                                     -------------   -------------   -------------

LOSS BEFORE INCOME TAXES               (1,352,529)     (2,413,288)     (9,515,880)

Income taxes                                  900             900           6,300
                                     -------------   -------------   -------------

NET LOSS                             $ (1,353,429)   $ (2,414,188)   $ (9,522,180)
                                     =============   =============   =============

BASIC WEIGHTED AVERAGE NUMBER
   OF COMMON STOCK OUTSTANDING         55,603,611      49,861,728
                                     =============   =============

BASIC NET LOSS PER SHARE             $      (0.02)   $      (0.05)
                                     =============   =============

DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING           55,603,611      49,861,728
                                     =============   =============

DILUTED NET LOSS PER SHARE           $      (0.02)   $      (0.05)
                                     ============    ============

   The accompanying notes are an integral part of these financial statements.

                                                                  SIONIX CORPORATION
                                                             (A DEVELOPMENT STAGE COMPANY)
                                                         STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                FROM INCEPTION (OCTOBER 3, 1994) TO SEPTEMBER 30, 2001
                                    Common Stock                                                            Deficit       Total
                               ----------------------  Additional   Stock       Stock        Unamortized  accumulated Stockholders'
                                 Number of              Paid-In     to be    subscription    consulting      from         Equity
                                  Shares      Amount    Capital     issued    receivable        fees       inception    (Deficit)
                               ------------ --------- ------------ --------  ------------   ------------  ------------ ------------
Shares issued for
cash-Oct 1994                       10,000  $     10  $        90        -   $         -    $         -   $         -  $       100

Net loss for period
Oct 3, 1994 to Dec 31, 1994              -         -            -        -             -              -        (1,521)      (1,521)
                               ------------ --------- ------------ --------  ------------   ------------  ------------ ------------

Balance  December 31, 1994          10,000        10           90        -             -              -        (1,521)      (1,421)

Shares issued for
assignment right                 1,990,000     1,990       (1,990)       -             -              -             -            -

Issuance of shares for service     572,473       572      135,046        -             -              -             -      135,618

Issuance of shares for debt      1,038,640     1,038    1,164,915        -             -              -             -    1,165,953

Issuance of shares for cash        232,557       233    1,119,027        -             -              -             -    1,119,260

Issuance of shares for
subscription
note receivable                    414,200       414    1,652,658        -    (1,656,800)             -             -       (3,728)

Issuance of shares for
future production cost             112,500       113      674,887        -      (675,000)             -             -            -

Net loss for the year
ended December 31, 1995                  -         -            -        -             -              -      (914,279)    (914,279)
                               ------------ --------- ------------ --------  ------------   ------------  ------------ ------------

Balance December 31, 1995        4,370,370     4,370    4,744,633        -    (2,331,800)             -      (915,800)   1,501,403

Issuance of shares for
reorganization                  18,632,612    18,633      (58,033)       -             -              -             -      (39,400)

Issuance of shares for cash        572,407       573      571,834        -             -              -             -      572,407

Issuance of shares for service      24,307        24       24,283        -             -              -             -       24,307

Net loss for the nine month
ended September 30, 1996                 -         -            -        -             -              -      (922,717)    (922,717)
                               ------------ --------- ------------ --------  ------------   ------------  ------------ ------------

Balance September 30, 1996      23,599,696    23,600    5,282,717        -    (2,331,800)             -    (1,838,517)   1,136,000

Share issued for cash              722,733       723      365,857        -             -              -             -      366,580

Share issued for service           274,299       274       54,586        -             -              -             -       54,860

Cancellation of shares            (542,138)     (542)    (674,458)       -       675,000              -             -            -

Net loss for the year ended
September 30, 1997                       -         -            -        -             -              -      (858,915)    (858,915)
                               ------------ --------- ------------ --------  ------------   ------------  ------------ ------------

Balance September 30, 1997      24,054,590  $ 24,055  $ 5,028,702  $     -   $(1,656,800)   $         -   $(2,697,432) $   698,525

                                      The accompanying notes are an integral part of these financial statements.



                                                                  SIONIX CORPORATION
                                                             (A DEVELOPMENT STAGE COMPANY)
                                                         STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                FROM INCEPTION (OCTOBER 3, 1994) TO SEPTEMBER 30, 2001

                                    Common Stock                                                            Deficit       Total
                               ----------------------  Additional   Stock       Stock        Unamortized  accumulated Stockholders'
                                 Number of              Paid-In     to be    subscription    consulting      from         Equity
                                  Shares      Amount    Capital     issued    receivable        fees       inception    (Deficit)
                               ------------ --------- ------------ --------  ------------   ------------  ------------ ------------

Balance September 30, 1997      24,054,590  $ 24,055 $  5,028,702  $     -   $(1,656,800)   $         -   $(2,697,432) $   698,525

Share issued for cash            2,810,000     2,810      278,190        -             -              -             -      281,000

Share issued for service           895,455       895       88,651        -             -              -             -       89,546

Shares issued for compensation   2,200,000     2,200      217,800        -             -              -             -      220,000

Cancellation of shares          (2,538,170)   (2,538)  (1,534,262)       -     1,656,800              -             -      120,000

Net loss for the year ended
September 30, 1998                       -         -            -        -             -              -    (1,898,376)  (1,898,376)
                               ------------ --------- ------------ --------  ------------   ------------  ------------ ------------

Balance September 30, 1998      27,421,875    27,422    4,079,081        -             -              -    (4,595,808)    (489,305)

Shares issued for compensation   3,847,742     3,847      389,078        -             -              -             -      392,925

Share issued for service           705,746       706      215,329        -             -              -             -      216,035

Share issued for cash            9,383,000     9,383      928,917        -             -              -             -      938,300

Net loss for the year ended
September 30, 1999-Restated              -         -            -        -             -              -    (1,158,755)  (1,158,755)
                               ------------ --------- ------------ --------  ------------   ------------  ------------ ------------

Balance September 30, 1999      41,358,363    41,358    5,612,405        -             -              -    (5,754,563)    (100,800)

Share issued for cash           10,303,500    10,304    1,020,046        -             -              -             -    1,030,350

Shares issued for compensation   1,517,615     1,518    1,218,598        -             -              -             -    1,220,116

Shares issued for service          986,844       986      253,301        -             -              -             -      254,287

Net loss for the year ended
September 30, 2000                       -         -            -        -             -              -    (2,414,188)  (2,414,188)
                               ------------ --------- ------------ --------  ------------   ------------  ------------ ------------

Balance September 30, 2000      54,166,322    54,166    8,104,350        -             -              -    (8,168,751)     (10,235)

Shares issued for service and
   prepaid expenses              2,517,376     2,517      530,368        -             -       (141,318)            -      391,567

Share issued for cash            6,005,000     6,005      594,495        -             -              -             -      600,500

100,000 share to be issued for
cash                                     -         -     10,000          -             -              -        10,000

639,509 Shares to be issued for
debt settlement in 2001                  -         -    103,295          -             -              -       103,295

Net loss for the period ended
September 30, 2001                       -         -            -        -             -              -    (1,353,429) $(1,353,429)
                               ------------ --------- ------------ --------  ------------   ------------  ------------ ------------

Balance September 30, 2001      62,688,698  $ 62,688 $  9,229,213  $113,295  $         -    $  (141,318)  $(9,522,180) $  (258,302)
                               ============ ========= ============ ========  ============   ============  ============ ============

                                      The accompanying notes are an integral part of these financial statements.

                                                               F-6

                                                        SIONIX CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENTS OF CASH FLOWS
                                                                                          Cumulative
                                                                                         from inception
                                                              Year Ended September 30, (October 3, 1994) to
                                                                2001           2000     September 30, 2001
                                                            ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                   $(1,353,429)   $(2,414,188)   $(9,522,180)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
    Depreciation and amortization                                28,336         51,847        354,038
    Issuance of common stock for compensation                         -      1,220,116      1,833,041
    Issuance of common stock for services                       391,567        254,287      1,166,220
    Write-down of obsolete assets                                     -         38,862         38,862
    Write-down of intangible assets                                   -              -      1,040,865
    Other                                                             -              -         57,351
    (Increase) decrease of other assets                         (30,118)         1,164        (30,118)
    (Increase) decrease of deposits                                   -         30,400         (6,831)
    Increase (decrease) in accounts payable                     205,683        (11,023)       213,555
    Increase (decrease) in accrued interest-related party       (63,447)        31,110         20,454
    Increase (decrease) in accrued interest                     (15,331)         4,000         16,982
    Increase (decrease) in accrued expense                       85,887        (28,752)       110,820
                                                            ------------   ------------   ------------
                  Total adjustments                             602,577      1,592,011      4,815,239
                                                            ------------   ------------   ------------
    Net cash used in operating activities                      (750,852)      (822,177)    (4,706,941)
                                                            ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of certificate of deposit                          (40,000)      (100,000)      (140,000)
    Purchase of patents                                               -              -       (135,033)
    Purchase of equipment                                       (11,045)        (3,635)      (225,272)
                                                            ------------   ------------   ------------
    Net cash used in investing activities                       (51,045)      (103,635)      (500,305)
                                                            ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of notes to related party                  -              -        345,773
    Proceeds from (repayment of) notes                          (50,000)             -              -
    Proceeds from (repayments of) notes to related party        (16,775)        (9,000)       (35,197)
    Issuance of common stock for cash                           600,500      1,030,350      4,908,497
    Receipt of cash for stock to be issued                       10,000              -         10,000
                                                            ------------   ------------   ------------
    Net cash provided by financing activities                   543,725      1,021,350      5,229,073
                                                            ------------   ------------   ------------

Net inrease (decrease) in cash & cash equivalents              (258,172)        95,538         21,827

CASH & CASH EQUIVALENTS, BEGINNING                              279,999        184,461              -
                                                            ------------   ------------   ------------

CASH & CASH EQUIVALENTS, ENDING                             $    21,827    $   279,999    $    21,827
                                                            ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
    Stock issued for consulting services & prepaid          $   530,368    $         -    $   530,368
                                                            ============   ============   ============
    Acquisition of intangible for debt                      $         -    $         -    $ 1,185,475
                                                            ============   ============   ============
    Settlement of debt with equity                          $   103,294    $         -    $ 1,269,247
                                                            ============   ============   ============
CASH PAID FOR:
    Interest                                                $         -    $         -    $     2,134
                                                            ============   ============   ============
    Income taxes                                            $       900    $       900    $     6,300
                                                            ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                                       F-7

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

1.   ORGANIZATIONS AND DESCRIPTION OF BUSINESS

     Sionix Corporation (the "Company") was incorporated in Utah in 1985. The Company was formed to design, develop, and market an automatic water filtration system primarily for small water districts.

     The Company is in the development stage and its efforts have been principally devoted to research and development, organizational activities, and raising capital.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents represent cash and short-term highly liquid investments with original maturities of three months or less.

     RESTRICTED CASH

     Restricted cash represents two certificates of deposit which mature one year for one and 180 days for the other from the purchase dates. The certificates of deposit are recorded at cost which approximates market. At September 30, 2001, the certificates of deposit were pledged as collateral under a compensating balance arrangement associated with a line of credit and surety bond required by court for nonresident corporation.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. The cost of additions and improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of property and equipment is provided on a straight-line basis over the estimated five year useful lives of the assets.

     RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred.

     PATENTS

     Patents are stated at cost and are being amortized using the straight-line method over their estimated useful lives of 15 years.

     PROVISION FOR INCOME TAXES

     Deferred taxes are provided for on a liability method for temporary differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

     ADVERTISING

     The cost of advertising is expensed as incurred. Total advertising costs were $12,663 and $72,726 for the years ended September 30, 2001 and 2000, respectively.

     STOCK BASED COMPENSATION

     The Company has adopted the disclosure provisions only of SFAS 123 and continues to account for stock based compensation using the intrinsic value method prescribed in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Common stock issued to employees for compensation is accounted for based on the market price of the underlying stock, generally the average low bid price.

     The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

     USE OF ESTIMATES

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

     RECLASSIFICATIONS

     Certain items in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current period's presentation. These reclassifications have no effect on the previously reported income (loss).

     REPORTING SEGMENTS

     Statement of financial accounting standards No. 131, Disclosures about segments of am enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The company adopted this standard in 1998 and the implementation of this standard did not have a material impact on its financial statements.

     REVENUE RECOGNITION

     The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 101, or other specific authoritative literature, as applicable. Accordingly, revenues from products sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the Company's price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured. The Company policy is to report its sales levels on a net revenue basis, with net revenues being computed by deducting from gross revenues the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

     The Company's policy for shipping and handling costs, billed to customers, is to include it in revenue in accordance with Emerging Issues Task Force ("EITF") issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The purpose of this issue was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers should be recorded as revenue. Accordingly, the Company records its shipping and handling amounts within net sales and operating expenses.

     The Company has not earned any revenue since its inception.

     ACCOUNTING DEVELOPMENTS

     In September 2000, the FASB issued FINANCIAL ACCOUNTING STANDARDS SFAS NO. 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, AND A REPLACEMENT OF FASB STATEMENT NO. 125." This statement is not applicable to the Company.

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

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

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

     In August 2001, Statement of FINANCIAL ACCOUNTING STANDARDS NO. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS 144"), was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS 144 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

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

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

3.   INTANGIBLES

     During fiscal 1998 The Company wrote-off obsolete intangibles of $1,040,865 resulting from new managements decision not to pursue a product line relating to these intangibles.

     At September 30, 2001, patents were as follows:

                Patents issued and pending                      $   135,033
                Less accumulated amortization                       (49,295)
                                                                ------------
                                                                $    85,738
                                                                ============

     Annual amortization expense for fiscal 2001 and 2000 was $9,002.

4.   PROPERTY AND EQUIPMENT

                Equipment                                       $   175,700
                Furniture and fixtures                               10,710
                                                                ------------
                                                                    186,410
                Less accumulated depreciation                      (160,135)
                                                                ------------
                                                                $    26,275
                                                                ============

     Depreciation expense for fiscal year ended September 30, 2001 and 2000 was $19,334 and $42,846, respectively.

5.   NOTES PAYABLE - RELATED PARTIES

     The Company has received advances in the form of unsecured promissory notes from stockholders and other related parties in order to pay ongoing operating expenses. These notes are at interest rates up to 13% and are due on demand. As of September 30, 2001, amounts due to related parties included $224,263 of principal and $20,454 of unpaid interest.

6.   LINE OF CREDIT

     On March 1, 2000, the Company obtained a $100,000 line of credit with a bank which was renewed with the maturity date of March 1, 2002. The line of credit bears interest at 11.5% and is secured by a $100,000 certificate of deposit. At September 30, 2001, no amounts were outstanding under this line.

7.   INCOME TAXES

     Since the Company has not generated taxable income since inception, no provision for income taxes has been provided (other than minimum franchise taxes paid to the States). Differences between income tax benefits computed at the federal statutory rate and reported income taxes for 2000 and 1999 are primarily attributable to the valuation allowance for net operating losses (NOL) and other permanent differences.

PAGE>

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

     At September 30, 2001, the Company has a net operating loss carryforward for federal tax purposes of $6,170,000, which, if unused to offset future taxable income, will expire beginning in 2007 through 2016.

     The Company has deferred tax assets of $ 2,470,000 at September 30, 2001 relating to its net operating losses. The Company provided a 100% valuation allowance for these deferred tax assets. The Company recorded no benefit for income taxes during the periods presented. During the periods ended September 30, 2001 and 2000, the Company's total valuation allowance increased approximately $54,000 and $218,000, respectively.

8.   STOCKHOLDERS' EQUITY

     COMMON STOCK

     During fiscal year 2000, the Company issued shares of its common stock in exchange for compensation under the terms of certain employment contracts. The employment contracts expire between November 30, 2000 and September 30, 2003 and call for quarterly issuances of common stock to four employees. The contract was subsequently amended to terminate bonus clause and include an option plan for the employees.

     On August 14, 2000, the Company entered into an agreement with a firm (the "Firm") to obtain investment capital. Under the terms of the agreement, the company employed the services of the Firm to obtain investment capital of no less than $1,000,000 for the acquisition, restructuring, marketing and procurement of new management relating to a water bottling and distribution venture. During fiscal 2000, the Firm received cash of $2,500 and 100,000 shares of the Company's restricted common stock upon execution of the agreement. The shares of common stock issued were recorded at fair value (low bid price).

     The Company issued 6,005,000 shares of its common stock for cash in connection with a private placement during fiscal years 2001 at $.10 per share amounting $600,500.

     The Company issued 617,376 shares of its common stock for various services at prices from $0.16 to $0.28 per share for total amount of $158,711. In connection with the Company's registration statements on Form S-8, 1,900,000 shares of common stock were issued to consultants at $.19 to $.22 per share for a total amount of $374,174 for the services to be provided through June 2002. The Company has amortized $232,856 of consulting fees through September 30, 2001.

     SHARES TO BE ISSUED

     The Company received cash of $10,000 for 100,000 shares of common stock to be issued subsequent to the period ended September 30, 2001. In addition, the Company settled the outstanding notes and the accrued interest for 639,509 shares of common stock valued at $103,294, to be issued subsequent to the period ended September 30, 2001. The valuation of shares was based upon market value of the shares at the time of the consummation of the transaction

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

     COMMON STOCK OPTIONS

     In April 2001, the Company granted options to an employee to purchase 244,892 shares at an exercise price of $0.15. The market price of the shares at the grant date was $0.15 per share. The options vested as follows: 29,434 immediately, and on each of May 31, August 31 and November 30, 2001; 31,789 on each of Feb 28; May 31, Aug 31 and November 30, 2002,
     31,789 each respectively. The options expire in April 2010.

     2001 EXECUTIVE OFFICERS STOCK OPTION PLAN
     -----------------------------------------

     On October of 2000, the company entered into amendments to the employment agreement with each of the executive officers eliminating the provisions of stock bonuses. In lieu of the bonus provision, the Company adopted the 2001 Executive Officers Stock option Plan. The Company reserved 7,576,680 shares for issuance under the plan.

     In April 2001, the Company granted options to purchase 7,034,140 shares to three of the officers vesting at various dates through March 31, 2006. The exercise price of the options is $0.25 15 per share and the market value at the date of the grant was $.0.15

     A summary of the Company's option activity is listed below:

                                                                Weighted-    Weighted-
                                                   Weighted-     Average     Average
                                                    Average     Exercise     Exercise
                           Stock        Stock      Remaining     Price of    Price of
           Exercise       Options      Options    Contractual    Options     Options
            Price       Outstanding  Exercisable     Life      Outstanding  Exercisable
        --------------  -----------  -----------  -----------  -----------  -----------
          $ 0.15         7,279,032     762,282     4.44 years    $ 0.15       $ 0.15

     The fair value of the warrants was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions for the year ended September 30, 2001: dividend yields of 0%; risk free interest rates of 6%; expected volatility of 100% and expected lives of 4.9 years.

     The weighted-average fair value of the options issued during the years ended September 30, 2000 was $ 0.11.

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Because the exercise price of the options granted was greater than the fair value of the common stock at the grant date, no compensation cost has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the years ended September 30, 2001 would have been as follows:

                                                                     2001
                                                                -------------
                  Net loss as reported                          $ (1,283,429)
                  Net loss, pro forma                           $ (1,364,337)
                  Basic loss per share as reported              $      (0.02)
                  Basic loss per share, pro forma               $      (0.02)

9.   EARNING (LOSS) PER SHARE

     Earnings (loss) per share were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

     Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is antidilutive.

10.  LEASES

     On August 6, 1998, the Company entered into a three-year noncancelable operating lease relating to its office facility expiring on August 30, 2001. On November 16, 2001, the Company extended the lease to October 31, 2004. Rent expense totaled $46,300 and $41,098 during fiscal year 2001 and 2000, respectively. Future minimum rental payments are as follows for the fiscal year ended September 30:

                             2002                      $  41,293
                             2003                         42,813
                             2004                         44,854
                                                       ----------
                             Total                     $ 128,960
                                                       ==========

11.  LITIGATION

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

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

     In June 1999, the United States District Court issued a preliminary injunction enjoining the Defendants from selling or transferring shares of the Company's stock in excess of 10,000,000 shares. The Defendants twice sought to have that injunction dissolved and both attempts were unsuccessful. The Defendants filed a cross-complaint against the Company based on a breach of contract cause of action and to collect loans allegedly made by them to the Company.

     On December 7, 2001, the court dismissed the Company's claim against its former President, Dascore, LLC, an entity controlled by the former President and in a business related to that of the Company; and a former officer and director of the Company. The security posted by the Company was released.

     The Company has filed an action for professional negligence, malpractice, breach of fiduciary duty and breach of contract against its previous patent counsel and a separate action against its previous corporate counsel. The action against the patent attorneys alleges that the patent attorneys represented the Company and its former President contemporaneously and failed to advise the corporation of the inherent conflict of interest in representing both parties. The action further alleges the patent attorneys aided the former President and others in misappropriating the Company's intellectual property and trade secrets. The action seeks monetary damages, attorneys' fees and interest. The action against the former corporate counsel seeks damages arising out of the alleged creation of false documents to defraud the Company with respect to certain intellectual property rights and securities transactions. Both actions are in the discovery stage.

     The case of Barnett v. Sionix Corporation was settled in Orange County Superior Court on July 20, 2001. The complaint sought repayment of approximately $150,000 in alleged loans. The plaintiff is the mother-in-law of the former Chief Executive Officer of the Company. As a result of the settlement, the Company reversed accruals of $180,486 which the Company had recorded in the prior years.

     A malpractice case was brought by the Company against its former counsels, Wenthur and Chachas and also, Huston and Mitchell. The defendants motion for summary judgment was granted by the court. The court granted the attorneys fees and costs in the amount of apx. $70,000 to the defendants. The Company is appealing the summary judgment. The Company has accrued a liability of $70,000 in the financial statement to cover any possible final judgment.

     Subsequent to the year end, the Company's counsel was served with a motion in the Federal case by the attorneys of Mr. Wade Cowart. The motion seek to have the Company pay damages of up to $100,000 in connection with a restraining order that the Federal court previously issued against Mr. Cowart. The Company's counsel and the management believe that the case is without merit and will be denied by the court.

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

12.  OTHER COMMITMENT

     In October 2000, the Company and the Environmental Products Division of Hoffinger Industries, Inc. ("EPD") entered into a Joint Venture Agreement to form Sionix/EDP (the "Joint Venture"), a limited liability corporation, to develop, market, sell and manufacture water filtration technology products. Pursuant to the terms of the Joint Venture Agreement, the Company's initial contribution was to be consisted of cash of $12,500 and licensing of its intellectual property in exchange for 51% of all shares of the Joint Venture. EDP's initial contribution included cash of $12,500 and services consisting of manufacturing, assembly, advertising and marketing in exchange for 49% of all shares of the Joint Venture. Any capital contributions beyond the initial contributions were to be borne equally by the Company and EDP. Net profits and losses of the Joint Venture are to be allocated based on the ownership interests. The Board of Directors consists of five directors comprising two members appointed by the Company and two members appointed by EDP. The Company's President had been appointed, as the Chairman of the Board of Directors. The Joint Venture will automatically dissolve two years from the date of incorporation, unless otherwise directed by resolution of the Board of Directors and a concurring vote of the stockholders. Upon dissolution of the Joint Venture, all assets, property and intellectual rights shall become the sole and exclusive property of the Company. EDP will retain the right to obtain a non-exclusive written license to distribute and sell Joint Venture products at a 10% discount. As of September 30, 2001, the Company has not contributed any amount for its share of initial contribution. There was no activity by the joint venture through September 30, 2001.

13.  GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2001, the Company had incurred cumulative losses of $9,522,180 and negative working capital of $377,146. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its research and development activities, production of its equipment and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         See Item 11 for information on beneficial ownership of the Company's securities.

         The directors and executive officers of the Company are as follows:

   Name           Age   Position
   ----           ---   --------

James J. Houtz    62    President, Chief Operating Officer and a Director

Robert E. McCray  65    Chief Financial Officer and a Director

Joan C. Horowitz  59    Secretary/Treasurer and a Director

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

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth certain compensation awarded or paid by the Company to its three highest paid persons who are executive officers or directors during the fiscal years ended September 30, 2001, 2000, and 1999, respectively.

                                                                              LONG-TERM COMPENSATION
                                                                  ----------------------------------------------
                                         ANNUAL COMPENSATION             AWARDS                   PAYOUTS
                                      --------------------------- -----------------------   --------------------
                                                          OTHER                SECURITIES                 ALL
                                                          ANNUAL  RESTRICTED   UNDERLYING                OTHER
     NAME AND                   FISCAL                    COMPEN-  STOCK        OPTIONS/        LTIP     COMPEN-
PRINCIPAL POSITION              YEAR   SALARY     BONUS   SATION   AWARDS         SARs        PAYOUTS    SATION

James J. Houtz, President...    1999   $107,667    -0-      -0-   $ 344,272       -0-            -0-       -0-
                                2000   $115,679    -0-      -0-   $ 989,352       -0-            -0-       -0-
                                2001   $101,136    -0-      -0-       -0-    6,171,000 shares    -0-       -0-

Robert McCray, Chief........    1999   $ 44,713    -0-      -0-   $  16,191       -0-            -0-       -0-
  Financial Officer             2000   $ 55,080    -0-      -0-   $  88,895       -0-            -0-       -0-
                                2001   $ 54,238    -0-      -0-       -0-      583,200 shares    -0-       -0-

Joan Horowitz, Secretary....    1999   $ 25,000    -0-      -0-   $  18,406       -0-            -0-       -0-
                                2000   $ 21,565    -0-      -0-   $  54,739       -0-            -0-       -0-
                                2001   $ 21,275    -0-      -0-       -0-      279,940 shares    -0-       -0-

         OPTION GRANTS DURING THE YEAR ENDED SEPTEMBER 30, 2001. The following table sets forth certain information regarding stock options granted to the Named Executive Officers during the twelve months ended September 30, 2001:

                                 % OF TOTAL
                                  NUMBER OF       OPTIONS
                                  SECURITIES    GRANTED TO
                                  UNDERLYING    EMPLOYEES
                                  OPTIONS       IN FISCAL     EXERCISE
      NAME              YEAR      GRANTED          YEAR         PRICE     EXPIRATION DATE
      ----              ----      -------          ----         -----     ---------------
James J. Houtz.....     2001     6,171,000         87.7%         $.15      April 19, 2010
Robert McCray......     2001       583,200           28%          .15      April 19, 2010
Joan Horowitz......     2001       279,940            0%          .15      April 19, 2010


The following table sets forth certain information as of September 30, 2001 with respect to options held by the Named Executive Officers. The Company has no outstanding stock appreciation rights, either freestanding or in tandem with options.

                                                                  OPTION VALUES AS OF SEPTEMBER 30, 2001
                                                          -------------------------------------------------------
                          SHARES                            NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                        ACQUIRED ON          VALUE                 OPTIONS AT              IN-THE-MONEY OPTIONS AT
                         EXERCISE          REALIZED           SEPTEMBER 30, 2001           SEPTEMBER 30, 2001(1)
      NAME                 (#)               ($)          EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
-------------------        ---               ---          --------------------------    -------------------------
James J. Houtz.....        N/A               -0-               617,100/5,553,900             $24,684 /$222,156
Robert McCray......        N/A               -0-                58,320 /524,880               $23,333 /$20,995
Joan Horowitz......        N/A               -0-                27,994/251,946                $1,120 /$10,078


(1) Assumes that a share of Common Stock was valued at $.19 per share on September 30, 2001. Amounts reflected are based on this assumed price minus the exercise price and do not indicate that shares were sold.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth ownership information as of September 30, 2001 with respect to all officers and directors and promoters, and each shareholder who beneficially owns more than 5% of the outstanding shares:

   Name and Address                        No. of Shares        Percentage
   ----------------                        -------------        ----------

   S. Donna Friedman Trust                    7,618,000              12%
      4120 Porte De Merano #80
      San Diego, CA. 92122

   James J. Houtz                             7,613,917 (1)          12%
         9272 Jeronimo Road, Suite 108
         Irvine, CA 92618

   Robert E. McCray                             315,193 (2)           *
         9272 Jeronimo Road, Suite 108
         Irvine, CA 92618

   Joan C. Horowitz                             289,055 (3)           *
         9272 Jeronimo Road, Suite 108
         Irvine, CA 92618

   All Directors and Officers                 8,218,165              13%
   as a Group (3 Persons)

*        Less than 1%

(1) Includes 617,100 shares issuable upon exercise of options that become exercisable within 60 days.

(2) Includes 58,320 shares issuable upon exercise of options that become exercisable within 60 days.

(3) Includes 27,994 shares issuable upon exercise of options that become exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Inapplicable

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed herewith or incorporated by reference:

Exhibit 3.1   Amended and Restated Articles of Incorporation of the Company (1)

Exhibit 3.2   Amended and Restated Bylaws of the Company (1)

Exhibit 10.1 Amended and Restated Employment Agreement with James J. Houtz, dated October 1, 2000 (2).

Exhibit 10.2 Amended and Restated Employment Agreement with Robert E. McCray, dated October 1, 2000 (2)

Exhibit 10.3 Amended and Restated Employment Agreement with Joan C. Horowitz, dated October 1, 2000 (2)

Exhibit 10.4 Industrial Lease between the Company and The Irvine Company, dated August 6, 1998 (3).

-------------

(1) Incorporated by reference from Registrant's Registration Statement on Form S-8, filed with the Commission on July 26, 1996, and incorporated herein by reference.

(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2000, filed on January 14, 2001.

(3)Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 1999, filed on January 14, 2000.

(b) Reports on Form 8-K

        None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Sionix Corporation

Date: January 14, 2001                By: /s/ James J. Houtz
                                          ------------------------------------
                                          James J. Houtz, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                       DATE
---------                           -----                       ----

(1) Principal Executive Officer

/S/ JAMES J. HOUTZ           President and a Director       January 14, 2002
---------------------
James J. Houtz

(2) Principal Financial and Accounting Officer

/S/ ROBERT MCCRAY            Chief Financial Officer        January 14, 2002
---------------------        and a Director
Robert McCray

(3) Directors

/S/ JOAN HOROWITZ            Director                       January 14, 2002
---------------------
Joan Horowitz

                                  EXHIBIT INDEX

Exhibit 3.1    Amended and Restated Articles of Incorporation of the Company (1)

Exhibit 3.2    Amended and Restated Bylaws of the Company (1)

Exhibit 10.1 Amended and Restated Employment Agreement with James J. Houtz, dated October 1, 2000 (2)

Exhibit 10.2 Amended and Restated Employment Agreement with Robert E. McCray, dated October 1, 2000(2)

Exhibit 10.3 Amended and Restated Employment Agreement with Joan C. Horowitz, dated October 1, 2000 (2).

Exhibit 10.4 Industrial Lease between the Company and The Irvine Company, dated August 6, 1998 (3).

-------------

(1) Incorporated by reference from Registrant's Registration Statement on Form S-8, filed with the Commission on July 26, 1996, and incorporated herein by reference.

(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2000, filed on January 14, 2001.

(3)Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 1999, filed on January 14, 2000.