Form 10KSB/A
period 2001-09-30
SIONIX CORP /UT/
filed 2002-01-25
CIK 764667

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

         On August 3, 2001, the court in the above entitled case granted the Summary Judgement Motion of Wenthur & Chachas, Cris John Wenthur and George G. Chachas, against the Company and on September 5, 2001, entered judgment against the Company and ordered that Wenthur & Chachas, Cris John Wenthur and George G. Chachas shall recover from the Company costs of the suit in the amount of $2,407.00 and attorneys fees in the amount of $69,074.10.


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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $9,522,180 and negative working capital of $377,146 on September 30, 2001. These factors, as discussed in Note 13 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

     In April 2001, the Company granted options to an employee to purchase 244,892 shares at an exercise price of $0.15. The market price of the shares at the grant date was $0.15 per share. The options vested as follows: 29,434 immediately, and on each of May 31, August 31 and November 30, 2001; and 31,789 on each of Feb 28, May 31, Aug 31 and November 30, 2002. The options expire in April 2011.

     2001 EXECUTIVE OFFICERS STOCK OPTION PLAN
     -----------------------------------------

     In October of 2000, the company entered into amendments to the employment agreements with each of the executive officers eliminating the provisions of stock bonuses. In lieu of the bonus provision, the Company adopted the 2001 Executive Officers Stock Option Plan. The Company reserved 7,576,680 shares for issuance under the plan.

     In April 2001, the Company granted options to purchase 7,034,140 shares to three of the officers vesting at various dates through March 31, 2006. The exercise price of the options is $0.15 per share and the market value at the date of the grant was $.15

     A summary of the Company's option activity is listed below:

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

     The fair value of the options was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions for the year ended September 30, 2001: dividend yields of 0%; risk free interest rates of 6%; expected volatility of 100% and expected lives of 4.9 years.

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

         In 1998 the Company entered into a five-year employment agreement with James J. Houtz, which was amended and restated in October 2000.The amended agreement calls for salary to Mr. Houtz of $85,000 per year, which amount is increased by 10% each year.

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

         OPTION GRANTS DURING THE YEAR ENDED SEPTEMBER 30, 2001. The following table sets forth certain information regarding stock options granted to the Named Executive Officers during the twelve months ended September 30, 2001:

                                 % OF TOTAL
                                  NUMBER OF       OPTIONS
                                  SECURITIES    GRANTED TO
                                  UNDERLYING    EMPLOYEES
                                  OPTIONS       IN FISCAL     EXERCISE
      NAME              YEAR      GRANTED          YEAR         PRICE     EXPIRATION DATE
      ----              ----      -------          ----         -----     ---------------
James J. Houtz.....     2001     6,171,000         87.7%         $.15      April 19, 2010
Robert McCray......     2001       583,200          8.3%          .15      April 19, 2010
Joan Horowitz......     2001       279,940          4.0%          .15      April 19, 2010


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

                                                                  OPTION VALUES AS OF SEPTEMBER 30, 2001
                                                          -------------------------------------------------------
                          SHARES                            NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                        ACQUIRED ON          VALUE                 OPTIONS AT              IN-THE-MONEY OPTIONS AT
                         EXERCISE          REALIZED           SEPTEMBER 30, 2001           SEPTEMBER 30, 2001(1)
      NAME                 (#)               ($)          EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
-------------------        ---               ---          --------------------------    -------------------------
James J. Houtz.....        N/A               -0-               617,100/5,553,900             $24,684 /$222,156
Robert McCray......        N/A               -0-                58,320 /524,880               $2,333 /$20,995
Joan Horowitz......        N/A               -0-                27,994/251,946                $1,120 /$10,078


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

(b) Reports on Form 8-K

        None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Sionix Corporation

Date: January 24, 2002                By: /s/ James J. Houtz
                                          ------------------------------------
                                          James J. Houtz, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                       DATE
---------                           -----                       ----

(1) Principal Executive Officer

/S/ JAMES J. HOUTZ           President and a Director       January 24, 2002
---------------------
James J. Houtz

(2) Principal Financial and Accounting Officer

/S/ ROBERT MCCRAY            Chief Financial Officer        January 24, 2002
---------------------        and a Director
Robert McCray

(3) Directors

/S/ JOAN HOROWITZ            Director                       January 24, 2002
---------------------
Joan Horowitz

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