Form 10QSB
period 2001-12-31
SIONIX CORP /UT/
filed 2002-02-14
CIK 764667

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

Commission File Number 2-95626-D


                               Sionix Corporation
                               ------------------
        (Exact name of small business issuer as specified in its charter)


              Utah                                                87-0428526
   State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)


                 7282 Jeronimo Road, Suite 108, Irvine, CA 92618
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  949 454-9283
                                  ------------
                           (Issuer's telephone number)


                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]       No  [ ]

As of December 31, 2001, the Company had 64,597,045 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                              Yes [ ]       No  [X]

                                      INDEX


PART I          FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheet at December 31, 2001 (unaudited)

          Statements of Operations for the Three Months ended December 31, 2001 and December 31, 2000, and Cumulative from Inception (unaudited)

          Statements of Cash Flows for the Periods of Three Months ended December 31, 2001 and December 31, 2000, and Cumulative from Inception (unaudited)

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                               SIONIX CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                               December 31, 2001
                                   (Unaudited)


                                     ASSETS
                                     ------

CURRENT ASSETS:
          Cash & cash equivalents                                  $    65,044
          Restricted Cash                                               40,000
          Prepaid expenses                                              30,000
          Other receivables                                                107
                                                                   ------------
                     Total current assets                              135,150
                                                                   ------------

PROPERTY AND EQUIPMENT
          Equipment, net of accumulated depreciation of $162,984        23,427
          Patents, net of accumulated amortization of $51,546           83,488
                                                                   ------------
                     Total Property & Equipment                        106,914
                                                                   ------------

DEPOSITS                                                                 6,831

                                                                   ------------
                                                                   $   248,896
                                                                   ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
          Accounts payable                                         $   349,412
          Accrued expenses                                             107,522
          Accrued interest-related parties                              21,450
          Notes payable-related parties                                219,263
                                                                   ------------
                     Total current liabilities                         697,647
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
          Common stock, $0.001par value ;100,000,000 shares
            authorized; 64,597,045 shares issued and outstanding        64,597
          Additional paid-in capital                                 9,459,815
          Shares to be issued                                           17,040
          Unamortized consulting fees                                  (47,775)
          Deficit accumulated from inception                        (9,942,428)
                                                                   ------------
                     Total stockholders' deficit                      (448,751)

                                                                   ------------
                                                                   $   248,896
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                                     SIONIX CORPORATION
                                (A Development Stage Company)
                                  STATEMENTS OF OPERATIONS
                                         (Unaudited)

                                                                                CUMULATIVE
                                                                               FROM INCEPTION
                                                   THREE MONTHS ENDED       (OCTOBER 3, 1994) TO
                                                       DECEMBER 31,             DECEMBER 31,
                                                   2001            2000            2001
                                               -------------   -------------   -------------
REVENUES                                       $          -    $          -    $          -

EXPENSES:

General and Administrative                          392,691         209,873       7,230,125
Research and development                             22,300          41,398       1,238,893
Write-off of obsolete intangibles                         -               -       1,040,865
Depreciation and amortization                         5,100           9,925         359,138
                                               -------------   -------------   -------------
                                                    420,091         261,196       9,869,021

                                               -------------   -------------   -------------
OPERATING LOSS                                     (420,091)       (261,196)     (9,869,021)

OTHER INCOME (EXPENSE)
Interest Income                                       1,739           3,114          44,058
Interest Expense                                          -          (6,054)       (110,923)
Interest Expense-related parties                       (996)         (1,000)        (92,847)
Other expense                                             -               -         (16,981)
Legal Settlement                                          -               -         110,486
                                               -------------   -------------   -------------
                                                        743          (3,940)        (66,207)

LOSS BEFORE INCOME TAXES                           (419,348)       (265,136)     (9,935,228)

Income taxes                                            900               -           7,200
                                               -------------   -------------   -------------

NET LOSS                                       $   (420,248)   $   (265,136)   $ (9,942,428)
                                               =============   =============   =============


BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING                     63,289,568      54,166,322
                                               =============   =============

BASIC AND DILUTED NET LOSS PER SHARE           $     (0.007)   $     (0.005)
                                               =============   =============

         The accompanying notes are an integral part of these financial statements.

                                             4

                                          SIONIX CORPORATION
                                     (A Development Stage Company)
                                       STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                                           CUMULATIVE
                                                                                         FROM INCEPTION
                                                                THREE MONTHS ENDED    (OCTOBER 3, 1994) TO
                                                                    DECEMBER 31,          DECEMBER 31,
                                                                2001            2000          2001
                                                            ------------   ------------   ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                  $  (420,248)   $  (265,136)   $(9,942,428)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
      Depreciation and amortization                               5,100          9,925        359,138
      Amortization of prepaid consulting                         93,543              -         93,543
      Issuance of common stock for compensation                   2,916              -      1,835,957
      Issuance of common stock for services                           -              -      1,166,220
      Issuance of common stock for contribution                  11,300              -         11,300
      Stock to be issued for services received                   12,040              -         12,040
      Write-down of obsolete assets                                   -              -         38,862
      Write-down of intangible assets                                 -              -      1,040,865
      Other                                                           -              -         57,351
      Changes in assets and liabilities:
      Increase of other assets                                        -              -        (30,118)
      Decrease in other receivable                                   11              -             11
      Increase in deposits                                            -              -         (6,831)
      Increase/(decrease) in accounts payable                   135,857         (1,098)       349,412
      Increase in accrued interest-related party                    996          6,054         21,450
      Increase in accrued interest                                    -          1,000         16,982
      Increase/(decrease) in accrued expense                     (3,298)        31,669        107,522
                                                            ------------   ------------   ------------
  Total Adjustments                                             258,465         47,550      5,073,704
                                                            ------------   ------------   ------------
      Net cash used in operating activities                    (161,783)      (217,586)    (4,868,724)
                                                            ------------   ------------   ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of certificate of deposit                              -              -       (140,000)
      Disposal of certificate of deposit                        100,000              -        100,000
      Purchase of patents                                             -              -       (135,033)
      Purchase of equipment                                           -        (11,044)      (225,272)
                                                            ------------   ------------   ------------
      Net cash provided by (used in) investing activities       100,000        (11,044)      (400,305)
                                                            ------------   ------------   ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of notes to related party                -              -        345,773
      Payments of notes to related party                         (5,000)       (25,000)       (40,197)
      Issuance of common stock for cash                         105,000              -      5,013,497
      Receipt of cash for stock to be issued                      5,000              -         15,000
                                                            ------------   ------------   ------------
      Net cash provided by (used in) financing activities       105,000        (25,000)     5,334,073
                                                            ------------   ------------   ------------

 Net Increase (decrease) in cash & cash equivalents              43,217       (253,630)        65,044

 CASH & CASH EQUIVALENTS, BEGINNING BALANCE                      21,827        279,999              -
                                                            ------------   ------------   ------------
 CASH & CASH EQUIVALENTS, ENDING BALANCE                    $    65,044    $    26,369    $    65,044
                                                            ============   ============   ============

              The accompanying notes are an integral part of these financial statements.

                                                  5

                                          SIONIX CORPORATION
                                     (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS (CONTINUED)
                                              (Unaudited)

                                                                                           CUMULATIVE
                                                                                         FROM INCEPTION
                                                                THREE MONTHS ENDED    (OCTOBER 3, 1994) TO
                                                                    DECEMBER 31,          DECEMBER 31,
                                                                2001            2000          2001
                                                            ------------   ------------   ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
      Stock issued for  services                            $    93,543    $         -    $ 1,259,763
                                                            ============   ============   ============
      Stock issued for  compensation                        $     2,916    $         -    $ 1,835,957
                                                            ============   ============   ============
      Stock issued for contributions                        $    11,300    $         -    $    11,300
                                                            ============   ============   ============
      Acquisition of intangible for debt                    $         -    $         -    $ 1,185,475
                                                            ============   ============   ============
      Conversion of debt to equity                          $         -    $         -    $ 1,269,248
                                                            ============   ============   ============

CASH PAID FOR:
      Interest                                              $         -    $         -    $     2,134
                                                            ============   ============   ============
      Income Tax                                            $         -    $         -    $     6,300
                                                            ============   ============   ============

              The accompanying notes are an integral part of these financial statements.

                                                  6

NOTE 1 - BUSINESS ACTIVITY

Sionix Corporation (the "Company") was incorporated in Utah in 1985. The Company was formed to design, develop, and market an automatic water filtration system primarily for small water districts.

The Company is in the development stage and its efforts have been principally devoted to research and development, organizational activities, and raising capital.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2001. The results for the three month period ended December 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 3 - RECENT PRONOUNCEMENTS

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

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement is effective January 1, 2002.

Management is in the process of evaluating the requirements of SFAS No. 141 and 142, but does not expect these pronouncements will materially impact the Company's financial position or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and will carry forward many of the provisions of SFAS 121 and Opinion
30. Under SFAS 144, if a long-lived asset is part of a group that includes other assets and liabilities, then the provisions of SFAS 144 apply to the entire group. In addition, SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. Management does not expect the adoption of SFAS 144 to have a material impact on the results of operations or financial position of the Company.

NOTE 4 - COMMON STOCK

During the three months period ended December 31, 2001, the Company issued 1,050,000 shares of common stock for cash at a price of $.10 per share. The Company also issued 100,000 shares against cash received in the prior year of $10,000. 100,000 shares of common stock were issued for a contribution amounting to $11,300. The Company issued 18,838 shares for compensation to an employee at $.15 per share. The Company issued 639,509 shares in the three month ended December 31, 2001 for indebtedness of $103,294 settled in the prior year.

NOTE 5 - SHARES TO BE ISSUED

The Company received cash of $5,000 for 50,000 shares of common stock to be issued subsequent to the period ended December 31, 2001. In addition, the Company received services amounting to $12,040 for 79,086 shares of common stock to be issued subsequent to the period ended December 31, 2001.

NOTE 6 - LOSS PER SHARE

Loss per share for the three month periods ended December 31, 2001 and 2000 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Shares to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 7 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the fiscal year 2001 presentation.

Item 2.     Management's Discussion and Analysis or Plan of Operation

General
-------

         Results of Operations (Three Months Ended December 31, 2001 Compared to
         -----------------------------------------------------------------------
Three Months Ended December 31, 2000).
--------------------------------------

         General and administrative expenses in the three months ended December 31, 2001 increased by $182,818, from $209,873 in the prior period to $392,691 in the current period. The increase is principally due to higher legal fees in the current period because of efforts to resolve several litigation matters that had been pending for several years. Research and development costs for the quarter were $22,300, a decrease of $19,098 from the prior period, reflecting the advanced state of development of the Company's products.. Net loss for the quarter increased by $155,112, principally due to the higher general and administrative expenses offset by decreased research and development costs.

        Liquidity and Capital Resources.
        -------------------------------

         On December 31, 2001, the Company had cash and cash equivalents of approximately $105,044, although $40,000 of that amount was restricted, as it secures a bond issued in a litigation matter. The principal source of liquidity of the Company has been sales of securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities and other financing activities, plus possible cash flow from operations towards the end of the fiscal year, will be sufficient to finance the Company's operations. However, the Company has no commitments for financing, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the fiscal year.

         As of December 31, 2001, the Company had an accumulated deficit of $9,942,428. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is the plaintiff in an action for professional negligence, malpractice, breach of fiduciary duty and breach of contract against Gilliam, Duncan & Harms, its previous patent counsel (San Diego County Superior Court, Case No. GIC754391). The complaint alleged that the patent attorneys represented the Company and Jack Moorehead, former President of the Company, contemporaneously and failed to advise the corporation of the inherent conflict of interest in representing both parties. The action further alleged the patent attorneys aided Moorehead and others in misappropriating the Company's intellectual property and trade secrets. The action went to trial, and in December 2001 a minute order was issued announcing a judgment in favor of Sionix against the defendants in the amount of $525,962. The judgment is still subject to appeal.

         The Company had also filed a separate action against two law firms that had previously represented the Company in civil and corporate matters, Wenthur & Chachas and Mitchell & Huston (San Diego County Superior Court Case No. GIC 747267). In August 2001, the court granted a summary judgement motion by the defendants and thereafter entered judgment against the Company for attorneys' fees and costs totaling $71,481. In January 2002 the Company entered into a settlement agreement with the defendants, providing for a reduced payment in full satisfaction of the judgment against the Company.

         The action against Mitchell and Huston alleged legal malpractice in advising the Company on the settlement agreement with Wenthur & Chachas. The case was settled in February 2002 when the defendants agreed to make a small payment to the Company.

Item 2.    Changes in Securities and Use of Proceeds

         The following is a description of securities issued by the Company during the three months ended December 31, 2001 in transactions not registered under the Securities Act of 1933:

         During the three months ended December 31, 2001 the Company issued (i) 1,050,000 shares of Common Stock to private investors for cash in a private placement, at a price of $ .10 per share, (ii) 100,000 shares to private investors for cash in a private placement received in the prior fiscal year,
(iii) 100,000 shares for a cash contribution of $11,300, (iv) 18,838 shares for compensation to an employee, and (iv) 639,509 shares in cancellation of obligations totaling $103,294, which took place in the prior year. The Company believes all of such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4 (2) thereof and Regulation D thereunder.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

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

                               SIONIX CORPORATION
Date: February 14, 2002

                               By: /s/ James J. Houtz
                                  ---------------------------------------
                                   James J. Houtz , President

                               By: /s/ Robert McCray
                                  ---------------------------------------
                                   Robert McCray, Chief Financial Officer