Form 10QSB
period 2002-03-31
SIONIX CORP /UT/
filed 2002-05-15
CIK 764667

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

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

                              Yes [X]       No  [ ]

As of March 31, 2001, the Company had 60,135,173 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                              Yes [ ]       No  [X]

                                      INDEX


PART I          FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheet at March 31, 2002 (unaudited)

          Statements of Operations for the Periods of Three Months and Six
            Months ended March 31, 2002 and March 31, 2001, and Cumulative from Inception (unaudited)

          Statements of Cash Flows for the Periods of Three Months and Six
            Months ended March 31, 2002 and March 31, 2001, and Cumulative from Inception (unaudited)

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                     SIONIX CORPORATION
                                (A Development Stage Company)
                                        BALANCE SHEET
                                       MARCH 31, 2002
                                         (Unaudited)

                                           ASSETS
                                           ------
CURRENT ASSETS:
          Cash & cash equivalents                                              $     69,818
          Restricted Cash                                                            40,000
          Prepaid expenses                                                           30,000
          Other receivables                                                          81,559
                                                                               -------------
                     Total current assets                                           221,377
                                                                               -------------

PROPERTY AND EQUIPMENT
          Equipment, net of accumulated depreciation of $165,833                     20,577
          Patents, net of accumulated amortization of $53,796                        81,237
                                                                               -------------
                     Total Property & Equipment                                     101,815
                                                                               -------------

DEPOSITS                                                                              6,831

                                                                               -------------
                                                                               $    330,023
                                                                               =============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
          Accounts payable                                                     $    281,969
          Accrued expenses                                                           43,070
          Accrued interest-related parties                                           22,424
          Notes payable-related parties                                             181,645
                                                                               -------------
                     Total current liabilities                                      529,108
                                                                               -------------

COMMITMENTS  & CONTINGENCIES

STOCKHOLDERS' DEFICIT
          Common stock, $0.001 par value; 100,000,000 shares authorized;
              60,135,173 shares issued and outstanding                               59,653
          Additional paid-in capital                                              9,728,449
          Shares to be issued                                                        44,500
          Unamortized consulting fees                                               (23,887)
          Deficit accumulated from inception                                    (10,007,800)
                                                                               -------------

                     Total stockholders' deficit                                   (199,085)
                                                                               -------------

                                                                               $    330,023
                                                                               =============

         The accompanying notes are an integral part of these financial statements.

                                                         SIONIX CORPORATION
                                                   (A Development Stage Company)
                                                      STATEMENTS OF OPERATIONS
                                                            (Unaudited)
                                                                                                                      CUMULATIVE
                                                      THREE MONTHS ENDED               SIX MONTHS ENDED            FROM INCEPTION
                                                            MARCH 31,                       MARCH 31,           (OCTOBER 3, 1994) TO
                                                     2002             2001           2002             2001          MARCH 31, 2002
                                                 ------------    ------------    ------------     ------------   -------------------

REVENUES                                         $       --      $       --      $       --       $       --        $       --

EXPENSES:

General and Administrative                            208,700         243,001         601,392          490,507         7,438,826
Research and development                                 --           156,643          22,300          160,408         1,238,893
Write-off of obsolete intangibles                        --              --              --               --           1,040,865
Depreciation and amortization                           5,099           8,569          10,199           18,494           364,237
                                                 -------------   -------------   -------------    -------------     -------------
                                                      213,799         408,213         633,891          669,409        10,082,821
                                                 -------------   -------------   -------------    -------------     -------------
Operating Loss                                       (213,799)       (408,213)       (633,891)        (669,409)      (10,082,821)

OTHER INCOME(EXPENSE)
Interest Income                                           283           1,596           2,023            4,710            44,342
Interest Expense                                         --            (1,000)           --             (2,000)         (110,923)
Interest Expense-related parties                         (974)         (4,698)         (1,970)         (10,752)          (93,821)
Other expense                                            --              --              --               --             (16,981)
Legal Settlement                                      131,500            --           131,500             --             241,986
                                                 -------------   -------------   -------------    -------------     -------------

                                                      130,809          (4,102)        131,553           (8,042)           64,603
                                                 -------------   -------------   -------------    -------------     -------------

Loss before income taxes                              (82,990)       (412,315)       (502,338)        (677,451)      (10,018,218)

Income taxes                                             --              --               900             --               7,200
                                                 -------------   -------------   -------------    -------------     -------------

NET LOSS BEFORE EXTRAORDINARY ITEM                    (82,990)       (412,315)       (503,238)        (677,451)      (10,025,418)

EXTRAORDINARY ITEM -GAIN ON SETTLEMENT OF DEBTS        17,618            --            17,618             --              17,618
                                                 -------------   -------------   -------------    -------------     -------------

NET LOSS                                         $    (65,372)   $   (412,315)   $    485,620)    $    677,451)     $(10,007,800)
                                                 =============   =============   =============    =============     =============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING                       62,493,660      55,938,006      62,896,537       55,043,752
                                                 =============   =============   =============    =============

BASIC AND DILUTED NET LOSS PER SHARE             $     (0.001)   $     (0.007)   $     (0.008)    $     (0.012)
                                                 =============   =============   =============    =============


                            The accompanying notes are an integral part of these financial statements.


                                                SIONIX CORPORATION
                                          (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                                   CUMULATIVE
                                                                     SIX MONTHS ENDED            FROM INCEPTION
                                                                         MARCH 31,              (OCTOBER 3, 1994)
                                                                  2002             2001         TO MARCH 31, 2002
                                                              -------------     -------------     -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $   (485,620)     $   (677,451)     $(10,007,800)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
      Depreciation and amortization                                 10,199            18,494           364,237
      Amortization of prepaid consulting                           117,431            77,000           117,431
      Gain on legal settlement                                    (149,118)             --            (149,118)
      Issuance of common stock for compensation                      2,916              --           1,835,957
      Issuance of common stock for services                         13,990            45,187         1,180,210
      Issuance of common stock for contribution                     11,300              --              11,300
      Write-down of obsolete assets                                   --                --              38,862
      Write-down of intangible assets                                 --                --           1,040,865
      Other                                                           --                --              57,351
      (Inc)/Dec of other assets                                       --                --             (30,118)
      Decrease in other receivable                                      58              --                  58
      Increase in deposits                                            --                --              (6,831)
      Increase in accounts payable                                  68,414           132,417           281,969
      Increase in accrued interest-related party                     1,970             9,754            22,424
      Increase in accrued interest                                    --               3,000            16,982
      Inc/(Dec) in accrued expense                                 (17,749)          (14,963)           93,071
                                                              -------------     -------------     -------------
  Total Adjustments                                                 59,411           270,889         4,874,650
                                                              -------------     -------------     -------------
      Net cash used in operating activities                       (426,209)         (406,562)       (5,133,150)
                                                              -------------     -------------     -------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Sale (purchase) of certificate of deposit                    100,000           (40,000)          (40,000)
      Purchase of patents                                             --                --            (135,033)
      Purchase of equipment                                           --             (11,044)         (225,272)
                                                              -------------     -------------     -------------
      Net cash provided by (used in) investing activities          100,000           (51,044)         (400,305)
                                                              -------------     -------------     -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of notes to related party                --              40,369           345,773
      Payments of notes to related party                           (25,000)          (25,000)          (60,197)
      Issuance of common stock for cash                            354,700           168,000         5,273,197
      Receipt of cash for stock to be issued                        44,500              --              44,500
                                                              -------------     -------------     -------------
     Net cash provided by financing activities                     374,200           183,369         5,603,273
                                                              -------------     -------------     -------------

 Net Increase (decrease) in cash & cash equivalents                 47,991          (274,237)           69,818

 CASH & CASH EQUIVALENTS, BEGINNING BALANCE                         21,827           279,999              --
                                                              -------------     -------------     -------------

 CASH & CASH EQUIVALENTS, ENDING BALANCE                      $     69,818      $      5,762      $     69,818
                                                              =============     =============     =============


SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
      Stock issued for consulting services                    $     13,990      $    308,000      $    556,398
                                                              =============     =============     =============
      Acquisition of intangible for debt                      $       --        $       --        $  1,185,475
                                                              =============     =============     =============
      Conversion of debt to equity                            $       --        $       --        $  1,269,247
                                                              =============     =============     =============

CASH PAID FOR:
      Interest                                                $       --        $       --        $      2,134
                                                              =============     =============     =============
     Income Tax                                               $        900      $       --        $      7,200
                                                              =============     =============     =============

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sionix Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2001.

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

The adoption of above pronouncements, did not materially impact the Company's financial position or results of operations.

NOTE 4 - COMMON STOCK

During the six months period ended March 31, 2002, the Company issued 3,547,000 shares of common stock for cash at a price of $.10 per share, including 100,000 shares for cash of $10,000 received in the prior year. 100,000 shares of common stock were issued for contribution at a price of $.11 per share. The Company issued 18,838 shares for compensation to an employee at $.15 per share. The Company issued 92,929 shares for services received totaling $13,990. The Company issued 639,509 shares in the first quarter for debts of $103,294 settled in the prior year.

According to a legal settlement, the Company cancelled 7,533,701 shares of common stock issued to the former president and the director (Note 8). No gain or loss was recorded from this transaction since the transaction was recorded at par value at the time of issuance and reversed the recording of the issuance of the stock at par value.

NOTE 5 - SHARES TO BE ISSUED

The Company received cash of $44,500 for 445,000 shares of common stock to be issued subsequent to the period ended March 31, 2002.

NOTE 6 - EARNINGS PER SHARE

Earnings or loss per share for the three month periods ended March 31, 2002 and 2001 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 7 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the period ended March 31, 2002 presentation.

NOTE 8 - LEGAL SETTLEMENTS

A malpractice case brought by the Company against its former counsel, Wenthur and Chachas, was settled in January 2002 for a $20,000 payment by the Company. The Company has recorded $50,000 (the difference between $70,000, the amount previously reserved, and the actual settlement amount) as a gain on settlement in the financial statement.

An action was filed by the Company for professional negligence, malpractice, breach of fiduciary duty and breach of contract against Gilliam, Duncan & Harms, its previous patent counsel. The complaint alleged that the patent attorneys represented the Company and Jack Moorehead, former President of the Company, contemporaneously and failed to advise the corporation of the inherent conflict of interest in representing both parties. The action further alleged the patent attorneys aided Moorehead and others in misappropriating the Company's intellectual property and trade secrets. The action went to trial, and in December 2001 a minute order was issued announcing a judgment in favor of Sionix against the defendants. The judgment is still subject to appeal. One of the principal defendants in the case has filed bankruptcy, and the Company has filed a motion to establish that the obligation to the Company is not dischargeable in bankruptcy.

The Company is the defendant in a collection action brought by a law firm that had previously represented it, Murphey & Murphey v. Sionix Corporation. The law firm seeks collection of approximately $156,000 in legal fees. The Company has filed a cross-complaint alleging, among other things, malpractice and breach of fiduciary duty. The Company intends to vigorously contest the action. The legal fees have been accrued in the financial statements.

Extraordinary gain:

The lawsuit which had been filed by the Company against its former President, Dascore, LLC, an entity controlled by the former President and in a business related to that of the Company; and a former officer and director of the Company (the "Defendants"), was settled. The Company alleged that the Defendants had (1) infringed on certain patents owned by the Company, through knowledge gained in their former positions; (2) sold or attempted to sell technology owned by the Company and covered by patents; (3) conspired to convert technology, money and equipment owned by the Company to pay personal expenses, and (4) defrauded the Company and breached their fiduciary duties in connection with their departure by retention of property owned by the Company. As a result of this settlement, the Company recorded a receivable of $79,999 for the settlement award. The Company recorded $17,618 as an extraordinary gain for the reduction amount of note payable as per the settlement. In addition, all of outstanding shares of Common Stock held by the defendants were returned and cancelled.

Item 2.     Management's Discussion and Analysis or Plan of Operation

General
-------

         Results of Operations (Three Months Ended March 31, 2002 Compared to
         -----------------------------------------------------------------------
Three Months Ended March 31, 2001).
--------------------------------------

         General and administrative expenses in the three months ended March 31, 2002 decreased by $34,301, from $243,001 in the prior period to $208,700 in the current period. The increase is principally due to decreased legal fees in the current period because of the resolution of various litigation matters during the current period. No research and development costs were incurred during the current quarter, compared to $156,643 during the prior period, reflecting the advanced state of development of the Company's products in the current period. Net loss for the quarter decreased $346,943. This decrease was principally due to income from a legal settlement, an extraordinary gain on the settlement of debts, and the lack of research and development expenses during the period.

        Liquidity and Capital Resources.
        -------------------------------

         On March 31, 2002, the Company had cash and cash equivalents of approximately $69,818. The principal source of liquidity has been sales of securities and, to a lesser extent, the settlement of legal claims. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities and other financing activities, plus possible cash flow from operations towards the end of the fiscal year, will be sufficient to finance the Company's operations. However, the Company has no commitments for financing, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the fiscal year.

         As of March 31, 2001, the Company had an accumulated deficit of $10,007,800. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is the plaintiff in an action for professional negligence, malpractice, breach of fiduciary duty and breach of contract against Gilliam, Duncan & Harms, its previous patent counsel (San Diego County Superior Court, Case No. GIC754391). The complaint alleged that the patent attorneys represented the Company and Jack Moorehead, former President of the Company, contemporaneously and failed to advise the corporation of the inherent conflict of interest in representing both parties. The action further alleged the patent attorneys aided Moorehead and others in misappropriating the Company's intellectual property and trade secrets. The action went to trial, and in December 2001 a minute order was issued announcing a judgment in favor of Sionix against the defendants in the amount of $525,962. The judgment is still subject to appeal. One of the principal defendants in the case has filed bankruptcy, and the Company has filed a motion to establish that the obligation to the Company is not dischargeable in bankruptcy.

         The Company is the defendant in a collection action brought by a law firm that had previously represented it, Murphey & Murphey v. Sionix Corporation (San Diego Superior Court, North County Division, Case No. GIN 019186). The law firm seeks collection of approximately $156,000 in legal fees. The Company has filed a cross-complaint alleging, among other things, malpractice and breach of fiduciary duty. The Company intends to vigorously contest the action.

Item 2.    Changes in Securities and Use of Proceeds

         The following is a description of securities issued by the Company during the three months ended March 31, 2002 in transactions not registered under the Securities Act of 1933:

         The Company issued 13,843 shares to a single attorney for legal services rendered.

         The Company issued 2,592,000 shares to twenty-four investors in a private placement, at a price of $.10 per share.

         The Company believes each of the foregoing transactions was exempt by virtue of Section 4(2) from the registration requirement of the Securities Act of 1933.


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

                               SIONIX CORPORATION
Date:  May  15, 2002

                               By: /s/ James J. Houtz
                                  ---------------------------------------
                                  James J. Houtz , President


                               By: /s/ Robert McCray
                                  ---------------------------------------
                                   Robert McCray, Chief Financial Officer