Form 10KSB/A
period 2001-09-30
SIONIX CORP /UT/
filed 2002-07-03
CIK 764667

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                               AMENDMENT NO. 2 TO
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 2001

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSBor any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the year ended September 30, 2001 were $0.

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

         Documents Incorporated by Reference:       NONE

         Transitional Small Business Disclosure Format (Check one):
Yes  [ ]  No  [X]

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company are as follows:

Name                       Age        Position
-----                      ---        ---------

James J. Houtz              62       President, Chief Operating Officer and a
                                      Director

Robert E. McCray            65       Chief Financial Officer and a Director

Joan C. Horowitz            59       Secretary/Treasurer and a Director

Rodney Anderson             74       Director

         Mr. Houtz has been President and Chief Operating Officer of the Company since March 1998. For more than five years prior to that time he was a self-employed consultant in the areas of engineering and new product development. Mr. Houtz is married to Joan C. Horowitz, Secretary/Treasurer of the Company.

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

         Mr. Anderson has been a director of the Company since 2001. He has been President of R.J Metal Products for the past 20 years, and has been involved in the engineering and manufacturing of metal products for more than fifty years. He has also served on the board of directors of three corporations.

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

                                                 Sionix Corporation

Date: July 2, 2002                               By: /s/ James J. Houtz
                                                     ---------------------------
                                                     James J. Houtz, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                        DATE
----------                                -----                        ----

 (1) Principal Executive Officer

/S/ JAMES J. HOUTZ                 President and a Director        July 2, 2002
-----------------------
James J. Houtz

(2) Principal Financial and Accounting Officer

/S/ ROBERT MCCRAY                  Chief Financial Officer         July 2, 2002
-----------------------            and a Director
Robert McCray

(3) Directors

/S/ JOAN HOROWITZ                  Director                        July 2, 2002
-----------------------
Joan Horowitz

/S/ RODNEY ANDERSON                Director                        July 2, 2002
-----------------------
Rodney Anderson