Form 10QSB
period 2002-06-30
SIONIX CORP /UT/
filed 2002-08-13
CIK 764667

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2002

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

                              Yes [X]       No  [ ]

As of June 30, 2002, the Company had 73,298,786 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                              Yes [ ]       No  [X]

                                      INDEX

PART I          FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheet at June 30, 2002 (unaudited)

          Statements of Operations for the Periods of Three Months and Nine
            Months ended June 30, 2002 and June 30, 2001, and Cumulative from Inception (unaudited)

          Statements of Cash Flows for the Periods of Nine Months ended June 30,
             2002 and June 30, 2001, and Cumulative from Inception (unaudited)

          Notes to Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis or Plan of Operation

PART II         OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities.

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                    SIONIX CORPORATION
                              (A Development Stage Company)
                                      BALANCE SHEET
                                      June 30, 2002
                                       (Unaudited)
                                         ASSETS
                                         ------
CURRENT ASSETS:
           Cash & cash equivalents                                         $  1,118,701
           Prepaid expenses                                                      85,000
           Other receivables                                                         57
                                                                           -------------
                      Total current assets                                    1,203,758
                                                                           -------------

PROPERTY AND EQUIPMENT
           Equipment, net of accumulated depreciation of $168,348                18,062
           Patents, net of accumulated amortization of $56,047                   78,987
                                                                           -------------
                      Total Property & Equipment                                 97,049
                                                                           -------------

DEPOSITS                                                                          6,831

                                                                           -------------
                                                                           $  1,307,638
                                                                           =============


                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES:
           Accounts payable                                                $    257,199
           Accrued expenses                                                         719
           Accrued interest-related parties                                      23,409
           Notes payable-related parties                                        111,645
                                                                           -------------
                      Total current liabilities                                 392,972
                                                                           -------------

COMMITMENTS  & CONTINGENCIES

STOCKHOLDERS' EQUITY
           Common stock, $0.001 par value; 100,000,000 shares authorized;
               73,298,786 shares issued and outstanding                          72,772
           Additional paid-in capital                                        10,954,804
           Subscription receivable                                               (6,777)
           Deficit accumulated from inception                               (10,106,133)
                                                                           -------------
                      Total stockholders' equity                                914,666

                                                                           -------------
                                                                           $  1,307,638
                                                                           =============


        The accompanying notes are an integral part of these financial statements.

                                            1


                                                         SIONIX CORPORATION
                                                    (A Development Stage Company)
                                                      STATEMENTS OF OPERATIONS
                                                             (Unaudited)
                                                                                                                       CUMULATIVE
                                                                                                                     FROM INCEPTION
                                                           THREE MONTHS ENDED              NINE MONTHS ENDED           (OCTOBER 3,
                                                                 JUNE 30,                       JUNE 30,                 1994) TO
                                                          2002            2001            2002            2001        JUNE 30, 2002
                                                      -------------   -------------   -------------   -------------   -------------
REVENUES                                              $         --    $         --    $         --    $         --    $         --

EXPENSES:

General and Administrative                                 257,193         379,704         858,585         911,566       7,696,019
Research and development                                    18,510          13,136          40,810         131,387       1,257,403
Write-off of obsolete intangibles                               --              --              --              --       1,040,865
Depreciation and amortization                                4,766           4,925          14,965          23,419         369,003
                                                      -------------   -------------   -------------   -------------   -------------
                                                           280,469         397,765         914,360       1,066,372      10,363,290
                                                      -------------   -------------   -------------   -------------   -------------

OPERATING LOSS                                            (280,469)       (397,765)       (914,360)     (1,066,372)    (10,363,290)

OTHER INCOME(EXPENSE)
Interest Income                                              1,984           1,813           4,007           7,152          46,326
Interest Expense                                                --          (1,000)             --          (3,000)       (110,923)
Interest Expense-related parties                              (984)         (6,008)         (2,954)        (17,389)        (94,805)
Other expense                                                   --              --              --              --         (16,981)
Legal Settlement                                           200,000              --         331,500              --         441,986
                                                      -------------   -------------   -------------   -------------   -------------
                                                           201,000          (5,195)        332,553         (13,237)        265,603
                                                      -------------   -------------   -------------   -------------   -------------

LOSS BEFORE INCOME TAXES                                   (79,469)       (402,961)       (581,807)     (1,079,609)    (10,097,687)

Income taxes                                                    --              --             900             800           7,200
                                                      -------------   -------------   -------------   -------------   -------------

NET LOSS BEFORE EXTRAORDINARY ITEM                         (79,469)       (402,961)       (582,707)     (1,080,409)    (10,104,887)

EXTRAORDINARY ITEM -NET LOSS ON SETTLEMENT OF DEBTS        (18,864)             --          (1,246)             --          (1,246)
                                                      -------------   -------------   -------------   -------------   -------------

NET LOSS                                              $    (98,333)   $   (402,961)   $   (583,953)   $ (1,080,409)   $(10,106,133)
                                                      =============   =============   =============   =============   =============


BASIC WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING                            65,778,236      57,685,721      63,857,103      55,793,000
                                                      =============   =============   =============   =============

BASIC NET LOSS PER SHARE
                                                      $     (0.001)   $     (0.007)   $     (0.009)   $     (0.019)
                                                      =============   =============   =============   =============
DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING                            65,778,236      57,732,430      63,857,103      55,808,570
                                                      =============   =============   =============   =============

DILUTED NET LOSS PER SHARE                            $     (0.001)   $     (0.007)   $     (0.009)   $     (0.019)
                                                      =============   =============   =============   =============


                             The accompanying notes are an integral part of these financial statements.


                                                                    2


                                            SIONIX CORPORATION
                                       (A Development Stage Company)
                                         STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                                            CUMULATIVE
                                                                 NINE MONTHS ENDED        FROM INCEPTION
                                                                      JUNE 30,           (OCTOBER 3, 1994)
                                                                2002            2001      TO JUNE 30, 2002
                                                            -------------   -------------   -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                  $   (583,953)   $ (1,080,409)   $(10,106,133)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
      Depreciation and amortization                               14,965          23,419         369,003
      Amortization of prepaid consulting                         141,318         154,000         141,318
      Gain on legal settlement                                   (67,618)             --         (67,618)
      Loss on settlement of debt                                  18,864              --          18,864
      Issuance of common stock for compensation                    2,916              --       1,835,957
      Issuance of common stock for services                       13,990          45,187       1,180,210
      Issuance of common stock for contribution                   11,300              --          11,300
      Stock to be issued for services received                        --          35,115              --
      Write-down of obsolete assets                                   --              --          38,862
      Write-down of intangible assets                                 --              --       1,040,865
      Other                                                           --              --          57,351
      (Inc)/Dec of other assets                                       --              --         (30,118)
      Decrease in other receivable                                    61              --              61
      Increase in deposits                                            --              --          (6,831)
      Increase in prepaid expense                                (55,000)             --         (55,000)
      Increase in accounts payable                                83,644         170,439         297,199
      Increase in accrued interest-related party                   2,955          16,456          23,409
      Increase in accrued interest                                    --           2,992          16,982
      Inc/(Dec) in accrued expense                              (110,098)        (11,767)            722
                                                            -------------   -------------   -------------
  Total Adjustments                                               57,297         435,841       4,872,536
                                                            -------------   -------------   -------------
      Net cash used in operating activities                     (526,656)       (644,568)     (5,233,597)
                                                            -------------   -------------   -------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Sale (purchase) of certificate of deposit                  140,000         (40,000)             --
      Purchase of patents                                             --              --        (135,033)
      Purchase of equipment                                           --         (11,045)       (225,272)
                                                            -------------   -------------   -------------
      Net cash provided by (used in) investing activities        140,000         (51,045)       (360,305)
                                                            -------------   -------------   -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of notes to related party                --          15,943         345,773
      Payments of notes to related party                         (45,000)             --         (80,197)
      Issuance of common stock for cash                        1,528,530         193,000       6,447,027
      Receipt of cash for stock to be issued                          --         392,500              --
                                                            -------------   -------------   -------------
      Net cash provided by financing activities                1,483,530         601,443       6,712,603
                                                            -------------   -------------   -------------

 Net Increase (decrease) in cash & cash equivalents            1,096,874         (94,170)      1,118,701

 CASH & CASH EQUIVALENTS, BEGINNING BALANCE                       21,827         279,999              --
                                                            -------------   -------------   -------------

 CASH & CASH EQUIVALENTS, ENDING BALANCE                    $  1,118,701    $    185,829    $  1,118,701
                                                            =============   =============   =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
      Stock issued for consulting services                  $     13,990    $    308,000    $    556,398
                                                            =============   =============   =============
      Acquisition of intangible for debt                    $         --    $         --    $  1,185,475
                                                            =============   =============   =============
      Conversion of debt to equity                          $     40,000    $         --    $  1,309,247
                                                            =============   =============   =============

CASH PAID FOR:
      Interest                                              $         --    $         --    $      2,134
                                                            =============   =============   =============
      Income Tax                                            $        900    $         --    $      7,200
                                                            =============   =============   =============

                The accompanying notes are an integral part of these financial statements.

                                                     3

                                                              SIONIX CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement became effective January 1, 2002.

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

                                                              SIONIX CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The adoption of above pronouncements, did not materially impact the Company's financial position or results of operations.

NOTE 4 - COMMON STOCK

During the nine months period ended June 30, 2002, the Company issued 9,617,000 shares of common stock for cash at a price of $.10 per share including 100,000 shares for the cash of $10,000 received in the prior year. 100,000 shares of common stock were issued for contribution at a price of $.11 per share. The Company issued 18,838 shares for compensation to an employee at $.15 per share. The Company issued 92,929 shares for services received totaling $13,990. The Company issued 639,509 shares in the first quarter for debts of $103,294 settled in the prior year. The Company issued 400,000 shares for settlement of legal fees of $40,000.

The Company entered into an agreement with Starz Investments Limited, a Belize company, to issue and sell up to 7,000,000 shares of the Company's common stock in an offshore transaction under Regulation S. The per share purchase price is 40% of the bid price of the Company's shares of common stock as quoted or the OTC Bulletin Board for the five consecutive trading days immediately preceding the date the purchase order is received by the Company. During the third quarter ended June 30, 2002, the Company issued 6,648,613 shares of common stock under this arrangement and received cash amounting to $566,832 and recorded a subscription receivable of $6,777.

According to a legal settlement, the Company cancelled 7,533,701 shares of common stock issued to the former president and the director (Note 7). No gain or loss was recorded from this transaction since the transaction was recorded at par value at the time of issuance and reversed the recording of the issuance of the stock at par value.

NOTE 5 - EARNINGS PER SHARE

Earnings per share for the three month and nine month periods ended June 30, 2002 and 2001 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Shares to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Weighted average number of shares used to compute basic and diluted loss per share is the same in 2002 since the effect of dilutive securities is anti-dilutive.

NOTE 6 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the period ended June 30, 2002 presentation.

                                                              SIONIX CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - LEGAL SETTLEMENTS

A malpractice case brought by the Company against its former counsels, Wenthur and Chachas was settled in January 2002. The court granted $20,000 to the defendants. The Company has recorded $50,000, the difference of $70,000 previously recorded expense and the settlement amount, as a gain on settlement, in the financial statement.

An action filed by the Company for professional negligence, malpractice, breach of fiduciary duty and breach of contract against Gilliam, Duncan & Harms, its previous patent counsel was settled in June 2002. The complaint alleged that the patent attorneys represented the Company and Jack Moorehead, former President of the Company, contemporaneously and failed to advise the corporation of the inherent conflict of interest in representing both parties. The action further alleged the patent attorneys aided Moorehead and others in misappropriating the Company's intellectual property and trade secrets. The action went to trial, and in December 2001 a minute order was issued announcing a judgment in favor of Sionix against the defendants. Harms filed a voluntary bankruptcy on December 27, 2001. Sionix filed a Complaint in the U.S. bankruptcy court, alleging claims against Harms and disputing the dischargeability of the debts owed by Harms to Sionix. Upon settlement agreement, the Company received $200,000 as a full and final settlement for this Complaint. The Company has recorded this settlement amount of $200,000 as a gain on settlement in the financial statement.

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

EXTRAORDINARY GAIN/LOSS:

The lawsuit which was filed by the Company against its former President, Dascore, LLC, an entity controlled by the former President and in a business related to that of the Company; and a former officer and director of the Company (the "Defendants"), was settled. The Company alleged, that the Defendants had
(1) infringed on certain patents owned by the Company, through knowledge gained in their former positions; (2) sold or attempted to sell technology owned by the Company and covered by patents; (3) conspired to convert technology, money and equipment owned by the Company to pay personal expenses, and (4) defrauded the Company and breached their fiduciary duties in connection with their departure by retention of property owned by the Company. As a result of this settlement, the Company recorded a receivable of $79,999 for the settlement award. The Company recorded $17,618 as an extraordinary gain for the reduction amount of note payable as per the settlement in the three-month period ended March 31 2002. In addition, all outstanding stock held by the defendants were returned.

The Company issued 400,000 shares of restricted common stock for settlement of legal fees of $40,000. The difference between the value of the stock of $58,864 at the time of the agreements and the debt of $40,000 was recorded an extraordinary loss of $18,864 in the three month period ended June 30, 2002.

Item 2.     Management's Discussion and Analysis or Plan of Operation

General
-------

         Results of Operations (Three Months Ended June 30, 2002 Compared to
         -----------------------------------------------------------------------
Three Months Ended June 30, 2001).
--------------------------------------

         General and administrative expenses in the three months ended June 30, 2002 decreased by $122,511, from $379,704 in the prior period to $257,193 in the current period. The decrease is principally due to decreased legal fees in the current period because of the resolution of various litigation matters during the preceding quarter. Research and development costs increased by $5,374, from $13,136 during the quarter ended June 30, 2001 to $18,510 during the current quarter. Net loss for the quarter decreased by $304,628. This decrease was principally due to income from a legal settlement and the decreased general and administrative expenses during the period.

        Liquidity and Capital Resources.
        -------------------------------

         On June 30, 2002, the Company had cash and cash equivalents of approximately $1,118,701. The principal source of liquidity has been sales of securities and, to a lesser extent, the settlement of legal claims. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities and other financing activities, plus possible cash flow from operations towards the end of the fiscal year, will be sufficient to finance the Company's operations. However, the Company has no commitments for financing, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the fiscal year.

         As of June 30, 2002, the Company had an accumulated deficit of $10,106,133. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         The Company was the plaintiff in an action for professional negligence, malpractice, breach of fiduciary duty and breach of contract against Gilliam, Duncan & Harms, its previous patent counsel (San Diego County Superior Court, Case No. GIC754391). The complaint alleged that the patent attorneys represented the Company and Jack Moorehead, former President of the Company, contemporaneously and failed to advise the corporation of the inherent conflict of interest in representing both parties. The action further alleged the patent attorneys aided Moorehead and others in misappropriating the Company's intellectual property and trade secrets. The action went to trial, and in December 2001 a minute order was issued announcing a judgment in favor of Sionix against the defendants in the amount of $525,962. In June of 2002 the case was settled by payment of $200,000 in cash to the Company.

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

Item 2.    Changes in Securities and Use of Proceeds

         The following is a description of securities issued by the Company during the three months ended June 30, 2002 in transactions not registered under the Securities Act of 1933:

         The Company issued 6,648,613 shares of Common Stock for cash to a group of investors outside the United States, based on a price equal to 40% of the bid price of the Company's Common Stock for the preceding five trading days. The Company believes this issuance was exempt from the registration provisions of the Securities Act of 1933 by virtue of Regulation S promulgated thereunder.

         Also, during the period the Company issued 6,025,000 shares to twenty-one investors, most of whom were existing shareholders of the Company, in a private placement. The Company believes this private offering was exempt from the registration requirement of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

                  99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)   Reports on Form 8-K

               None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SIONIX CORPORATION
Date:  August 13, 2002

                               By: /s/ James J. Houtz
                                  ---------------------------------------
                                  James J. Houtz , President

                               By: /s/ Robert McCray
                                  ---------------------------------------
                                   Robert McCray, Chief Financial Officer