Form 10KSB
period 2002-09-30
SIONIX CORP /UT/
filed 2002-12-10
CIK 764667

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 2002

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer's revenues for the year ended September 30, 2002 were $0.

        The aggregate market value of the voting stock held by non-affiliates as of September 30, 2002, computed based on the closing price reported on the OTC Bulletin Board, was $23,268,716.

        As of December 1, 2002, there were 76,008,153 shares of Common Stock of the issuer outstanding.

        Documents Incorporated by Reference:       NONE

       Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         Sionix designs and has commenced production and active marketing of water treatment systems for improvement of the treatment of water for municipalities, wastewater treatment, and industrial wastewater. Prior to commencement of production in late 2002, the Company's principal activities have been in the areas of research, development and testing of its products. The Company was incorporated in Utah in 1996, and its executive offices and principal operations are located at 9272 Jeronimo Road, Irvine, California 92618. Its telephone number is (949) 454-9283, and its website is located at www.sionix.com.

INDUSTRY BACKGROUND

         DEMAND FOR CLEAN WATER. Only about three percent of the world's water is fresh water, and most of that is frozen in ice and snow, leaving only 0.6 percent of all the world's water to be used for human consumption, including agricultural uses. Some of this water can be used again, after it is cleaned. But about 70 percent of all fresh water is used for irrigation, and most of this cannot be recycled. In the U.S. about 30 percent of all irrigation water is groundwater pumped from the High Plains aquifer, now drawn down so far that it will take thousands of years to recharge it naturally. Approximately twenty percent of the fresh water goes to industrial uses, leaving only about ten percent for domestic drinking, cooking, and sanitation. Accordingly, the purification and treatment of municipal drinking water and wastewater to eliminate contaminants injurious to health and the environment is a worldwide concern.

         The water purification industry is highly fragmented, consisting of many companies involved in various capacities, including companies that design fully integrated systems for processing millions of gallons of water for municipal, industrial, and commercial applications. It is estimated that water supply businesses generate approximately $400 billion in revenue worldwide annually. Demand for water purification has continued to grow due to economic expansion, population growth, scarcity of usable water, concerns about water quality and regulatory requirements. Drinking water, regardless of its source, may contain contaminants that can affect the health of consumers. Although municipal agencies and water utilities in the United States are required to provide drinking water which complies with the U.S. Safe Drinking Water Act, the water supplied to homes and businesses from municipalities and utilities may contain high levels of bacteria, toxins and parasites, as well as high levels of chlorine used to eliminate contaminants. The quality of drinking water outside the United States and other industrialized countries is ordinarily much worse, with high levels of contaminants and often only rudimentary purification systems. In the industrialized world, water quality is often compromised by pollution, aging municipal water systems, and contaminated wells and surface water. In addition, the specter of terrorism directed at intentional contamination of water supplies has heightened awareness of the importance of reliable and secure water purification. The importance of effective water treatment is also critical from an economic standpoint, as health concerns and impure water can impair consumers' confidence in food products, and discharge violations can result in significant fines and penalties from regulatory agencies.

         There are approximately 197,060 public rural water districts in the United States. The great majority (94%, or more than 185, 000) of these are considered small to medium-sized public water systems, which support populations of fewer than 10,000 people. On the local level, reports from the Environmental Protection Agency (EPA) list 5,000 to 10,000 of 55,000 communities in the U.S. that are currently in violation of the Safe Drinking Water Act at any given time. Those numbers are expected to increase, as more stringent EPA rules are implemented for small public water systems Those numbers are expected to increase, as more stringent EPA rules are implemented for small public water systems. The Association of Metropolitan Water Agencies estimates that $2 trillion will be needed over the next twenty years for repair, rehabilitation, operation, and maintenance of the U.S. water and wastewater treatment infrastructure. Based on market surveys by the American Water Works Association
(AWWA) and leading engineering-firms, the Company believes that water districts using sand-anthracite filters cannot meet the new US-EPA Surface Water Treatment Rules without massive installations of on-site chemical filter aids and disinfection equipment, such as ozone or ultraviolet.

         On an international level, water supply issues are viewed by many as the next global crisis; while the quantity of available fresh water is relatively fixed, the world population and demand for water is increasing. A World Bank report predicts worldwide expenditures to augment water reserves will exceed $600 billion over the next decade, as demand outstrips available supplies due principally to agricultural development.

         The market for the treatment and purification of drinking water and the treatment, recycling and reuse of wastewater has shown significant growth as world demand for water of specified quality continues to increase and as regulations limiting waste discharges to the environment continue to mount. In 1995, the world spent an estimated $335 billion for the purification of drinking water, wastewater treatment and treatment of industrial process water and fluids.

         EXISTING PURIFICATION SYSTEMS. Until the early twentieth century, municipal water supplies consisted of flowing water directly from the source to the end user with little or no processing. In the late 19th and early 20th century, most larger municipal water systems instituted a form of filtration called "slow sand filtration" to enhance the clarity and esthetics of delivered waters. These municipal water filtration systems, however were extremely large plants that are typically excavated into the landscape of the facility. The surface area required for these filters could vary widely depending on the input quality of the water; generally, this involves extremely large areas or footprints. In a typical treatment facility, the first step adds to the raw incoming water a substance which causes tiny, sticky particles (called "floc") to form - these attract dirt and other particles suspended in the water. This process of coagulation results in the heavy particles of dirt and floc clumping together and falling to the bottom. These heavier particles form sediment which is siphoned off, leaving the clearer water, which passes on to filtration. The most common filtration method is known as "slow sand" or sand-anthracite, in which the water flows into large shallow beds and passes down through layers of sand, gravel and charcoal. The final process is disinfection, which is intended to kill bacteria or other microorganisms left in the water and leave a residual to keep the water safe through the delivery pipes to the customer. Chlorine is the most commonly employed disinfectant, although chloramine, ozone, and ultraviolet (UV) are also used.

         Today's trend in water filtration, due to the higher demands for water and the reduction in clean or relatively clean source waters, is to clarify and heavily filter all municipal water supplies. The smaller municipalities will also be required to meet the added water quality goals of the larger systems and will require the infrastructure to do so. Smaller municipalities ordinarily do not have the technical or financial resources required to design build and operate systems that will meet the new water quality criteria.

         While "slow sand" filtration is by far the most common treatment method used in the United States, it has serious drawbacks. The treatment facilities themselves occupy large tracts of land. The filtration beds are large, shallow in-ground concrete structures, often hundreds of feet long to accommodate large volumes of water. The water being filtered must remain in these beds for a comparatively long time (known as "residence time") in order for low density materials to settle out. The sand and charcoal filtering medium rapidly becomes saturated and clogged. The bed must then be taken off-line and back-flushed, which uses large volumes of water - water which becomes contaminated and is therefore wasted. Additional settling ponds are necessary to "de-water" this waste by evaporation so that the dried solids may be hauled to a landfill.

         The average life expectancy of a treatment plant is about 20 years, after which they must be extensively renovated. Population growth necessitates enlarging old facilities or building new ones, occupying still more valuable land. This process requires lengthy environmental impact studies, long design periods, and complex financing programs to fund costly construction budgets, as lead times usually stretch out for years.

         Aside from cost and logistical issues, however, there are many pathogens resistant to chlorine or small enough to pass through these existing methods of filtration. Illnesses such as hepatitis, gastroenteritis, Legionnaire's Disease, as well as increasingly pervasive chemical contaminants, have become increasingly common.

         One of the more difficult of these problems is monitoring and providing a barrier against microscopic protozoan parasites such as cryptosporidium (3-4 microns in size) and Giardia lamblia oocysts (5-7 microns). These common organisms exist naturally in the digestive systems of livestock and wild animals, and end up in lakes and streams. They have caused severe illness in millions of people in the United States. Conventional "slow sand" water filtration beds, used in most of the nation's public water districts, will not filter out these parasites - the best treatment facilities are only able to remove particles larger than 10-15 microns.

         In recent years, there have been several serious public health emergencies caused by microbes breaking through the filtration barrier in treatment facilities. When ingested, they can cause diarrhea, flu-like symptoms and dehydration. In persons with immune system impairment, the illness can be life-threatening. In 1993, over 400,000 people in Milwaukee, Wisconsin became ill and about 100 people died during a failure in the drinking water filtration system.

         Most bodies of surface water in the United States, many of which supply drinking water, are contaminated with these organisms. They are extremely resistant to disinfection, and increasing disinfectant levels in the attempt to kill them creates a new set of problems. Disinfectants such as chlorine can react with organic matter in the water to form new chemicals known as "disinfection byproducts". These byproducts, of which trihalomethanes (THM's) are the most common, are thought to be health-threatening and possibly cancer-causing. Recent modifications in the EPA-SDWA regulations have addressed minimum acceptable levels of THM's. Therefore, physical removal of the organisms from the water is vitally important to their control.

         The challenge of removing organic matter from water has been at the crux of water treatment since antiquity. Organic matter causes water to be cloudy (turbidity). High levels of turbidity can indicate the presence of pathogens and signal that the filtration process is not working effectively. The presence of high levels of organic matter makes disinfection more difficult and clogs filter media, causing long back flush cycles, which in turn increases the volume of back flush waste-water. In a typical treatment plant, this back flush water can account for up to 20 percent of the raw water volume flowing through the facility.

         Other filtration methods, such as reverse osmosis and activated charcoal, may be required to remove contaminants such as organic and inorganic chemicals, salts, color, odors, and viruses. However, they too are clogged quickly by organic particles in the water. These filter media are comparatively expensive - frequent back flush cycles drastically shorten filter life, thereby increasing the cost of treatment.

         THE COMPANY'S STRATEGY. The Company was formed to develop advanced water treatment technology for public and private potable drinking water systems and wastewater treatment systems, as well as industrial systems, in order to address these issues. In the United States alone there are approximately 200,000 public rural water districts, the great majority of which serve populations of less then 10,000. The Company believes that a substantial portion of these districts operate in violation of the U.S. Safe Drinking Water Act, and those numbers are expected to increase as more stringent Environmental Protection Agency rules for small public water systems become effective. In addition, urbanization in the third world and the spread of agricultural activities has increased the demand for public water systems. The company has initially targeted (1) small to medium public water districts that provide communities with drinking water or sewage treatment service and (2) water reclamation systems of commercial-industrial clients that create and dispose of contaminated wastewater.

          The Sionix system is a sealed unit, thus preventing tampering or incursion by bio-terrorism or airborne contaminants due to the steel container in which the Sionix system is assembled. Should catastrophic damage be incurred, a replacement unit may be installed within a few days rather than many months or years with in-ground systems.

PRODUCTS AND TECHNOLOGY

         DISSOLVED AIR FLOTATION. Dissolved air flotation, or DAF, has been used in water and wastewater treatment for more than eighty years, primarily in Europe. Some of the first systems installed in the 1920's are still in operation in Scandinavia. The DAF method involves injecting microscopic bubbles of air under pressure into the water being treated. The air molecules bond with organic matter in the water, and because of their lightness, the clumps float to the surface, where they are skimmed away. Over the eight decades this technology has been utilized, various improvements have been made in the technology. Until recently, it has not been utilized widely in the United States, and then primarily for wastewater treatment.

         SIONIX DAF-225 WATER TREATMENT SYSTEMS. The dissolved air flotation system developed by Sionix employs patented technology. It removes upwards of
99.5 percent of the organic particles in water, and provides an absolute barrier against microbial contaminants such as cryptosporidium and Giardia lamblia. Each DAF-225 Water Treatment System is a highly efficient, self-contained water treatment system or pre-treatment process using ordinary air, with minimal chemical filter aids. This helps ordinary filters meet new USEPA Safe Drinking Water Act regulations. Our goal is to provide effective, practical and economical solutions to problems caused by pollution and toxic chemicals that seriously threaten public health and our environment. Sionix's systems significantly reduce the risk of bacterial or parasitic contamination, particularly cryptosporidium, giardia, and e-coli, with minimal or no disinfecting by-products. Our systems are designed for quick installation, easy access for simple maintenance and are cost-effective for even the smallest water utilities or commercial applications. This technology is designed to support public water treatment plants, sewage treatment plants, water reclamation facilities, commercial air conditioning cooling towers, emergency water systems for floods, earthquakes and other natural disasters. The Sionix system occupies a small footprint, is self-contained and portable. Equally important, in most cases, it does not require costly and time consuming environmental studies.

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

        By reducing turbidity to extremely low levels, the Sionix system remediates against disinfection byproducts such as Trihalomethanes (THM's). Used in conjunction with filtration or disinfection technology which may be required by specific raw water conditions, it reduces back-flushing cycle times, thereby lengthening the life of post-DAF equipment.

         Completely modular, the Company customizes each system installation with filtration and disinfection options appropriate for the user. The entire unit is built into a standard thirty-foot or forty-foot ISO transportable container, making it easy to move by truck, train, plane, helicopter, or ship. Standard configuration includes a small control and testing laboratory located in the front of the container. The addition of a generator module makes the system self-powered. The customer can operate and control the entire system from a remote site via hardwired or wireless communications.

         Sionix builds its systems for quick installation (typically under 48 hours) and ease of maintenance. A comprehensive service and maintenance program (part of all equipment leases) includes a standard upgrade path.

         A single unit will produce a minimum of 200 gallons of potable water per minute (about 288,000 gallons per day), enough for a community of 2,400 people and its infrastructure - which is about 500-600 homes in the United States, based on U.S. Government guidelines. It is important to note that per capita usage of water in the U.S. is among the highest in the world. Two or more units can be ganged together for increased capacity.

         The Sionix water purification systems are ideal for small to medium-sized potable water treatment utilities. They serve equally well in commercial/industrial uses where incoming process water must be treated to high levels of purity, or wastewater must be decontaminated before discharge. The products also address water quality issues faced by commercial and industrial facilities that process water or produce toxic wastewater, such as food and beverage processing plants, dairy products facilities, and fresh water aquaculture installations, such as fish farms.

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

MARKETING AND CUSTOMERS.

         THE MARKET. The potable water market includes residential, commercial, and food service customers. Demand is driven both by consumers' desire to improve the taste and quality of their drinking water and by the expanded concern of regulatory agencies. Water safety concerns have driven the growth of the consumer bottled water market to over $2 billion in the United States, as well as the growth in the water filtration market.

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

         In the United States, the Company plans to initially target the established base of small to medium water providers, as well as industrial users (such as the dairy industry, meat and poultry producers, cruise ship operators, food and beverage processors, pharmaceuticals, cooling tower manufacturers and oil and gas producers)and disaster relief agencies with a need for a clean, consistent water supply. Outside the United States, the Company plans to market principally to local water systems and international relief organizations.

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

         Pilot study requirements and potential adverse environmental effects can generally be more easily addressed with Sionix' prepackaged plant approach. The company's initial approach to the market place is to supply the best of practice process for the largest number of water types encountered. The following is a brief description of the types of customers to be targeted:

                  DOMESTIC WATER UTILITIES. Domestic Water UtilitiesThere are approximately 197,060 public rural water districts in the United States. The great majority (94%, or more than 185,000) of these are considered small to medium-sized public water systems, which support populations of fewer than 10,000 people. Reports of the EPA in the Federal Registry list over 50,000 communities in the United States that are currently in violation of the Safe Drinking Water Act. These numbers are expected to increase, as more stringent EPA rules for small public water systems become effective. Many of these systems do not have the financial capability to reach compliance with these rules. The burden of acquiring additional land, the time and money involved in environmental impact studies, and the actual construction costs of extensive, permanent in-ground facilities have created a situation where it is extremely difficult for many of these utilities to come into compliance.

                  The Company believes that the Sionix system can provide a comprehensive solution for these utilities. It avoids most of the above problems, occupies a small footprint, is self-contained and portable. Equally important, in most cases, it does not require costly and time consuming environmental studies.

                  INDUSTRIAL WASTEWATER PURIFICATION. INDUSTRIAL WASTE-WATER PURIFICATIONMany industries use water in their manufacturing process which results in contamination. This wastewater must be treated and purified before it can be reused or released into the ocean or streams. Principal markets are: pharmaceutical manufacturers, producers of paper products, the dairy industry, and silicon chip manufacturers. The small footprint, low cost, and predictably efficient output of the Sionix DAF system make it an excellent choice for customers in these markets.

                  FOOD AND BEVERAGE INDUSTRY. FOOD AND BEVERAGE INDUSTRYThe production of beer and wine, soft drinks, and food products require water of a specific purity that must be controlled and monitored as part of the production process. The food service industry has an increasing need for consistent global product quality. Food service includes water used for fountain beverages, steam ovens, coffee and tea. Specifically, restaurants have become increasingly aware of the need for water filtration to control the taste and quality of the water used in their businesses. The Sionix DAF system is well adapted to this need; its built-in SCADA (Supervisory Control and Data Acquisition) monitoring system enables real-time control over process water purity.

                  HEALTHCARE INDUSTRY. HEALTHCARE INDUSTRYHospitals require clean, uncontaminated water for their normal day-to-day operations. They also produce contaminated water that may require treatment before being reused or released. The Sionix DAF system will process waste-water to a specific and controlled purity. The systems can be used to filter water going into or coming out of use. In such exacting situations, the customer may be able to reuse contaminated water or ensure decontamination before discharge.

                  WASTEWATER UTILITIES (SEWAGE TREATMENT). WASTE-WATER UTILITIES (SEWAGE TREATMENT)The Sionix DAF system will treat any degree of contamination. Sewage overflows are a major problem in many communities. The DAF unit can function as a cost-effective emergency alternative to mitigate the problem of overflows.

                  MILITARY MARKETS. Military MarketsRapid deployment of large numbers of troops requires a reliable water supply on short notice, often under very arduous conditions. Also, permanent military facilities frequently lack a predictably pure water supply. Challenges include the threat of unexpected contamination by dirt, chemicals, or other foreign material. The ease of transport, speed of setup, and high reliability of the Sionix DAF unit should serve this market. Furthermore, the Sionix system is a sealed unit, thus preventing tampering or incursion by airborne contaminants. The steel ISO container in which the Sionix system is built also protects it from small arms' fire. Bacterial contaminants are removed by the DAF system, and customized barriers can be added for special situations.

                  THIRD-WORLD MARKETSTHIRD-WORLD MARKETS. In addition to the domestic market, fast spreading urbanization in third-world countries has created a growing demand for public water systems. Most of the fatal waterborne illnesses occur in these countries. Industrial and agricultural contamination of water supplies is epidemic because environmental controls are neither adequate nor well enforced. The need for affordable and easily installed water purification systems which will remove pernicious bacterial and parasitic contamination of ground and surface water supplies is extensive, as documented in the United Nations report, "The Global Water and Sanitation Assessment 2000."

                  EMERGENCIES AND NATURAL DISASTERS. EMERGENCIES AND NATURAL DISASTERSDuring natural disasters such as earthquakes, floods, hurricanes, and tornadoes, it is the role of the National Guard and the Federal Emergency Management Agency (FEMA) to assist local authorities with emergency services. Damage to local utilities can disrupt the drinking water supply and cause the failure of wastewater (sewage) treatment plants. The Sionix system can help address both of these problems. The system is completely self-contained, can be easily transported from place to place, is highly efficient, and can be equipped with its own power package.

                  DESALINIZATIONDesalinization. Reverse osmosis (RO) is among the most efficient desalinization processes available today. An RO desalinization system requires prefiltration to reduce clogging of the filter membrane by organic matter. Placed in front of an RO filter unit in a desalinization system, the Sionix DAF unit will greatly lengthen the time between costly back-flushes and prolong the life of the RO filters.

       MARKETING. Sionix plans to market its products through participation in industry groups, selected advertising in specialized publications, trade shows, and direct mail. Ultimately, each of the first 20-plus systems built will be a reference site for one of the primary market segments. Sionix initially will utilize in-house marketing in conjunction with outsourced marketing consultants. For worldwide marketing, discussions are currently underway with established marketing firms in Singapore (for the Pacific Rim) and in Mexico.

PATENTS

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

COMPETITION

         The Company's products will compete with other producers of water filtration and purification equipment, such as U.S. Filter and Cuno, Inc., many of which are more established and have significantly greater resources. The Company will also compete with large architectural/engineering firms that design and build water treatment plants and waste water facilities. In addition to conventional methods such as chlorination and ozonation, the Company's products may also compete with other new technologies for water filtration. Competitive factors include system effectiveness, operational cost, practicality of application, pilot study requirements and potential adverse environmental effects. In competing in this marketplace, the Company will have to address the conservative nature of public water agencies and fiscal constraints on the installation of new systems and technologies.

REGULATORY MATTERS

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

         In 1974, the Safe Drinking Water Act (SDWA) was passed. It empowered the EPA to set maximum levels of contamination allowable for health-threatening microbes, chemicals, and other substances which could find their way into drinking water systems, and gave the agency the power to delegate enforcement.

         By 1986, Congress was dissatisfied with the speed with which the EPA was regulating and enforcing contaminant limits. The SDWA revision that year set rigid timetables for establishing new standards and ordered water systems to monitor their supplies for many substances not yet regulated by EPA standards. Additionally, it limited polluting activities near public groundwater wells used as drinking water sources - an acknowledgment of the growing threat to underground water supplies. It named 83 contaminants and set out a program for adding 25 more every three years, as well as specifying the "best available technology" for treating each contaminant.

         The timetable for imposing these regulations was rigid and tended to treat all contaminants as equally dangerous, regardless of relative risk. The cost to water districts for monitoring compliance became a significant burden - especially to small or medium-sized districts. The 1986 law authorized the EPA to cover 75 percent of state administrative costs, but in actuality, only about 35 percent was funded. By 1993, the EPA reported that more than 16,000 community systems were out of compliance with the act, but state regulators had taken enforcement action against fewer than 9 percent of the violators.

         Congress updated the SDWA again in 1996, improving on the existing regulations in two significant ways. First, they changed the focus of contaminant regulations to reflect the risk of adverse health effects, the rate of occurrence of the contaminant in public water systems, and the estimated reduction in health risk resulting from regulation. Along with this, a thorough cost-benefit analysis must be performed by the EPA, with public health protection the primary basis for determining the level at which drinking water standards are set. Second, states were given greater flexibility to implement the standards while arriving at the same level of public health protection. In addition, a revolving loan fund was established to help districts build necessary improvements to their systems.

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

RAW MATERIALS

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

EMPLOYEES

         The Company has four full-time employees, none of whom are covered by any collective bargaining agreement. The Company considers its relationship with its employees to be good.

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

ITEM 3. LEGAL PROCEEDINGS.

         During the 2002 fiscal year the Company settled an action it had filed against its former President, an entity controlled by him, and certain others, arising out of alleged infringement of certain patents and technology owned by the Company and related issues. The settlement involved, among other things, the cancellation of 7,533,701 shares of Common Stock of the Company held by the defendants; these shares were cancelled during 2002. Certain of the defendants are appealing the settlement, and the appeal is pending. In a related matter, one of the defendants has filed a motion that seeks to have the Company pay damages of up to $100,000 in connection with a restraining order that the Federal court previously issued against him. The Company has posted the potential maximum liability of $100,000 as security bond. This claim is on hold until the appeal described above is resolved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Inapplicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is listed and traded on the OTC Bulletin Board under the symbol "SINX". The following table represents the high and low closing prices for the Company's common stock for each quarter of the two fiscal years ended September 30, 2002.

         Fiscal 2002                        High             Low
         -----------                        ----             ---

         First Quarter                      $.21            $.12
         Second Quarter                      .27             .13
         Third Quarter                       .27             .14
         Fourth Quarter                      .44             .30

         Fiscal 2001                        High             Low
         -----------                        ----             ---

         First Quarter                      $.88            $.23
         Second Quarter                      .47             .19
         Third Quarter                       .45             .12
         Fourth Quarter                      .34             .19

         There were 1,017 holders of record of the Company's common stock as of September 30, 2002. The Company has never declared or paid any cash dividend on its shares of common stock.

         During the fiscal year ended September 30, 2002, the Company issued (i) 9,667,000 shares of Common Stock to private investors for cash, at a price of $ ..10 per share, to private investors, many of whom were existing shareholders of the Company, (ii) 100,000 shares to private investors for cash in a private placement received in the prior fiscal year, (iii) 100,000 shares for a cash contribution of $11,300, (iv) 18,838 shares for compensation to an employee,
(iv) 639,509 shares in cancellation of obligations totaling $103,294, which had taken place in the prior year, and (iv) 13,843 shares to a single attorney for legal services rendered. In September of 2002, in connection with establishing an equity line of credit with an investor, the Company issued 935,484 shares of common stock to the investor and 32,258 shares to an investment firm.

         The Company believes all of such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4 (2) thereof and Regulation D thereunder.

         In addition, during the fiscal year the Company issued 6,648,613 shares of Common Stock for cash to a group of investors outside the United States, based on a price equal to 40% of the bid price of the Company's Common Stock for the preceding five trading days. The Company believes this issuance was exempt from the registration provisions of the Securities Act of 1933 by virtue of Regulation S promulgated thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         GENERAL. As of September 30, 2002, the Company had an accumulated deficit of $10,765,489. It can be expected that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control.

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

         RESULTS OF OPERATIONS (YEAR ENDED SEPTEMBER 30, 2002 COMPARED TO YEAR ENDED SEPTEMBER 30, 2001). During the 2002 fiscal year the focus of the Company's efforts was on preparation for commencement of manufacturing and distribution of its products, including the DAF (Dissolved Air Flotation), Automatic Back-Flush Filtration System, O-Zone Mixing Chamber and other related products.

         The Company is continuing its engineering focus on hardware and water filtration equipment. The Company has completed testing, and has previewed its products with experienced treatment plant managers and certified operators to gauge their level of acceptance. Also, the Company has arranged for lease and maintenance financing for its product lines.

         For the year ended September 30, 2002, the Company reported a loss of $1,243,309, or $.02 per share. This compares with a loss of $1,353,429, or $.02 per share for the year ending September 30, 2001. The slight decrease in the net loss is principally due to substantially reduced research and development expenses, as the Company has largely completed the research and development of its principal products. This was offset to a degree by increased general and administrative expenses, as well as a one-time writedown of intangible assets relating to patents.

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

         LIQUIDITY AND CAPITAL RESOURCES. On September 30, 2002, the Company had cash and cash equivalents of approximately $457,229. The principal source of liquidity has been sales of securities and, to a lesser extent, the settlement of legal claims. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities and other financing activities, plus possible cash flow from operations during the 2003 fiscal year, will be sufficient to finance the Company's operations. However, the Company has no commitments for financing, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the fiscal year.

         As of September 30, 2002, the Company had an accumulated deficit of $10,765,489. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

         GOING CONCERN OPINION. We currently have insufficient assets to continue our operations, unless we secure additional financing. As a result of our recent losses, negative cash flows from operations, and accumulated deficits at September 30, 2002, there is doubt about the Company's ability to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS

                               SIONIX CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report...........................................16

Balance Sheet..........................................................17

Statements of Operations...............................................18

Statements of Stockholders' Deficit....................................19

Statements of Cash Flows...............................................22

Notes to the Financial Statements......................................23

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Sionix Corporation

We have audited the accompanying balance sheet of Sionix Corporation (a Utah corporation) as of September 30, 2002 and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sionix Corporation as of September 30, 2002, and the results of its operations and its cash flows for the years ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficit accumulated from inception amounting $10,765,489 at September 30, 2002 including a net loss of $1,243,309 incurred in the year ended September 30, 2002. These factors as discussed in Note 11 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS
Fountain Valley, California
November 25, 2002


                                    SIONIX CORPORATION
                               (A Development Stage Company)
                                       BALANCE SHEET
                                    SEPTEMBER 30, 2002


                                          ASSETS
                                          ------

CURRENT ASSETS:
           Cash & cash equivalents                                            $    457,229
           Prepaid expense                                                         206,994
           Other receivable                                                            132
                                                                              -------------
                     Total current assets                                          664,355

PROPERTY AND EQUIPMENT, NET                                                         28,400

OTHER ASSETS
           Restricted cash                                                         100,000
           Deposits                                                                  6,831
                                                                              -------------
                     Total other assets                                            106,831
                                                                              -------------
                                                                              $    799,586
                                                                              =============


                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES:
           Accounts payable                                                   $     78,553
           Accrued expenses                                                          3,517
           Accrued interest-related parties                                         24,404
           Notes payable-related parties                                            96,645
                                                                              -------------
                     Total current liabilities                                     203,119

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
           Common stock, $0.001par value ;100,000,000 shares authorized;
               74,540,411 shares issued and outstanding                             74,540
           Additional paid-in capital                                           11,074,334
           Shares to be issued                                                     300,000
           Unamortized consulting fees                                             (86,918)
           Deficit accumulated from inception                                  (10,765,489)
                                                                              -------------
                     Total stockholders' equity                                    596,467
                                                                              -------------
                                                                              $    799,586
                                                                              =============

        The accompanying notes are an integral part of these financial statements.


                                              SIONIX CORPORATION
                                         (A Development Stage Company)
                                           STATEMENTS OF OPERATIONS

                                                                                                         CUMULATIVE
                                                                                                       FROM INCEPTION
                                                                                                    (OCTOBER 3, 1994) TO
                                                                           YEAR ENDED SEPTEMBER 30,     SEPTEMBER 30
                                                                            2002             2001            2002
                                                                       -------------    -------------   -------------
REVENUES                                                               $          -     $          -    $          -

EXPENSES:

General and administrative                                                1,383,876        1,242,497       8,221,310
Research and development                                                     68,550          176,847       1,285,143
Impairment of intangible assets                                              76,736                -       1,117,601
Depreciation and amortization                                                21,158           28,336         375,196
                                                                       -------------    -------------   -------------
                                                                          1,550,320        1,447,680      10,999,250
                                                                       -------------    -------------   -------------

OPERATING LOSS                                                           (1,550,320)      (1,447,680)    (10,999,250)

OTHER INCOME (EXPENSE)
Interest income                                                               7,810            9,596          50,129
Interest expense                                                                  -                -        (110,923)
Interest expense-related parties                                             (3,950)          (7,950)        (95,801)
Legal settlement                                                            323,117          110,486         433,603
                                                                       -------------    -------------   -------------
                                                                            326,977          112,132         277,008
                                                                       -------------    -------------   -------------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                          (1,223,343)      (1,335,548)    (10,722,242)

Income taxes                                                                    900              900           7,200
                                                                       -------------    -------------   -------------

NET LOSS BEFORE EXTRAORDINARY ITEM                                       (1,224,243)      (1,336,448)    (10,729,442)

EXTRAORDINARY ITEM -NET LOSS ON SETTLEMENT OF DEBTS                         (19,066)         (16,981)        (36,047)
                                                                       -------------    -------------   -------------

NET LOSS                                                               $ (1,243,309)    $ (1,353,429)   $(10,765,489)
                                                                       =============    =============   =============


BASIC AND DILUTED NET LOSS PER SHARE BEFORE EXTRAORDINARY ITEM         $      (0.02)    $      (0.02)
                                                                       -------------    -------------

BASIC AND DILUTED NET LOSS PER SHARE FROM EXTRAORDINARY ITEM           $      (0.00)    $      (0.00)
                                                                       -------------    -------------

BASIC AND DILUTED NET LOSS PER SHARE                                   $      (0.02)    $      (0.02)
                                                                       =============    =============

BASIC  AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON
   STOCK OUTSTANDING                                                     66,338,502       55,603,611
                                                                       =============    =============

                  The accompanying notes are an integral part of these financial statements.

                                                   SIONIX CORPORATION
                                              (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION (OCTOBER 3, 1994) TO SEPTEMBER 30, 2002


                                         COMMON STOCK                                                        DEFICIT       TOTAL
                                   ---------------------  ADDITIONAL     STOCK       STOCK    UNAMORTIZED  ACCUMULATED STOCKHOLDERS'
                                    NUMBER OF              PAID-IN       TO BE    SUBSCRIPTION CONSULTING     FROM        EQUITY
                                      SHARES     AMOUNT    CAPITAL       ISSUED    RECEIVABLE     FEES      INCEPTION    (DEFICIT)
                                   ----------- --------- ------------ ----------- ------------ ---------- ------------- ------------
Shares issued for cash-Oct 1994        10,000  $     10  $        90          --  $        --  $      --  $         --  $       100

Net loss for period
Oct 3, 1994 to Dec 31, 1994                --        --           --          --           --         --        (1,521)      (1,521)
                                   ----------- --------- ------------ ----------- ------------ ---------- ------------- ------------

Balance  December 31, 1994             10,000        10           90          --           --         --        (1,521)      (1,421)

Shares issued for assignment right  1,990,000     1,990       (1,990)         --           --         --            --           --

Issuance of shares for service        572,473       572      135,046          --           --         --            --      135,618

Issuance of shares for debt         1,038,640     1,038    1,164,915          --           --         --            --    1,165,953

Issuance of shares for cash           232,557       233    1,119,027          --           --         --            --    1,119,260

Issuance of shares for
    subscription note receivable      414,200       414    1,652,658          --   (1,656,800)        --            --       (3,728)

Issuance of shares for future
production cost                       112,500       113      674,887          --     (675,000)        --            --           --

Net loss for the year
ended December 31, 1995                    --        --           --          --           --         --      (914,279)    (914,279)
                                   ----------- --------- ------------ ----------- ------------ ---------- ------------- ------------

Balance December 31, 1995           4,370,370     4,370    4,744,633          --   (2,331,800)        --      (915,800)   1,501,403

Issuance of shares for
     reorganization                18,632,612    18,633      (58,033)         --           --         --            --      (39,400)

Issuance of shares for cash           572,407       573      571,834          --           --         --            --      572,407

Issuance of shares for service         24,307        24       24,283          --           --         --            --       24,307

Net loss for the nine month
    ended September 30, 1996               --        --           --          --           --         --      (922,717)    (922,717)
                                   ----------- --------- ------------ ----------- ------------ ---------- ------------- ------------

Balance September 30, 1996         23,599,696    23,600    5,282,717          --   (2,331,800)        --    (1,838,517)   1,136,000

Share issued for cash                 722,733       723      365,857          --           --         --            --      366,580

Share issued for service              274,299       274       54,586          --           --         --            --       54,860

Cancellation of shares               (542,138)     (542)    (674,458)         --      675,000         --            --           --

Net loss for the year ended
September 30, 1997                         --        --           --          --           --         --      (858,915)    (858,915)
                                   ----------- --------- ------------ ----------- ------------ ---------- ------------- ------------

Balance September 30, 1997         24,054,590  $ 24,055  $ 5,028,702  $       --  $(1,656,800) $      --  $ (2,697,432) $   698,525

                       The accompanying notes are an integral part of these financial statements.


                                                   SIONIX CORPORATION
                                              (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION (OCTOBER 3, 1994) TO SEPTEMBER 30, 2002


                                         COMMON STOCK                                                        DEFICIT       TOTAL
                                   ---------------------  ADDITIONAL     STOCK       STOCK    UNAMORTIZED  ACCUMULATED STOCKHOLDERS'
                                    NUMBER OF              PAID-IN       TO BE    SUBSCRIPTION CONSULTING     FROM        EQUITY
                                      SHARES     AMOUNT    CAPITAL       ISSUED    RECEIVABLE     FEES      INCEPTION    (DEFICIT)
                                   ----------- --------- ------------ ----------- ------------ ---------- ------------- ------------

Balance September 30, 1997         24,054,590  $ 24,055  $ 5,028,702  $       --  $(1,656,800) $      --  $ (2,697,432) $   698,525

Share issued for cash               2,810,000     2,810      278,190          --           --         --            --      281,000

Share issued for service              895,455       895       88,651          --           --         --            --       89,546

Shares issued for compensation      2,200,000     2,200      217,800          --           --         --            --      220,000

Cancellation of shares             (2,538,170)   (2,538)  (1,534,262)         --    1,656,800         --            --      120,000

Net loss for the year ended
September 30, 1998                         --        --           --          --           --         --    (1,898,376)  (1,898,376)
                                   ----------- --------- ------------ ----------- ------------ ---------- ------------- ------------

Balance September 30, 1998         27,421,875    27,422    4,079,081          --           --         --    (4,595,808)    (489,305)

Shares issued for compensation      3,847,742     3,847      389,078          --           --         --            --      392,925

Share issued for service              705,746       706      215,329          --           --         --            --      216,035

Share issued for cash               9,383,000     9,383      928,917          --           --         --            --      938,300

Net loss for the year ended
September 30, 1999-Restated                --        --           --          --           --         --    (1,158,755)  (1,158,755)
                                   ----------- --------- ------------ ----------- ------------ ---------- ------------- ------------

Balance September 30, 1999         41,358,363    41,358    5,612,405          --           --         --    (5,754,563)    (100,800)

Share issued for cash              10,303,500    10,304    1,020,046          --           --         --            --    1,030,350

Shares issued for compensation      1,517,615     1,518    1,218,598          --           --         --            --    1,220,116

Shares issued for service             986,844       986      253,301          --           --         --            --      254,287

Net loss for the year ended
September 30, 2000                         --        --           --          --           --         --    (2,414,188)  (2,414,188)
                                   ----------- --------- ------------ ----------- ------------ ---------- ------------- ------------

Balance September 30, 2000         54,166,322    54,166    8,104,350          --           --         --    (8,168,751)     (10,235)

Shares issued for service and
   prepaid expenses                 2,517,376     2,517      530,368          --           --   (141,318)           --      391,567

Share issued for cash               6,005,000     6,005      594,495          --           --         --            --      600,500

100,000 share to be issued for
    cash                                   --        --           --      10,000           --         --            --       10,000

639,509 Shares to be issued for
    debt settlement in 2001                --        --           --     103,295           --         --            --      103,295

Net loss for the year ended
September 30, 2001                         --        --           --          --           --         --    (1,353,429) $(1,353,429)
                                   ----------- --------- ------------ ----------- ------------ ---------- ------------- ------------

Balance September 30, 2001         62,688,698  $ 62,688  $ 9,229,213  $  113,295  $        --  $(141,318) $ (9,522,180) $  (258,302)

                       The accompanying notes are an integral part of these financial statements.


                                                   SIONIX CORPORATION
                                              (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION (OCTOBER 3, 1994) TO SEPTEMBER 30, 2002


                                         COMMON STOCK                                                        DEFICIT       TOTAL
                                   ---------------------  ADDITIONAL     STOCK       STOCK    UNAMORTIZED  ACCUMULATED STOCKHOLDERS'
                                    NUMBER OF              PAID-IN       TO BE    SUBSCRIPTION CONSULTING     FROM        EQUITY
                                      SHARES     AMOUNT    CAPITAL       ISSUED    RECEIVABLE     FEES      INCEPTION    (DEFICIT)
                                   ----------- --------- ------------ ----------- ------------ ---------- ------------- ------------

Shares issued for service and
   prepaid expenses                 1,111,710  $  1,112  $   361,603  $       --  $        --  $  54,400  $         --  $   417,115

Shares issued as contribution         100,000       100       11,200          --           --         --            --       11,300

Shares issued for compensation         18,838        19        2,897          --           --         --            --        2,916

Share issued for cash              16,815,357    16,815    1,560,782     (10,000)          --         --            --    1,567,597

 Shares issued for debt settlement  1,339,509     1,340      208,639    (103,295)          --         --            --      106,684

Shares to be issued for services
    related to equity raising -
    967,742 shares                         --        --     (300,000)    300,000           --         --            --           --

Cancellation of shares             (7,533,701)   (7,534)          --          --           --         --            --       (7,534)

Net loss for the year ended
September 30, 2002                         --        --           --          --           --         --    (1,243,309)  (1,243,309)
                                   ----------- --------- ------------ ----------- ------------ ---------- ------------- ------------

Balance September 30, 2002         74,540,411  $ 74,540  $11,074,334  $  300,000  $        --  $ (86,918) $(10,765,489) $   596,467
                                   =========== ========= ============ =========== ============ ========== ============= ============

                       The accompanying notes are an integral part of these financial statements.

                                                          21

                                              SIONIX CORPORATION
                                         (A Development Stage Company)
                                           STATEMENTS OF CASH FLOWS

                                                                                                     CUMULATIVE
                                                                                                   FROM INCEPTION
                                                                                               (OCTOBER 3, 1994) TO
                                                                       YEAR ENDED SEPTEMBER 30,     SEPTEMBER 30
                                                                          2002          2001            2002
                                                                     -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                             $ (1,243,309)  $ (1,353,429)  $(10,765,489)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Depreciation and amortization                                          21,158         28,336        375,196
    Issuance of common stock for compensation                               2,916             --      1,835,957
    Issuance of common stock for services & prepaid consulting fees       374,015        391,567      1,540,235
    Write-down of obsolete assets                                              --             --         38,862
    Impairment of intangible assets                                        76,736             --      1,117,601
    Loss on settlement of debts                                            19,066         16,981         36,047
    Other                                                                      --             --         40,370
    Increase of other assets                                             (177,008)       (30,118)      (207,126)
    Increase of deposits                                                       --             --         (6,831)
    Increase (decrease) in accounts payable                               (65,002)       205,683        148,553
    Increase (decrease) in accrued interest-related party                   3,950        (63,447)        24,404
    Increase (decrease) in accrued interest                                    --        (15,331)        16,982
    Increase (decrease) in accrued expense                               (110,436)        85,887            384
                                                                     -------------  -------------  -------------
                  Total adjustments                                       145,395        619,558      4,960,634
                                                                     -------------  -------------  -------------
        Net cash used in operating activities                          (1,097,914)      (733,871)    (5,804,855)
                                                                     -------------  -------------  -------------

 CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease (increase) of certificate of deposit                          40,000        (40,000)      (100,000)
    Purchase of patents                                                        --             --       (135,033)
    Purchase of equipment                                                 (14,281)       (11,045)      (239,553)
                                                                     -------------  -------------  -------------
        Net cash provided by (used in) investing activities                25,719        (51,045)      (474,586)
                                                                     -------------  -------------  -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of notes to related party                           --             --        345,773
    Repayment of notes payable                                                 --        (50,000)            --
    Repayment of notes payable to related party                           (60,000)       (33,756)       (95,197)
    Issuance of common stock for cash                                   1,567,597        600,500      6,476,094
    Receipt of cash for stock to be issued                                     --         10,000         10,000
                                                                     -------------  -------------  -------------
        Net cash provided by financing activities                       1,507,597        526,744      6,736,670
                                                                     -------------  -------------  -------------

 Net increase (decrease) in cash & cash equivalents                       435,402       (258,172)       457,229

 CASH & CASH EQUIVALENTS, BEGINNING                                        21,827        279,999             --
                                                                     -------------  -------------  -------------

 CASH & CASH EQUIVALENTS, ENDING                                     $    457,229   $     21,827   $    457,229
                                                                     =============  =============  =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
    Stock issued for consulting services & prepaid                   $     66,462   $    530,368   $    596,830
                                                                     =============  =============  =============
    Acquisition of intangible for debt                               $          -   $          -   $  1,185,475
                                                                     =============  =============  =============
    Settlement of debt with equity                                   $     58,864   $    103,294   $  1,328,111
                                                                     =============  =============  =============
    Shares to be issued in raising equity                            $    300,000   $          -   $    300,000
                                                                     =============  =============  =============

CASH PAID FOR:
    Interest                                                         $          -   $          -   $      2,134
                                                                     =============  =============  =============
    Income taxes                                                     $        900   $        900   $      7,200
                                                                     =============  =============  =============

                       The accompanying notes are an integral part of these financial statements.

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


1.     ORGANIZATION AND DESCRIPTION OF BUSINESS

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

       RESTRICTED CASH

       Restricted cash represents a certificate of deposit which matures 180 days from the purchase date. The certificate of deposit is recorded at cost which approximates the market. At September 30, 2002, the certificate of deposit was pledged as collateral under a compensating balance arrangement associated with security bond required by court.

       PREPAID EXPENSE & RELATED PARTY TRANSACTION

       Prepaid expense represents the advance payments made to various companies to build the parts and equipment product. Total prepaid on September 30, 2002 amounted to $206,994, out of which $115,000 was paid to a related Company whose president is in the Board of directors of the Company.

       PROPERTY AND EQUIPMENT

       Property and equipment is stated at cost. The cost of additions and improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of property and equipment is provided on a straight-line basis over the estimated five year useful lives of the assets.

       INTANGIBLE ASSETS

       Intangible assets consisted of patents. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. During the fourth quarter of the year ended September 30, 2002, an impairment loss of $76,736 was recognized which represented the total net book value of the patents at that time.

       RESEARCH AND DEVELOPMENT

       Research and development costs are expensed as incurred.

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

       ADVERTISING

       The cost of advertising is expensed as incurred. Total advertising costs were $31,813 and $12,663 for the years ended September 30, 2002 and 2001, respectively.

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

       Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.

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

       REPORTING SEGMENTS

       Statement of financial accounting standards No. 131, Disclosures about segments of am enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The company adopted this standard in 1998 and the implementation of this standard did not have a material impact on its financial statements. During the years ended September 30, 2002 and 2001, the Company only operated in one segment; therefore segment disclosure has not been presented.

       REVENUE RECOGNITION

       The Company's policy to recognize revenues is in accordance with SEC Staff Accounting Bulletin No. 101, or other specific authoritative literature, as applicable. Accordingly, revenues from products sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the Company's price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured. The Company's policy is to report its sales levels on a net revenue basis, with net revenues being computed by deducting from gross revenues the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

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

       ACCOUNTING DEVELOPMENTS

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect adoption of SFAS No. 143 to have a material impact, if any, on its financial position or results of operations.

       SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.

       In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

       In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The Company does not anticipate that adoption of SFAS 146 will have a material effect on our earnings or financial position.

3.     PROPERTY AND EQUIPMENT

       Equipment and machinery                         $ 189,981
       Furniture and fixtures                             10,710
                                                       ----------
                                                         200,691
       Less accumulated depreciation                    (172,291)
                                                       ----------
                                                       $  28,400
                                                       ==========

       Depreciation expenses for fiscal year ended September 30, 2002 and 2001 were $12,156 and $19,334, respectively.

4.     NOTES PAYABLE - RELATED PARTIES

       The Company has received advances in the form of unsecured promissory notes from stockholders and other related parties in order to pay ongoing operating expenses. These notes are unsecured, bear interest rates up to 13%, and are due on demand. As of September 30, 2002, amounts due to related parties amounted to $96,645. Accrued interest on the notes amounted to $24,404 at September 30, 2002. Interest expense on the notes for the year ended September 30, 2002 and 2001 amounted to $3,950 and $7,950, respectively.

5.     EQUITY LINE OF CREDIT

       On September 17, 2002, the Company entered into an agreement with Cornell Capital Partners, LP (Investor), pursuant to which the Investor will purchase the Company's Common Stock, par value $.001 per share (the "Common Stock"), for an aggregate price of up to Seven Million Five Hundred Thousand Dollars ($7,500,000). The purchase price is set at one hundred percent (100%) of the Market Price during the Pricing Period. Market Price is defined under the agreement as lowest closing Bid Price (as reported by Bloomberg L.P.) of the Common Stock during the Pricing Period.

       The termination date of this agreement is the earliest of: (1) the Investor makes payment of Advances of $7,500,000, (2) any stop order or suspension of the effectiveness of the Registration Statement for an aggregate of fifty (50) Trading Days or (3) the Company shall at any time fail materially to comply with the requirements of the agreement and such failure is not cured within thirty (30) days after receipt of written notice from the Investor or (4) the date occurring twenty-four (24) months after the Effective Date.

       To induce the Investor to execute and deliver the Equity Line of Credit Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations there under, or any similar successor statute (collectively, the "1933 Act"), and applicable state securities laws.

       During the Commitment Period, the Company shall not, without the prior written consent of the Investor, issue or sell (i) any Common Stock without consideration or for a consideration per share less than the Bid Price on the date of issuance or (ii) issue or sell any warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire Common Stock without consideration or for a consideration per share less than the Bid Price on the date of issuance, provided, however, that the Investor is given ten (10) days prior written notice and nothing in this section shall prohibit the issuance of shares of Common Stock pursuant to existing contracts or commitments, upon exercise of currently outstanding options or convertible securities, or in connection with any acquisition. On the date hereof, the Company shall obtain from each officer and director a lock-up agreement, as defined below, in the form annexed hereto as
       Schedule 2.6(b) agreeing to only sell in compliance with the volume limitation of Rule 144.

       On each Advance Date the Company shall pay to the Investor, directly from the gross proceeds held in escrow, an amount equal to four percent (4%) of the amount of each Advance. Under the agreement, upon the execution of this Agreement the Company was to issue to the Investor, shares of the Company's Common Stock in an amount equal to Two Hundred Ninety Thousand Dollars ($290,000) divided by the Closing Bid Price on the Closing Date. Upon the execution of the Agreement the Company was to issue to the Placement Agent shares of the Company's Common Stock in an amount equal to Ten Thousand Dollars ($10,000) divided by the Closing Bid Price of the Company's Common Stock on the date hereof. The Company has disclosed such shares totaling $300,000 in the financial statements for the year ended September 30, 2002 as shares to be issued and reduction from equity amount since it was the cost of raising equity.


6.     INCOME TAXES

       Since the Company has not generated taxable income since inception, no provision for income taxes has been provided (other than minimum franchise taxes paid to the States). Differences between income tax benefits computed at the federal statutory rate and reported income taxes are primarily attributable to the valuation allowance for net operating losses (NOL) and other permanent differences.

       At September 30, 2002, the Company has a net operating loss carryforward for federal tax purposes of $7,286,000, which, if unused to offset future taxable income, will expire beginning in 2008 through 2017.

       The Company has deferred tax assets of $2,914,000 at September 30, 2002 relating to its net operating losses. The Company provided a 100% valuation allowance for these deferred tax assets. The Company recorded no benefit for income taxes during the periods presented. During the periods ended September 30, 2002 and 2001, the Company's total valuation allowance increased approximately $444,000 and $746,000, respectively.

7.     STOCKHOLDERS' EQUITY

       COMMON STOCK

       The Company issued 6,005,000 shares of its common stock for cash in connection with a private placement during fiscal year 2001 at $.10 per share amounting $600,500.

       During the fiscal year 2001, the Company issued 617,376 shares of its common stock for various services at prices from $0.16 to $0.28 per share for total amount of $158,711. In connection with the Company's registration statements on Form S-8, 1,900,000 shares of common stock were issued to consultants at $.19 to $.22 per share for a total amount of $374,174 for the services to be provided through June 2002. The Company has amortized $232,856 of consulting fees through September 30, 2001 and the remaining balance of $141,318 in the fiscal year 2002.

       During the fiscal year 2002, the Company issued 639,509 shares of common stock valued at $103,294 for the outstanding notes which was settled in the prior period.

       During the fiscal year 2002, the Company issued 18,838 shares for compensation amounting to $2,916 and 100,000 shares for a contribution amounting to $11,300. The Company issued 400,000 shares valued at $58,864 to settle debts of $40,000, which resulted in an extraordinary loss of $18,864. The Company issued 300,000 shares valued at $47,820 to settle debts of $30,000, which resulted in an extraordinary loss of $17,820. The Company issued 1,111,710 shares of common stock for services amounting to $362,715, and prepaid consulting expense amounting $86,918 in the fiscal year 2002. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on the OTCBB on the date of issuance.

       The Company entered into an agreement with Starz Investments Limited, a Belize International business company to issue and sell up to 7,000,000 shares of the Company's common stock in an offshore transaction under Regulation S. The per share purchase price is 40% of the bid price of the Company's shares of common stock as quoted or the OTC Bulletin Board for five consecutive trading days immediately preceding the date the purchase order is received by the Company. During the year ended September 30, 2002, the Company issued 7,243,094 shares of common stock for this transaction and received cash amounting to $610,897. During the year ended September 30, 2002, the Company issued 9,572,263 shares of common stock under a private placement for a total amount of $966,700, including 100,000 shares of common stock for $10,000 received in the prior year.

       SHARES TO BE ISSUED

       Pursuant to the equity line of credit agreement (Note 5), the Company recorded $300,000 for 967,742 shares to be issued calculated by dividing the fees by the closing bid price of $.31 at the agreement date. The Company has recorded such cost as a reduction from the equity.

       SHARES CANCELLED

       During the year ended September 30, 2002, per a legal settlement, the Company cancelled 7,533,701 shares of common stock issued to the former president and the director of the Company (Note 10). No gain or loss was recorded from this transaction since the transaction was recorded at par value at the time of issuance and reversed the recording of the issuance of the stock at par value.

       COMMON STOCK OPTIONS

       In April 2001, the Company granted options to an employee to purchase 244,892 shares at an exercise price of $0.25. The market price of the shares at the grant date was $0.15 per share. The options vested as follows: 29,434 immediately, May 31, August 31 and November 30, 2001 29,434 each respectively; Feb 28, May 31, Aug 31 and November 30, 2002, 31,789 each respectively. The options expire on April 2010. No options were exercised under the plan through September 30, 2002.

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

                                                                           Weighted-         Weighted-
                                                          Weighted-         Average           Average
                                                           Average          Exercise          Exercise
                         Stock             Stock         Remaining          Price of          Price of
  Exercise              Options           Options        Contractual         Options          Options
     Price            Outstanding        Exercisable        Life           Outstanding       Exercisable
--------------------  -----------       ---------------  ----------------  -----------      ------------
   $ 0.15             7,279,032             762,282        4.44 years           $ 0.15          $ 0.15

       The fair value of the warrants was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions for the year ended September 30, 2001: dividend yields of 0%; risk free interest rates of 6%; expected volatility of 100% and expected lives of
       4.9 years.

       The Company has adopted the disclosure-only provisions of SFAS No. 123. Because the exercise price of the options granted was greater than the fair value of the common stock at the grant date, no compensation cost has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the year ended September 30, 2002 and 2001 would have been as follows:


                                                  2002                  2001
                                                  ----                  ----

       Net loss as reported                  $ (1,243,309)         $ (1,353,429)

       Net loss, pro forma                   $ (1,498,316)         $ (1,434,337)
       Basic loss per share as reported      $      (0.02)         $      (0.02)
       Basic loss per share, pro forma       $      (0.02)         $      (0.03)


8.     EARNING (LOSS) PER SHARE

       Earnings (loss) per share were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

       Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of convertible securities is antidilutive.

9.     LEASES

       On August 6, 1998, the Company entered into a three-year noncancelable-operating lease relating to its office facility which expired on August 30, 2001. On November 16, 2001, the Company extended the lease to October 31, 2004. Rent expense totaled $49,657 and $46,300 during fiscal year 2002 and 2001, respectively. Future minimum rental payments are as follows for the fiscal year ended September 30:

       2003                 42,813
       2004                 44,854
       2005                  3,752
                          ---------
       Total              $ 91,419
                          =========


10.    LITIGATION, COMMITMENT & EXTRAORDINARY ITEM

       LITIGATION:

       A lawsuit which was filed by the Company against its former President, Dascore, LLC, an entity controlled by the former President and in a business related to that of the Company; and a former officer and director of the Company (the "Defendants"), was settled. The Company alleged, that the Defendants had (1) infringed on certain patents owned by the Company, through knowledge gained in their former positions; (2) sold or attempted to sell technology owned by the Company and covered by patents; (3) conspired to convert technology, money and equipment owned by the Company to pay personal expenses, and (4) defrauded the Company and breached their fiduciary duties in connection with their departure by retention of property owned by the Company. As a result of this settlement, the Company recorded a gain of $79,999 in the year ended September 30, 2002, for the settlement award. The Company also recorded $17,618 as an extraordinary gain on settlement of debts for forgiven amount of note payable as per the settlement. In addition, all of outstanding stocks held by the defendants totaling 7,533,701 shares were returned to the Company and cancelled by the Company. However, certain defendants are appealing the settlement. Oral argument is set for December 4, 2002.

       The Company's counsel was served with a motion in the Federal case by the attorneys of Mr. Wade Cowart. The motion seeks to have the Company pay damages of up to $100,000 in connection with a restraining order that the Federal court previously issued against Mr. Cowart. The Company's counsel and the management believe that Wade Cowart will recover little, if anything. The Company posted the potential maximum liability of $100,000 as security bond. This claim is on hold until the appeal on the case described in the above paragraph is completed.

       A malpractice case brought by the Company against its former counsels, Wenthur and Chachas was settled in January 2002. The court granted $20,000 to the defendants. The Company has recorded $50,000; the difference of $70,000 previously recorded expense and the settlement amount, as a gain on settlement in the financial statement.

       An action filed by the Company for professional negligence, malpractice, breach of fiduciary duty and breach of contract against Gilliam, Duncan & Harms, its previous patent counsel was settled in June 2002. The complaint alleged that the patent attorneys represented the Company and Jack Moorehead, former President of the Company, contemporaneously and failed to advise the corporation of the inherent conflict of interest in representing both parties. The action further alleged the patent attorneys aided Moorehead and others in misappropriating the Company's intellectual property and trade secrets. The action went to trial, and in December 2001 a minute order was issued announcing a judgment in favor of Sionix against the defendants. Harms filed a voluntary bankruptcy on December 27, 2001. Sionix filed a Complaint in the U.S. bankruptcy court, alleging claims against Harms and disputing the dischargeability of the debts owed by Harms to Sionix. Upon settlement agreement, the Company received $200,000 as a full and final settlement for this Complaint. The Company has recorded this settlement amount of $200,000 as a gain on settlement in the financial statement. In connection with this case, the Company also received $1,500 as a settlement for dismissal of certain parties from this action.

       The Company was the defendant in a collection action brought by a law firm that had previously represented it, Murphey & Murphey v. Sionix Corporation. The law firm sued the Company for the collection of $156,618 in legal fees. The Company has filed a cross-complaint alleging, among other things, malpractice and breach of fiduciary duty. On September 25, 2002, the Company settled the case with payment terms of $165,000 resulting in a settlement loss of $8,382. The Company paid $145,000 in September 2002 and accrued $20,000 as of September 30, 2002.

       COMMITMENT:

       In October 2000, the Company and the Environmental Products Division of Hoffinger Industries, Inc. ("EPD") entered into a Joint Venture Agreement to form Sionix/EDP (the "Joint Venture"), a limited liability corporation, to develop, market, sell and manufacture water filtration technology products. Pursuant to the terms of the Joint Venture Agreement, the Company's initial contribution was to consist of cash of $12,500 and licensing of its intellectual property in exchange for 51% of all shares of the Joint Venture. EDP's initial contribution included cash of $12,500 and services consisting of manufacturing, assembly, advertising and marketing in exchange for 49% of all shares of the Joint Venture. Any capital contributions beyond the initial contributions were to be borne equally by the Company and EDP. Net profits and losses of the Joint Venture are to be allocated based on the ownership interests. The Board of Directors consists of five directors comprising two members appointed by the Company and two members appointed by EDP. The Company's President had been appointed, as the Chairman of the Board of Directors. The Joint Venture will automatically dissolve two years from the date of incorporation, unless otherwise directed by resolution of the Board of Directors and a concurring vote of the stockholders. Upon dissolution of the Joint Venture, all assets, property and intellectual rights shall become the sole and exclusive property of the Company. EDP will retain the right to obtain a non-exclusive written license to distribute and sell Joint Venture products at a 10% discount. As of September 30, 2002, the Company has not contributed any amount for its share of initial contribution. There was no activity by the joint venture through September 30, 2002.

       EXTRAORDINARY LOSS:

       During the fiscal year 2002, the Company issued 400,000 shares valued at $58,864 to settle debts of $40,000, which resulted in an extraordinary loss of $18,864. The Company issued 300,000 shares valued at $47,820 to settle the debts of $30,000, which resulted in an extraordinary loss of $17,820. The Company also recorded $17,618 as an extraordinary gain on settlement of debts for the forgiven amount of note payable amounting $17,618 per the legal settlement.

11.    GOING CONCERN

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2002, the Company had incurred cumulative losses of $10,765,489 including current loss of $1,243,309. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its research and development activities, production of its equipment and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan. In that regard, on September 17, 2002, the Company entered into an agreement with an investor, pursuant to which the Investor will purchase the Company's Common Stock, par value $.001 per share for an aggregate price of up to Seven Million Five Hundred Thousand Dollars ($7,500,000) (note 5).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The Company's directors, executive officers and key employees are as follows:

         Name                  Age     Positions
         ----                  ---     ---------

         James J. Houtz        62      President, Chief Operating Officer and a
                                       Director

         Joan C. Horowitz      59      Secretary, Treasurer and a Director

         Robert E. McCray      66      Chief Financial Officer and a Director

         Rodney Anderson       74      Director

         Lawrence Stocker      50      Vice President-Marketing

         Mr. Houtz has been President, Chief Operating Officer and a director of the Company since March 1998. For more than five years prior to that time he was a self-employed consultant in the areas of engineering and new product development.

         Mr. McCray has been Chief Financial Officer and a director of the Company since July 1998. Prior to that time he was employed by San Clemente Hospital and Medical Center, as Supervisor-Accounts Payable and Supervisor-Data Processing

         Ms. Horowitz has been Secretary/Treasurer and a director of the Company since April 1998. Prior to that time she was employed by Coldwell Banker in office management.

         Mr. Anderson has been President of R.J. Metal Products, Anaheim, California, for the past 20 years, and has been engaged in the engineering and manufacturing of metal products for 50 years. He has served on the Company's Board of Directors since 2001.He has also served on the board of directors of three corporations.

         Mr. Stocker has been Vice President- Marketing of the Company since 2002. Before joining the Company, he was Executive Vice President of Beckloff Biomedical Ventures, LLC, a pharmaceutical consulting group specializing in drug company approval and FDA relationships. Prior to that he was Vice President for Business Development of Syntel, Inc., an information technology consulting firm.

         Mr. Houtz and Ms. Horowitz are husband and wife.

            Directors serve for one year and until their successors are duly elected and qualified. The Company has not established an executive committee of the Board of Directors or any committee that would serve similar functions such as an audit, incentive compensation or nominating committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder require the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies. Based solely on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth certain information concerning the compensation of the four most highly compensated officers of the Company for the past three fiscal years:

                                                                              LONG-TERM COMPENSATION
                                                                  ---------------------------------------------
                                         ANNUAL COMPENSATION             AWARDS                   PAYOUTS
                                      --------------------------- -----------------------   -------------------
                                                          OTHER                SECURITIES                 ALL
                                                          ANNUAL   RESTRICTED   UNDERLYING                OTHER
     NAME AND                   FISCAL                    COMPEN-   STOCK        OPTIONS/       LTIP    COMPEN-
PRINCIPAL POSITION              YEAR    SALARY    BONUS   SATION   AWARDS         SARs        PAYOUTS    SATION
------------------              ----    ------    -----   ------   ------         ----        -------    ------

James J. Houtz, President...    2000   $115,679    -0-      -0-    $989,352       -0-             -0-       -0-
                                2001   $101,136    -0-      -0-       -0-     6,171,000 shares    -0-       -0-
                                2002   $131,047    -0-      -0-       -0-         -0-             -0-       -0-

Robert McCray, Chief........    2000   $ 55,080    -0-      -0-     $88,895       -0-             -0-       -0-
  Financial Officer             2001   $ 54,238    -0-      -0-       -0-       583,200 shares    -0-       -0-
                                2002   $ 69,809    -0-      -0-       -0-         -0-             -0-       -0-


Joan Horowitz, Secretary....    2000   $ 21,565    -0-      -0-     $54,739       -0-             -0-       -0-
                                2001   $ 21,275    -0-      -0-       -0-       279,940 shares    -0-       -0-
                                2002   $ 27,411    -0-      -0-       -0-         -0-             -0-       -0-

         The following table sets forth certain information as of September 30, 2002 with respect to options held by the Named Executive Officers. The Company has no outstanding stock appreciation rights, either freestanding or in tandem with options. No options were issued during the past fiscal year.


                 SHARES                   NUMBER OF UNEXERCISED     VALUE OF UNEXERCISED
                 ACQUIRED ON   VALUE             OPTIONS AT        IN-THE-MONEY OPTIONS AT
                 EXERCISE    REALIZED      SEPTEMBER 30, 2002      SEPTEMBER 30, 2002 (1)
      NAME       (#)           ($)     EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
      ----       ---           ---     -------------------------   -------------------------
James J. Houtz.... N/A        -0-        617,100/5,553,900             $117,249/$1,055,241
Robert McCray..... N/A        -0-          58,320/524,880               $11,080/$99,727
Joan Horowitz..... N/A        -0-          27,994/251,946                $5,319/$47,870

 (1) Assumes that a share of Common Stock was valued at $.34 per share on September 30, 2002 (the closing price of the Common Stock on that date as reported by the OTC Bulletin Board). Amounts reflected are based on this assumed price minus the exercise price and do not indicate that shares were sold.

         Mr. Houtz is employed pursuant to an Employment Agreement, expiring in September 2003. The agreement currently provides for salary to Mr. Houtz of $131,000 per year, which amount is increased by 10% each year

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth ownership information as of September 30, 2002 with respect to all officers and directors and promoters, and each shareholder who beneficially owns more than 5% of the outstanding shares:

Name and Address                    No. of Shares             Percentage

James J. Houtz                       8,848,117(1)               11.9%
9272 Jeronimo Road, Suite 108
Irvine, CA 92618

Robert E. McCray                       487,833(2)                 .6%
9272 Jeronimo Road, Suite 108
Irvine, CA 92618

Joan C. Horowitz                       345,043(3)                 .5%
9272 Jeronimo Road, Suite 108
Irvine, CA 92618

All Directors and Officers           9,680,993                    13%
as a Group (3 Persons)

(1) Includes 1,851,300 shares issuable upon exercise of options that become exercisable within 60 days.

(2) Includes 174,960 shares issuable upon exercise of options that become exercisable within 60 days.

(3) Includes 83,982 shares issuable upon exercise of options that become exercisable within 60 days.

         The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof. upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the fiscal year ended September 30, 2002, the Company paid $115,000 to RJ Metal Products, an affiliate of Rodney Anderson, a member of the Board of Directors of the Company, for production manufacturing of the Company's products.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed herewith or incorporated by reference:

 No.           Description
 ---           -----------

3.1      Amended and Restated Articles of Incorporation of the Company (1)

3.2      Amended and Restated Bylaws of the Company (1)

10.1 Industrial Lease between the Company and The Irvine Company, dated August 6, 1998 (2)

10.2 Amended and Restated Employment Agreement with James J. Houtz, dated October 1, 2000 (3).

99.1 Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from Registrant's Registration Statement on Form S-8, filed with the Commission on July 26, 1996, and incorporated herein by reference.

(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 1999, filed on January 14, 2000.

(3) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2000, filed on January 14, 2001.

 (b) Reports on Form 8-K

        None.

ITEM 14.  CONTROLS AND PROCEDURES

         A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Sionix Corporation

Date: December 10, 2002                            By: /s/ James J. Houtz
                                                       -------------------------
                                                       James J. Houtz, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                        Date

(1) Principal Executive Officer

/s/ James J. Houtz              President and a Director       December 10, 2002
------------------------
James J. Houtz


(2) Principal Financial and Accounting Officer

/s/ Robert McCray               Chief Financial Officer        December 10, 2002
------------------------        and a Director
Robert McCray


(3) Directors

/s/ Joan Horowitz               Director                       December 10, 2002
------------------------
Joan Horowitz


/s/ Rodney Anderson             Director                       December 10, 2002
------------------------
Rodney Anderson

                                  CERTIFICATION

I, James J. Houtz, certify that:

1. I have reviewed this annual report on Form 10-KSB of Sionix Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "EVALUATION DATE") and

         c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 10, 2002                         /s/ James J. Houtz
                                                 -------------------------------
                                                 James J. Houtz, President

                                  CERTIFICATION

I, Robert McCray certify that:

1. I have reviewed this annual report on Form 10-KSB of Sionix Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "EVALUATION DATE") and

         c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 10, 2002                  /s/ Robert McCray
                                          --------------------------------------
                                          Robert McCray, Chief Financial Officer

                                  EXHIBIT INDEX

No.           Description
---           -----------

3.1      Amended and Restated Articles of Incorporation of the Company (1)

3.2      Amended and Restated Bylaws of the Company (1)

10.1 Industrial Lease between the Company and The Irvine Company, dated August 6, 1998 (2)

10.2 Amended and Restated Employment Agreement with James J. Houtz, dated October 1, 2000 (3).

99.1 Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from Registrant's Registration Statement on Form S-8, filed with the Commission on July 26, 1996, and incorporated herein by reference.

(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 1999, filed on January 14, 2000.

(3) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2000, filed on January 14, 2001.