Form 10QSB
period 2002-12-31
SIONIX CORP /UT/
filed 2003-02-13
CIK 764667

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

As of December 31, 2002, the Company had 76,258,153 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                              Yes [ ]       No [X]

                                      INDEX

PART I          FINANCIAL INFORMATION

Item 1.   Financial Statements                                                3

          Balance Sheet at December 31, 2002 (unaudited)                      3

          Statements of Operations for the Periods of Three Months ended December 31, 2002 and December 31, 2001, and Cumulative from
          Inception (unaudited)                                               4

          Statements of Cash Flows for the Periods of Three Months ended December 31, 2002, and December 31, 2001 and Cumulative from
          Inception (unaudited)                                               5

          Notes to Financial Statements (unaudited)                           6

Item 2.   Management's Discussion and Analysis or Plan of Operation          12

Item 3.   Controls and Procedures                                            12

PART II         OTHER INFORMATION

Item 1.   Legal Proceedings                                                  13

Item 2.   Changes in Securities                                              13

Item 3.   Defaults Upon Senior Securities                                    13

Item 4.   Submission of Matters to a Vote of Security Holders                13

Item 5.   Other Information                                                  13

Item 6.   Exhibits and Reports on Form 8-K                                   14

Signatures                                                                   14

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                    SIONIX CORPORATION
                              (A Development Stage Company)
                                      BALANCE SHEET
                                    December 31, 2002
                                       (Unaudited)

                                         ASSETS
                                         ------

CURRENT ASSETS:
          Cash & cash equivalents                                           $    199,823
          Prepaid expenses                                                       330,925
          Other receivables                                                        7,586
                                                                            -------------
                     Total current assets                                        538,334
                                                                            -------------

PROPERTY AND EQUIPMENT, NET                                                       46,561

OTHER ASSETS
          Restricted cash                                                        100,000
          Deposits                                                                 6,831
                                                                            -------------
                     Total other assets                                          106,831

                                                                            -------------
                                                                            $    691,726
                                                                            =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES:
          Accounts payable                                                  $     34,172
          Accrued expenses                                                        15,899
          Accrued interest                                                        25,400
          Notes payable                                                           81,645
          Equity Line of Credit                                                  200,000
                                                                            -------------
                     Total current liabilities                                   357,116
                                                                            -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
          Common stock, $0.001 par value; 100,000,000 shares authorized;
            78,758,153 shares issued and 76,258,153 shares outstanding            76,258
          Additional paid-in capital                                          11,608,842
          Unamortized consulting fees                                            (37,300)
          Deficit accumulated from inception                                 (11,313,190)
                                                                            -------------
                     Total stockholders' equity                                  334,610

                                                                            -------------
                                                                            $    691,726
                                                                            =============

       The accompanying notes are an integral part of these financial statements.

                                            3

                                                 SIONIX CORPORATION
                                            (A Development Stage Company)
                                              STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                                                                     CUMULATIVE
                                                            THREE MONTH PERIODS ENDED              FROM INCEPTION
                                                                    DECEMBER 31,                (OCTOBER 3, 1994) TO
                                                             2002                 2001            DECEMBER 31, 2002
                                                      -----------------    ------------------   --------------------
REVENUES                                              $              -     $               -    $                 -

EXPENSES:

General and Administrative                                     534,121               392,691              8,755,431
Research and development                                         9,135                22,300              1,294,278
Impairment of intangible assets                                      -                     -              1,117,601
Depreciation and amortization                                    3,657                 5,100                378,853
                                                      -----------------    ------------------   --------------------
                                                               546,913               420,091             11,546,163

                                                      -----------------    ------------------   --------------------
OPERATING LOSS                                                (546,913)             (420,091)           (11,546,163)

OTHER INCOME (EXPENSE)
Interest Income                                                  1,108                 1,739                 51,237
Interest Expense                                                  (996)   -             (996)        -      (206,724)

Legal Settlement                                                     -                     -                433,603
                                                      -----------------    ------------------   --------------------
                                                                   112                   743                277,120
                                                      -----------------    ------------------   --------------------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM               (546,801)             (419,348)           (11,269,043)

Income taxes                                                       900                   900                  8,100
                                                      -----------------    ------------------   --------------------

LOSS BEFORE EXTRAORDINARY ITEM                        $       (547,701)    $        (420,248)   $       (11,277,143)

EXTRAORDINARY ITEM-NET LOSS ON SETTLEMENT OF DEBTS                   -                     -                (36,047)
                                                      -----------------    ------------------   --------------------

NET LOSS                                                      (547,701)             (420,248)           (11,313,190)
                                                      =================    ==================   ====================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING                                75,223,090            63,289,568
                                                      =================    ==================

BASIC AND DILUTED NET LOSS PER SHARE                  $         (0.007)    $          (0.007)
                                                      =================    ==================

                     The accompanying notes are an integral part of these financial statements.

                                                         4

                                                       SIONIX CORPORATION
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                    STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)

                                                                                                                 CUMULATIVE
                                                                                THREE MONTHS ENDED             FROM INCEPTION
                                                                                    DECEMBER 31,             (OCTOBER 3, 1994)
                                                                               2002             2001        TO DECEMBER 31, 2002
                                                                          -------------     -------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                $   (547,701)     $   (420,248)       $(11,313,190)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
      Depreciation and amortization                                              3,657            98,643             378,853
      Issuance of common stock for compensation                                     --             2,916           1,835,957
      Issuance of common stock for services & prepaid consulting fees          285,843                --           1,826,078
      Issuance of common stock for contribution                                     --            11,300                  --
      Stock to be issued for services received                                      --            12,040                  --
      Write-down of obsolete assets                                                 --                --              38,862
      Write-down of intangible assets                                               --                --           1,117,601
      Loss on settlement of debts                                                   --                --              36,047
      Other                                                                         --                --              40,370
      Changes in assets and liabilities:
      Increase of other assets                                                      --                --            (207,126)
      Increase in prepaid expense                                             (123,931)               --            (123,931)
      (Increase) decrease in other receivable                                   (7,454)               11              (7,454)
      Increase in deposits                                                          --                --              (6,831)
      Increase/(decrease) in accounts payable                                  (44,382)          135,857             104,171
      Increase in accrued interest                                                 996               996              42,382

      Increase/(decrease) in accrued expense                                    12,384            (3,298)             12,768
                                                                          -------------     -------------       -------------
  Total Adjustments                                                            127,113           258,465           5,087,747
                                                                          -------------     -------------       -------------
      Net cash used in operating activities                                   (420,588)         (161,783)         (6,225,443)
                                                                          -------------     -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Decrease(increase) of certificate of deposit                                  --           100,000            (100,000)
      Purchase of patents                                                           --                --            (135,033)
      Purchase of equipment                                                    (21,818)               --            (261,371)
                                                                          -------------     -------------       -------------
      Net cash provided by (used in) investing activities                      (21,818)          100,000            (496,404)
                                                                          -------------     -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of notes to related party                              --                --             345,773
      Proceeds from issuance of notes                                          200,000                --             200,000
      Payments of notes                                        (15,000)           (5,000)           (110,197)
      Issuance of common stock for cash                                             --           105,000           6,476,094
      Receipt of cash for stock to be issued                                        --             5,000              10,000
                                                                          -------------     -------------       -------------
      Net cash provided by financing activities                                185,000           105,000           6,921,670
                                                                          -------------     -------------       -------------

 Net Increase (decrease) in cash & cash equivalents                           (257,406)           43,217             199,823

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                     457,229            21,827                  --
                                                                          -------------     -------------       -------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                   $    199,823      $     65,044        $    199,823
                                                                          =============     =============       =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
      Stock issued for  services and prepaid                              $    285,843      $         --        $  1,826,078
                                                                          =============     =============       =============
      Stock issued for  compensation                                      $         --      $      2,916        $  1,835,957
                                                                          =============     =============       =============
      Stock issued for contributions                                      $         --      $     11,300        $         --
                                                                          =============     =============       =============
      Acquisition of intangible for debt                                  $         --      $         --        $  1,185,475
                                                                          =============     =============       =============
      Settlement of debt to equity                                        $         --      $         --        $  1,328,111
                                                                          =============     =============       =============

CASH PAID FOR:
      Interest                                                            $         --      $         --        $      2,134
                                                                          =============     =============       =============
      Income Tax                                                          $         --      $         --        $      7,200
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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sionix Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended September 30, 2002.

NOTE 3 - RECENT PRONOUNCEMENTS

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. Management is in the process of evaluating the requirements of SFAS No. 144 and does not expect that it will materially impact the Company's financial position or results of operations.

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on its earnings or financial position.

                                                              SIONIX CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 to have a material impact, if any, on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No. 148 to have a material impact on its financial position or results of operations or cash flows.

                                                              SIONIX CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4 - NOTES PAYABLE

The Company has received advances in the form of unsecured promissory notes payable to some shareholders in order to pay ongoing operating expenses. These notes are unsecured, bear interest at rates up to 13% and are due on demand. As of December 31, 2002, the amounts due totaled $81,645. Accrued interest on the notes amounted to $25,400 at December 31, 2002. Interest expenses on the notes for the quarter ended December 31, 2002 and 2001 amounted to $996 for each period.

NOTE 5 - EQUITY LINE OF CREDIT

On September 17, 2002, the Company entered into an agreement with Cornell Capital Partners, LP (Investor), pursuant to which the Investor will purchase the Company's Common Stock, par value $.001 per share (the "Common Stock"), for an aggregate price of up to Seven Million Five Hundred Thousand Dollars ($7,500,000). Purchase Price" shall be set at one hundred percent (100%) of the Market Price during the Pricing Period. Market price is defined under the agreement as lowest closing Bid Price (as reported by Bloomberg L.P.) of the Common Stock during the Pricing Period. The termination date of this agreement is earliest of; (1) the Investor makes payment of Advances of $7,500,000, (2) any stop order or suspension of the effectiveness of the Registration Statement for an aggregate of fifty (50) Trading Days or (3) the Company shall at any time fail materially to comply with the requirements of the agreement and such failure is not cured within thirty (30) days after receipt of written notice from the Investor or (4) the date occurring twenty-four (24) months after the Effective Date. To induce the Investor to execute and deliver the Equity Line of Credit Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations there under, or any similar successor statute (collectively, the "1933 Act"), and applicable state securities laws.

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

On each Advance Date the Company shall pay to the Investor, directly from the gross proceeds held in escrow, an amount equal to four percent (4%) of the amount of each Advance. Under the agreement, upon the execution of this Agreement the Company was to issue to the Investor, shares of the Company's Common Stock in an amount equal to Two Hundred Ninety Thousand Dollars ($290,000) divided by the Closing Bid Price on the Closing Date. Upon the execution of the Agreement the Company was to issue to the Placement Agent shares of the Company's Common Stock in an amount equal to Ten Thousand Dollars ($10,000) divided by the Closing Bid Price of the Company's Common Stock on the

                                                              SIONIX CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

date hereof. The Company has disclosed such shares totaling $300,000 in the financial statements for the year ended September 30, 2002 as shares to be issued and reduction from equity amount since it was the cost of raising equity. These shares were issued during the period ended December 31, 2002.

During the period ended December 31, 2002, the Company received $192,000 proceeds from a promissory note to Cornell Capital Partners, LP, net of 4% fee of $8,000. The Company agreed to escrow 10 requests for advances under the Equity Line of Credit Agreement in the amount not less than $20,000. The request will be held in escrow by the law firm, which will release such requests to the Holder every 7 (seven) calendar days commencing on January 6, 2003. If this note is not fully paid when due, the outstanding principal owed will be payable in full together with interest at the rate of 24% per annum or the highest rate permitted by law, if lower.

NOTE 6 - COMMON STOCK

During the three months period ended December 31, 2002, the Company issued 967,742 shares of common stock pursuant to the equity line of credit agreement for $300,000 (note 5).

The Company issued 750,000 shares of common stock for services amounting $198,925 and prepaid consulting expense amounting $37,300 in the three months period ended December 31, 2002. The valuation of shares was based upon market value of the shares at the time of the consummation of the transaction.

NOTE 7 - EARNING PER SHARE

Earnings per share for the three month periods ended December 31, 2002 and 2001 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 8 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the period ended December 31, 2002 presentation.

NOTE 9 - LITIGATION, COMMITMENT & EXTRAORDINARY ITEM

LITIGATION:

The lawsuit which was filed by the Company against its former President, Dascore, LLC, an entity controlled by the former President and in a business related to that of the Company; and a former officer and director of the Company (the "Defendants"), was settled. The Company alleged that the Defendants had (1) infringed on certain patents owned by the Company, through knowledge gained in their former positions; (2) sold or attempted to sell technology owned by the Company and covered by patents; (3) conspired to convert technology, money and

                                                              SIONIX CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

equipment owned by the Company to pay personal expenses, and (4) defrauded the Company and breached their fiduciary duties in connection with their departure by retention of property owned by the Company. As a result of this settlement, the Company recorded a gain of $79,999 in the year ended September 30, 2002, for the settlement award. The Company also recorded $17,618 as an extraordinary gain on settlement of debts for forgiven amount of note payable as per the settlement. In addition, all of outstanding stocks held by the defendants totaling 7,533,701 shares were returned to the Company and cancelled by the Company. Certain defendants appealed the settlement, but the judgment of the court was affirmed on January 21, 2003.

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

DISSOLUTION OF JOINT VENTURE:

In October 2000, the Company and the Environmental Products Division of Hoffinger Industries, Inc. ("EPD") entered into a Joint Venture Agreement to form Sionix/EDP (the "Joint Venture"), a limited liability corporation, to develop, market, sell and manufacture water filtration technology products. There was no activity by the joint venture through December 12, 2002. On December 12, 2002, the joint venture was dissolved.

                                                              SIONIX CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2002, the Company had incurred cumulative losses of $11,313,190 including current loss of $547,701. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its research and development activities, production of its equipment and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan. In that regard, on September 17, 2002, the Company entered into an agreement with an investor, pursuant to which the Investor will purchase the Company's Common Stock, par value $.001 per share for an aggregate price of up to Seven Million Five Hundred Thousand Dollars ($7,500,000).

Item 2.  Management's Discussion and Analysis or Plan of Operation

General
-------

         Results of Operations (Three Months Ended December 31, 2002 Compared to
         -----------------------------------------------------------------------
Three Months Ended December 31, 2001).
--------------------------------------

         General and administrative expenses in the three months ended December 31, 2002 increased by $141,430, from $392,691 in the prior period to $534,121 in the current period. The increase is principally due to marketing and selling costs as the Company moved from research and development to production and sales efforts. Research and development costs decreased by $13,165, reflecting the completion of most research and development activities for the Company's principal products. Net loss for the quarter increased by $127,453, due principally to the increase in general and administrative expenses, with no offsetting revenues.

         Liquidity and Capital Resources.
         --------------------------------

         On December 31, 2002, the Company had cash and cash equivalents of approximately $199,823. The principal source of liquidity has been sales of securities. Management anticipates that additional capital will be required to finance the Company's operations. During 2002 the Company entered into an Equity Line of Credit Agreement with Cornell Capital, L. P. which allows the Company, at its option, to draw funds from time to time in exchange for the issuance of shares, up to a maximum of $7,500,000. The Company believes that available proceeds from the Equity Line of Credit Agreement, plus possible cash flow from the sale of products during the current quarter, will be sufficient to finance the Company's operations. However, the Company has no other commitments for financing, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the quarter.

         As of December 31, 2002, the Company had an accumulated deficit of $11,313,190. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

Item 3.  Controls and Procedures.

         Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act are processed and reported within the time periods specified by law. The design of any such system of controls is based in part on assumptions about the likelihood of future events, and there can be no assurance that any such system of controls will succeed in all circumstances.

         Since the date of the evaluation described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The action the Company had filed against its former President and certain others was settled as to all defendants except one of the individual defendants, Wade Cowart. Mr. Cowart has filed a motion seeking to have the Company pay damages of up to $100,000 in connection with a restraining order that the Federal court previously issued against Mr. Cowart. The Company believes that Cowart will recover little, if anything. The Company posted the potential maximum liability of $100,000 as a security bond pending final disposition of the matter.

Item 2.  Changes in Securities and Use of Proceeds

         During the three month period ended December 31, 2002, the Company Issued 967,742 shares of its Common Stock to Cornell Capital, L.P. and its affiliates pursuant to an Equity Line of Credit agreement.

         During the period the Company issued 750,000 shares of common stock for services, valued at $198,925 and prepaid consulting expense amounting to $37,300.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

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

                               SIONIX CORPORATION
Date:  February 13, 2003

                               By: /s/ James J. Houtz
                                  ---------------------------------------
                                   James J. Houtz, President

                               By: /s/ Robert McCray
                                  ---------------------------------------
                                   Robert McCray, Chief Financial Officer

                                  CERTIFICATION

I, James J. Houtz, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sionix Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

                                                     /s/ James J. Houtz
                                                     ---------------------------
                                                     James J. Houtz, President

                                  CERTIFICATION

I, Robert McCray, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sionix Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

                                     /s/ Robert McCray
                                     -------------------------------------------
                                     Robert McCray, Chief Financial Officer