Form 10QSB
period 2003-03-31
SIONIX CORP /UT/
filed 2003-05-07
CIK 764667

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

Commission File Number 2-95626-D

                               Sionix Corporation
                               ------------------
        (Exact name of small business issuer as specified in its charter)

              Utah                                                87-0428526
              ----                                                ----------
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

As of March 31, 2003, the Company had 78,676,927 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                              Yes [ ]       No [X]

                                      INDEX

PART I          FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheet at March 31, 2003 (unaudited)

          Statements of Operations for the Periods of Three Months and Six Months ended March 31, 2003 and March 31, 2002, and Cumulative from Inception (unaudited)

          Statements of Cash Flows for the Periods of Six Months ended March 31, 2003 and March 31, 2002 and Cumulative from Inception (unaudited)

          Notes to Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis or Plan of Operation

Item 3.   Controls and Procedures

PART II         OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities.

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               SIONIX CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2003
                                   (Unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash & cash equivalents                                         $     62,410
   Prepaid expenses                                                     476,211
                                                                   -------------
       Total current assets                                             538,621
                                                                   -------------

PROPERTY AND EQUIPMENT, NET                                              42,747

OTHER ASSETS
   Restricted cash                                                      100,000
   Deposits                                                               6,831
                                                                   -------------
        Total other assets                                              106,831
                                                                   -------------
                                                                   $    688,199
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                $     37,701
   Accrued expenses                                                       4,989
   Accrued interest                                                      26,757
   Notes payable                                                         66,645
   Equity line of credit                                                225,000
                                                                   -------------
        Total current liabilities                                       361,092
                                                                   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $0.001par value ;100,000,000 shares authorized;
     79,133,153 shares issued and 78,676,927 shares outstanding          78,677
   Additional paid-in capital                                        11,938,298
   Deficit accumulated from inception                               (11,689,868)
                                                                   -------------
        Total stockholders' equity                                      327,107
                                                                   -------------
                                                                   $    688,199
                                                                   =============

   The accompanying notes are an integral part of these financial statements.


                               SIONIX CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                                                        CUMULATIVE
                                                                                                                     FROM INCEPTION
                                                         THREE MONTH PERIODS ENDED         SIX MONTH PERIODS ENDED (OCTOBER 3, 1994)
                                                                 MARCH 31,                       MARCH 31,                 TO
                                                           2003            2002            2003             2002      MARCH 31, 2003
                                                       -------------   -------------   -------------   -------------   -------------
REVENUES                                               $         --    $         --    $         --    $         --    $         --

EXPENSES:

General and Administrative                                  322,058         208,700         856,179         601,392       9,077,489
Research and development                                     50,163              --          59,298          22,300       1,344,441
Impairment of intangible assets                                  --              --              --              --       1,117,601
Depreciation and amortization                                 3,814           5,099           7,471          10,199         382,667
                                                       -------------   -------------   -------------   -------------   -------------
                                                            376,035         213,799         922,948         633,891      11,922,198
                                                       -------------   -------------   -------------   -------------   -------------
OPERATING LOSS                                             (376,035)       (213,799)       (922,948)       (633,891)    (11,922,198)

OTHER INCOME (EXPENSE)
Interest Income                                                 713             283           1,821           2,023          51,950
Interest Expense                                             (1,356)           (974)         (2,352)         (1,970)       (209,076)
Legal Settlement                                                 --         131,500              --         131,500         433,603
                                                       -------------   -------------   -------------   -------------   -------------
          Total other income (expense)                         (643)        130,809            (531)        131,553         276,477
                                                       -------------   -------------   -------------   -------------   -------------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM            (376,678)        (82,990)       (923,479)       (502,338)    (11,645,721)

Income taxes                                                     --              --             900             900           8,100
                                                       -------------   -------------   -------------   -------------   -------------

LOSS BEFORE EXTRAORDINARY ITEM                             (376,678)        (82,990)       (924,379)       (503,238)    (11,653,821)

EXTRAORDINARY ITEM-GAIN (LOSS) ON SETTLEMENT OF DEBTS            --          17,618              --          17,618         (36,047)
                                                       -------------   -------------   -------------   -------------   -------------

NET LOSS                                               $   (376,678)   $    (65,372)   $   (924,379)   $   (485,620)   $(11,689,868)
                                                       =============   =============   =============   =============   =============

BASIC AND DILUTED NET LOSS PER SHARE:

          LOSS BEFORE EXTRAORDINARY ITEM               $     (0.005)   $     (0.001)   $     (0.012)   $     (0.008)
                                                       =============   =============   =============   =============

          EXTRAORDINARY ITEM                           $      0.000    $      0.000    $      0.000    $      0.000
                                                       =============   =============   =============   =============

          NET LOSS                                     $     (0.005)   $     (0.001)   $     (0.012)   $     (0.008)
                                                       =============   =============   =============   =============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING    77,164,612      62,493,660      76,183,183      62,896,537
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


                               SIONIX CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                          CUMULATIVE
                                                                              SIX MONTHS ENDED          FROM INCEPTION
                                                                                  MARCH 31,            (OCTOBER 3, 1994)
                                                                             2003            2002      TO MARCH 31, 2003
                                                                         -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                              $   (924,379)   $   (485,620)   $(11,689,868)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
       Depreciation and amortization                                            7,471          10,199         382,667
       Amortization of prepaid expense                                         86,920         117,431          86,920
       Issuance of common stock for compensation                                   --           2,916       1,835,957
       Issuance of common stock for services & prepaid consulting fees        293,100              --       1,833,335
       Issuance of common stock for contribution                                   --          11,300              --
       Stock to be issued for services received                                    --          13,990              --
       Write-down of obsolete assets                                               --              --          38,862
       Write-down of intangible assets                                             --              --       1,117,601
       Gain on legal settlement                                                    --        (149,118)             --
       Loss on settlement of debts                                                 --              --          36,047
       Other                                                                       --              --          40,370
       Changes in assets and liabilities:
       Increase of other assets                                                    --              --        (207,126)
       Increase in prepaid expense                                           (269,217)             --        (269,217)
       Decrease in other receivable                                               132              58             132
       Increase in deposits                                                        --              --          (6,831)
       Increase (decrease) in accounts payable                                (40,852)         68,414         107,701
       Increase in accrued interest                                             2,353           1,970          43,739
       Increase (decrease) in accrued expense                                   1,471         (17,749)          1,855
                                                                         -------------   -------------   -------------
   Total Adjustments                                                           81,378          59,411       5,042,012
                                                                         -------------   -------------   -------------
       Net cash used in operating activities                                 (843,001)       (426,209)     (6,647,856)
                                                                         -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Decrease(increase) of certificate of deposit                                --         100,000        (100,000)
       Purchase of patents                                                         --              --        (135,033)
       Purchase of equipment                                                  (21,818)             --        (261,371)
                                                                         -------------   -------------   -------------
       Net cash provided by (used in) investing activities                    (21,818)        100,000        (496,404)
                                                                         -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of notes to related party                            --              --         345,773
       Proceeds from issuance of notes                                        479,500              --         479,500
       Payments of notes                                                       (9,500)        (25,000)       (104,697)
       Issuance of common stock for cash                                           --         354,700       6,476,094
       Receipt of cash for stock to be issued                                      --          44,500          10,000
                                                                         -------------   -------------   -------------
       Net cash provided by financing activities                              470,000         374,200       7,206,670
                                                                         -------------   -------------   -------------

Net Increase (decrease) in cash & cash equivalents                           (394,819)         47,991          62,410

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                    457,229          21,827              --
                                                                         -------------   -------------   -------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                  $     62,410    $     69,818    $     62,410
                                                                         =============   =============   =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
       Stock issued for  services and prepaid                            $    293,100    $     13,990    $  1,833,335
                                                                         =============   =============   =============
       Stock issued for  compensation                                    $         --    $      2,916    $  1,835,957
                                                                         =============   =============   =============
       Stock issued for contributions                                    $         --    $     11,300    $         --
                                                                         =============   =============   =============
       Acquisition of intangible for debt                                $         --    $         --    $  1,185,475
                                                                         =============   =============   =============
       Settlement of debt to equity                                      $    275,000    $         --    $  1,603,111
                                                                         =============   =============   =============

CASH PAID FOR:
       Interest                                                          $         --    $         --    $      2,134
                                                                         =============   =============   =============
       Income Tax                                                        $         --    $         --    $      7,200
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

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Company does not expect the adoption of SFAS No. 148 to have a material impact on its financial position or results of operations or cash flows.

On April 30, the FASB issued FASB Statement No. 149 (FAS 149), AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

                                                              SIONIX CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - NOTES PAYABLE

      The Company has received advances in the form of unsecured promissory notes payable to some shareholders in order to pay ongoing operating expenses. These notes are unsecured, bear interest at rates up to 13%, and are due on demand. As of March 31, 2003, amounts due was $66,645. Accrued interest on the notes amounted to $26,757 at March 31, 2003. Interest expense on the notes for the periods ended March 31, 2003 and 2002 amounted to $2,353 and $1,970, respectively.

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

                                                              SIONIX CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

On each Advance Date the Company shall pay to the Investor, directly from the gross proceeds held in escrow, an amount equal to four percent (4%) of the amount of each Advance. Under the agreement, upon the execution of this Agreement the Company was to issue to the Investor, shares of the Company's Common Stock in an amount equal to Two Hundred Ninety Thousand Dollars ($290,000) divided by the Closing Bid Price on the Closing Date. Upon the execution of the Agreement the Company was to issue to the Placement Agent shares of the Company's Common Stock in an amount equal to Ten Thousand Dollars ($10,000) divided by the Closing Bid Price of the Company's Common Stock on the date hereof. The Company has disclosed such shares totaling $300,000 in the financial statements for the year ended September 30, 2002 as shares to be issued and reduction from equity amount since it was the cost of raising equity. These shares were issued during the period ended March 31, 2003.

During the period ended March 31, 2003, the Company received $479,500 proceeds from a promissory note to Cornell Capital Partners, LP, net of 4% fee of $20,000 and $500 escrow fee. The Company agreed to escrow 10 requests for advances under the Equity Line of Credit Agreement in the amount not less than $20,000. The request is held in escrow by the law firm, which releases such requests to the Holder every seven calendar days commencing on January 6, 2003. If this note is not fully paid when due, the outstanding principal owed will be payable in full together with interest at the rate of 24% per annum or the highest rate permitted by law, if lower. The Company has settled $275,000 by issuing shares of common stock during the quarter ended March 31, 2003 (note 6). The notes payable outstanding at March 31, 2003 amounted to $225,000.

NOTE 6 - COMMON STOCK

During the period ended March 31, 2003, the Company issued 1,447,294 shares of common stock valued at $200,000 in cancellation of notes payable of $200,000, pursuant to the equity line of credit agreement (note 5).

During the period ended March 31, 2003, the Company issued 596,480 shares of common stock valued at $75,000 in cancellation of notes payable of $75,000, pursuant to the equity line of credit agreement (note 5).

During the period ended March 31, 2003, the Company issued 375,000 shares of common stock for consulting services, amounting to $56,875. The valuation of shares was based upon market value of the shares at the time of the consummation of the transaction.

NOTE 7 - EARNINGS (LOSS) PER SHARE

Earnings or loss per share for the periods ended March 31, 2003 and 2002 were determined by dividing net income or loss for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 8 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the period ended March 31, 2003 presentation.

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

DISSOLUTION OF JOINT VENTURE:

      In October 2000, the Company and the Environmental Products Division of Hoffinger Industries, Inc. ("EPD") entered into a Joint Venture Agreement to form Sionix/EDP (the "Joint Venture"), a limited liability corporation, to develop, market, sell and manufacture water filtration technology products. On December 12, 2002, the joint venture was dissolved.

NOTE 10 - GOING CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2003, the Company had incurred cumulative losses of $11,689,868, including a current loss of $924,379. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its research and development activities, production of its equipment and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan. In that regard, on September 17, 2002, the Company entered into an agreement with an investor, pursuant to which the Investor will purchase the Company's Common Stock, par value $.001 per share for an aggregate price of up to Seven Million Five Hundred Thousand Dollars ($7,500,000).

Item 2.     Management's Discussion and Analysis or Plan of Operation

General
-------

         Results of Operations (Three Months Ended March 31, 2003 Compared to
         -----------------------------------------------------------------------
Three Months Ended March 31, 2002).
--------------------------------------

         General and administrative expenses in the three months ended March 31, 2003 increased by $113,358, from $208,700 in the prior period to $322,058 in the current period. The increase is principally due to marketing and selling costs as the Company moved from research and development to production and sales efforts. Research and development costs increased by $50,163, principally due to software costs for developing the control system and engineering costs relating to configuring the system for containerization. Net loss for the quarter increased by $162,236, due principally to the increase in general and administrative expenses, with no offsetting revenues, as well as increased research and development expenses.

         Results of Operations (Six Months Ended March 31, 2003 Compared to
         -----------------------------------------------------------------------
Six Months Ended March 31, 2002).
--------------------------------------

         General and administrative expenses in the six months ended March 31, 2003 increased by $254,787, from $601,392 in the prior period to $856,179 in the current period. The increase is principally due to marketing and selling costs as the Company moved from research and development to production and sales efforts. Research and development costs increased by $36,998, principally due to software costs for developing the control system and engineering costs relating to configuring the system for containerization. Net loss for the period increased by $289,057, due principally to the increase in general and administrative expenses, with no offsetting revenues, as well as increased research and development expenses. Also, the Company recorded income from a legal settlement in the prior period, with no similar item during the current period.

        Liquidity and Capital Resources.
        -------------------------------

         On March 31, 2003, the Company had cash and cash equivalents of approximately $62,410. The principal source of liquidity has been sales of securities. Management anticipates that additional capital will be required to finance the Company's operations. During 2002 the Company entered into an Equity Line of Credit Agreement with Cornell Capital, L. P. which allows the Company, at its option, to draw funds from time to time in exchange for the issuance of shares, up to a maximum of $7,500,000. The Company believes that available proceeds from the Equity Line of Credit Agreement, plus possible cash flow from the sale of products, will be sufficient to finance the Company's operations. However, the Company has no other commitments for financing, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the quarter.

         As of March 31, 2003, the Company had an accumulated deficit of $11,689,868. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

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

Item 2.    Changes in Securities and Use of Proceeds

         During the three month period ended March 31, 2003, the Company issued 2,043,774 shares of its Common Stock to Cornell Capital, L.P. and its affiliates pursuant to an Equity Line of Credit agreement, for an aggregate consideration of $275,000.

         During the three month period ended March 31, 2003, the Company issued 375,000 shares of common stock for consulting services, valued at $56,875.

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

                               SIONIX CORPORATION
Date:  May 7, 2003

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

Date: May 7, 2003

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

Date: May 7, 2003

                                     /s/ Robert McCray
                                     -------------------------------------------
                                     Robert McCray, Chief Financial Officer