Form 10QSB
period 2003-06-30
SIONIX CORP
filed 2003-08-14
CIK 764667

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

Commission File Number 2-95626-D

                               Sionix Corporation
                               ------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                            87-0428526
              ----                                              ----------
   State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

                 9272 Jeronimo Road, Suite 108, Irvine, CA 92618
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  949 454-9283
                                  ------------
                           (Issuer's telephone number)

                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

As of June 30, 2003, the Company had 81,490,122 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                              Yes [ ]       No [X]

                                      INDEX

PART I          FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheet at June 30, 2003 (unaudited)

          Statements of Operations for the Periods of Three Months and Nine Months ended June 30, 2003 and June 30, 2002, and Cumulative from Inception (unaudited)

          Statements of Cash Flows for the Periods of Nine Months ended June 30, 2003 and June 30, 2002 and Cumulative from Inception (unaudited)

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               SIONIX CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 June 30, 2003
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
    Cash & cash equivalents                                        $    214,296
    Prepaid expenses                                                    448,177
                                                                   -------------
        Total current assets                                            662,473

PROPERTY AND EQUIPMENT, NET                                             150,592

OTHER ASSETS
    Restricted cash                                                     100,000
    Deposits                                                              6,831
                                                                   -------------
        Total other assets                                              106,831
                                                                   -------------

                                                                   $    919,896
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                               $     56,894
    Accrued expenses                                                      3,925
    Accrued interest                                                     27,985
    Notes payable                                                        51,645
    Equity line of credit                                               480,000
                                                                   -------------
        Total current liabilities                                       620,449

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value;100,000,000 shares authorized;
      81,008,222 shares issued and 81,490,122 shares outstanding         81,490
    Additional paid-in capital                                       12,341,609
    Deficit accumulated from inception                              (12,123,652)
                                                                   -------------

        Total stockholders' equity                                      299,447
                                                                   -------------

                                                                   $    919,896
                                                                   =============

   The accompanying notes are an integral part of these financial statements.


                                                         SIONIX CORPORATION
                                                    (A Development Stage Company)
                                                      STATEMENTS OF OPERATIONS
                                                             (Unaudited)
                                                                                                                        CUMULATIVE
                                                                                                                      FROM INCEPTION
                                                         THREE MONTH PERIODS ENDED        NINE MONTH PERIODS ENDED     (OCTOBER 3,
                                                                 JUNE 30,                        JUNE 30,                1994) TO
                                                           2003            2002            2003            2002        JUNE 30, 2003
                                                       -------------   -------------   -------------   -------------   -------------
REVENUES                                               $         --    $         --    $         --    $         --    $         --

EXPENSES:

General and administrative                                  367,399         257,193       1,223,578         858,585       9,444,889
Research and development                                     58,566       18,510.00         117,864          40,810       1,403,007
Impairment of intangible assets                                  --              --              --              --       1,117,601
Depreciation and amortization                                 8,376           4,766          15,847          14,965         391,043
                                                       -------------   -------------   -------------   -------------   -------------
                                                            434,341         280,469       1,357,289         914,360      12,356,540
                                                       -------------   -------------   -------------   -------------   -------------
OPERATING LOSS                                             (434,341)       (280,469)     (1,357,289)       (914,360)    (12,356,540)

OTHER INCOME (EXPENSE)
Interest income                                                 787           1,984           2,607           4,007          52,737
Interest expense                                             (1,229)           (984)         (3,581)         (2,954)       (210,305)
Legal settlement                                              1,000         200,000           1,000         331,500         434,603
                                                       -------------   -------------   -------------   -------------   -------------

            Total other income (expense)                        558         201,000              26         332,553         277,035
                                                       -------------   -------------   -------------   -------------   -------------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM            (433,783)        (79,469)     (1,357,263)       (581,807)    (12,079,505)

Income taxes                                                     --              --             900             900           8,100
                                                       -------------   -------------   -------------   -------------   -------------

LOSS BEFORE EXTRAORDINARY ITEM                             (433,783)        (79,469)     (1,358,163)       (582,707)    (12,087,605)

EXTRAORDINARY ITEM - LOSS ON SETTLEMENT OF DEBTS                 --         (18,864)             --          (1,246)        (36,047)
                                                       -------------   -------------   -------------   -------------   -------------

NET LOSS                                               $   (433,783)   $    (98,333)   $ (1,358,163)    $(583,953)$     (12,123,652)
                                                       =============   =============   =============   =============   =============

BASIC AND DILUTED NET LOSS PER SHARE:

         LOSS BEFORE EXTRAORDINARY ITEM                $     (0.006)   $     (0.001)   $     (0.018)   $     (0.009)
                                                       =============   =============   =============   =============

         EXTRAORDINARY ITEM                            $      0.000    $     (0.000)   $      0.000    $     (0.000)
                                                       =============   =============   =============   =============

         NET LOSS                                      $     (0.006)   $     (0.001)   $     (0.018)   $     (0.009)
                                                       =============   =============   =============   =============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING    78,676,927      65,778,236      77,014,431      63,857,103
                                                       =============   =============   =============   =============

                             The accompanying notes are an integral part of these financial statements.

                                                                  4


                                                 SIONIX CORPORATION
                                           (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                                                                       CUMULATIVE
                                                                                                     FROM INCEPTION
                                                                            NINE MONTHS ENDED         (OCTOBER 3,
                                                                                 JUNE 30,               1994) TO
                                                                          2003            2002        JUNE 30, 2003
                                                                      -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                              $ (1,358,163)   $   (583,953)   $(12,123,652)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Depreciation and amortization                                           15,847          14,965         391,043
    Amortization of prepaid expense                                         86,920         141,318          86,920
    Issuance of common stock for compensation                                   --           2,916       1,835,957
    Issuance of common stock for services & prepaid consulting fees        354,225          13,990       1,894,460
    Issuance of common stock for contribution                                   --          11,300              --
    Write-down of obsolete assets                                               --              --          38,862
    Write-down of intangible assets                                             --              --       1,117,601
    Gain on legal settlement                                                    --         (67,618)             --
    Loss on settlement of debts                                                 --          18,864          36,047
    Other                                                                       --              --          40,370
    Changes in assets and liabilities:
    Increase of other assets                                                    --              --        (207,126)
    Increase in prepaid expense                                           (241,183)        (55,000)       (241,183)
    Decrease in other receivable                                               132              61             132
    Increase in deposits                                                        --              --          (6,831)
    Increase (decrease) in accounts payable                                (21,659)         83,644         126,894
    Increase in accrued interest                                             3,581           2,955          44,966
    Increase (decrease) in accrued expense                                     405        (110,098)            790
                                                                      -------------   -------------   -------------
Total Adjustments                                                          198,268          57,297       5,158,902
                                                                      -------------   -------------   -------------
    Net cash used in operating activities                               (1,159,895)       (526,656)     (6,964,750)
                                                                      -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease (increase) of certificate of deposits                              --         140,000        (100,000)
    Purchase of patents                                                         --              --        (135,033)
    Purchase of equipment                                                 (138,038)             --        (377,591)
                                                                      -------------   -------------   -------------
    Net cash provided by (used in) investing activities                   (138,038)        140,000        (612,624)
                                                                      -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of notes to related party                            --              --         345,773
    Proceeds from issuance of notes                                      1,100,000              --       1,100,000
    Payments of notes                                                      (45,000)        (45,000)       (140,197)
    Issuance of common stock for cash                                           --       1,528,530       6,476,094
    Receipt of cash for stock to be issued                                      --              --          10,000
                                                                      -------------   -------------   -------------
    Net cash provided by financing activities                            1,055,000       1,483,530       7,791,670
                                                                      -------------   -------------   -------------

Net Increase (decrease) in cash & cash equivalents                        (242,933)      1,096,874         214,296

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                 457,229          21,827              --
                                                                      -------------   -------------   -------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                               $    214,296    $  1,118,701    $    214,296
                                                                      =============   =============   =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
    Stock issued for  services and prepaid                            $    354,225    $     13,990    $  1,894,460
                                                                      =============   =============   =============
    Stock issued for  compensation                                    $         --    $      2,916    $  1,835,957
                                                                      =============   =============   =============
    Stock issued for contributions                                    $         --    $     11,300    $         --
                                                                      =============   =============   =============
    Acquisition of intangible for debt                                $         --    $         --    $  1,185,475
                                                                      =============   =============   =============
    Settlement of debt to equity                                      $    620,000    $         --    $  1,948,111
                                                                      =============   =============   =============

CASH PAID FOR:
    Interest                                                          $         --    $         --    $      2,134
                                                                      =============   =============   =============
    Income Tax                                                        $         --    $         --    $      7,200
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

                                                         5

                                                              SIONIX CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BUSINESS ACTIVITY

Sionix Corporation (the "Company") is a Nevada corporation, originally incorporated in 1985. The Company was formed to design, develop, and market an automatic water filtration system primarily for small water districts.

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

NOTE 3 - RECENT PRONOUNCEMENTS

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the earnings or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 does not have a material effect on the earnings or financial position of the Company.

                                                              SIONIX CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The adoption of SFAS 147 does not have a material effect on the earnings or financial position of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 does not have a material effect on the earnings or financial position of the Company.

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

On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

                                                              SIONIX CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

NOTE 4 - NOTES PAYABLE

      The Company has received advances in the form of unsecured promissory notes payable to some shareholders in order to pay ongoing operating expenses. These notes are unsecured, bear interest rates up to 13%, and are due on demand. As of June 30, 2003, the aggregate amount due was $51,645. Accrued interest on the notes amounted to $27,985 at June 30, 2003. Interest expense on the notes for the periods ended June 30, 2003 and 2002 amounted to $3,581 and $2,954, respectively.

NOTE 5 - EQUITY LINE OF CREDIT

On September 17, 2002, the Company entered into an agreement with Cornell Capital Partners, LP (the "Investor"), pursuant to which the Investor will purchase the Company's Common Stock, par value $.001 per share (the "Common Stock"), for an aggregate price of up to Seven Million Five Hundred Thousand Dollars ($7,500,000). Purchase Price" shall be set at one hundred percent (100%) of the Market Price during the Pricing Period. Market price is defined under the agreement as lowest closing Bid Price (as reported by Bloomberg L.P.) of the Common Stock during the Pricing Period. The termination date of this agreement is earliest of; (1) the Investor makes payment of Advances of $7,500,000, (2) any stop order or suspension of the effectiveness of the Registration Statement for an aggregate of fifty (50) Trading Days or (3) the Company shall at any time fail materially to comply with the requirements of the agreement and such failure is not cured within thirty (30) days after receipt of written notice from the Investor or (4) the date occurring twenty-four (24) months after the Effective Date. To induce the Investor to execute and deliver the Equity Line of Credit Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations there under, or any similar successor statute (collectively, the "1933 Act"), and applicable state securities laws.

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

On each Advance Date the Company shall pay to the Investor, directly from the gross proceeds held in escrow, an amount equal to four percent (4%) of the amount of each Advance. Under the agreement, upon the execution of this Agreement the Company was to issue to the Investor, shares of the Company's Common Stock in an amount equal to Two Hundred Ninety Thousand Dollars ($290,000) divided by the Closing Bid Price on the Closing Date. Upon the execution of the Agreement the Company was to issue to the Placement Agent shares of the Company's Common Stock in an amount equal to Ten Thousand Dollars ($10,000) divided by the Closing Bid Price of the Company's Common Stock on the date hereof. The Company has disclosed such shares totaling $300,000 in the financial statements for the year ended September 30, 2002 as shares to be issued and reduction from equity amount since it was the cost of raising equity. These shares were issued during the period ended June 30, 2003.

During the period ended June 30, 2003, the Company received $1,039,500 proceeds from a promissory note to Cornell Capital Partners, LP, net of 4% fee of $60,000 and $500 escrow fee. The Company agreed to escrow 10 requests for advances under the Equity Line of Credit Agreement in the amount not less than $20,000. The request is held in escrow by the law firm, which releases such requests to the Holder every seven calendar days commencing on January 6, 2003. If this note is not fully paid when due, the outstanding principal owed will be payable in full together with interest at the rate of 24% per annum or the highest rate permitted by law, if lower. The Company has settled $620,000 by issuing shares of common stock during the period ended June 30, 2003 (note 6). The notes payable outstanding at June 30, 2003 amounted to $480,000.

NOTE 6 - COMMON STOCK

During the nine months period ended June 30, 2003, the Company issued 1,447,294 shares of common stock valued at $200,000 in exchange of notes payable of $200,000, 2,998,518 shares of common stock valued at $300,000 in exchange of notes payable of $300,000, and 786,157 shares of common stock valued at $120,000 in exchange of notes payable of $120,000, in pursuant to the equity line of credit agreement (note 5).

                                                              SIONIX CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Company issued 1,500,000 shares of common stock for consulting services amounting $354,225 in the nine month period ended June 30, 2003. The valuation of shares was based upon market value of the shares at the time of the consummation of the transaction.

The Company cancelled 50,000 shares of common stock received per legal settlement agreement.

NOTE 7 - EARNINGS PER SHARE

Earnings per share for the nine month and three month periods ended June 30, 2003 and 2002 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 8 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the period ended June 30, 2003 presentation.

NOTE 9 - LITIGATION, COMMITMENT & EXTRAORDINARY ITEM

LITIGATION:

      The lawsuit which was filed by the Company against its former President, Dascore, LLC, an entity controlled by the former President and in a business related to that of the Company; and a former officer and director of the Company (the "Defendants"), was settled. The Company alleged, that the Defendants had
(1) infringed on certain patents owned by the Company, through knowledge gained in their former positions; (2) sold or attempted to sell technology owned by the Company and covered by patents; (3) conspired to convert technology, money and equipment owned by the Company to pay personal expenses, and (4) defrauded the Company and breached their fiduciary duties in connection with their departure by retention of property owned by the Company. As a result of this settlement, the Company recorded a gain of $79,999 in the period ended June 30, 2002, for the settlement award. The Company also recorded $17,618 as an extraordinary gain on settlement of debts for forgiven amount of note payable as per the settlement. In addition, all of outstanding stocks held by the defendants totaling 7,533,701 shares were returned to the Company and cancelled by the Company. Certain defendants appealed the settlement, but the judgment of the court was affirmed on January 21, 2003.

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

A malpractice case brought by the Company against its former counsels, Wenthur and Chachas was settled in January 2002. The court granted $20,000 to the defendants. The Company has recorded $50,000; the difference of $70,000 previously recorded expense and the settlement amount, as a gain on settlement in the financial statement in the period ended June 30, 2002.

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

NOTE 10 - GOING CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2003, the Company had incurred cumulative losses of $12,123,652 including current loss of $1,358,163. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its research and development activities, production of its equipment and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan. In that regard, on September 17, 2002, the Company entered into an agreement with an investor, pursuant to which the Investor will purchase the Company's Common Stock, par value $.001 per share for an aggregate price of up to Seven Million Five Hundred Thousand Dollars ($7,500,000).

NOTE 11 - SUBSEQUENT EVENT

The Company has completed its reincorporation as a Nevada corporation, effective July 1, 2003. The reincorporation was completed pursuant to an Agreement and Plan of Merger between Sionix Corporation, a Utah corporation ("Sionix Utah") and its wholly-owned Nevada subsidiary, Sionix Corporation ("Sionix Nevada"). Under the merger agreement, Sionix Utah merged with and into Sionix Nevada, and each share of Sionix Utah's common stock was automatically converted into one share of common stock, par value $0.001 per share, of Sionix Nevada. The merger was effected by the filing of Articles of Merger, along with the Agreement and Plan of Merger, with the Secretary of State of Nevada.

Item 2.     Management's Discussion and Analysis or Plan of Operation

General
-------

         Results of Operations (Three Months Ended June 30, 2003 Compared to
         -----------------------------------------------------------------------
Three Months Ended June 30, 2002).
----------------------------------

         General and administrative expenses in the three months ended June 30, 2003 increased by $110,206, from $257,193 in the prior period to $367,399 in the current period. The increase is principally due to higher levels of marketing costs, including participation in trade shows and pursuit of government contracts. Research and development costs increased by $40,056, principally due to software costs for developing the control system and engineering costs relating to configuring the system for containerization. The operating loss for the quarter increased by $153,872, due to the increased general and administrative expenses and research and development costs. Net loss increased by $354,314, due to the increase in the operating loss and the fact that there was an extraordinary gain of $200,000 in the prior period.

         Results of Operations (Nine Months Ended June 30, 2003 Compared to
         -----------------------------------------------------------------------
Nine Months Ended June 30, 2002).
---------------------------------

         General and administrative expenses in the nine months ended June 30, 2003 increased by $364,993, from $858,585 in the prior period to $1,223,578 in the current period. The increase is principally due to marketing and selling costs as the Company moved from research and development to production and sales efforts. Research and development costs increased by $77,054, principally due to software costs for developing the control system and engineering costs relating to configuring the system for containerization. Net loss for the period increased by $774,210, due principally to the increase in general and administrative expenses, with no offsetting revenues, as well as increased research and development expenses. Also, the Company recorded income from a legal settlement in the prior period, with no similar item during the current period.

        Liquidity and Capital Resources.
        --------------------------------

         On June 30, 2003, the Company had cash and cash equivalents of approximately $214,296. The principal source of liquidity has been sales of securities. Management anticipates that additional capital will be required to finance the Company's operations. During 2002 the Company entered into an Equity Line of Credit Agreement with Cornell Capital, L. P. which allows the Company, at its option, to draw funds from time to time in exchange for the issuance of shares, up to a maximum of $7,500,000. The Company believes that available proceeds from the Equity Line of Credit Agreement, plus possible cash flow from the sale of products, will be sufficient to finance the Company's operations. However, the Company has no other commitments for financing, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the quarter.

         As of June 30, 2003, the Company had an accumulated deficit of $12,123,652. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         The action the Company had filed against its former President and certain others was settled as to all defendants except one of the individual defendants, Wade Cowart. Mr. Cowart has filed a motion seeking to have the Company pay damages of up to $100,000 in connection with a restraining order that the Federal court previously issued against Mr. Cowart. The Company believes that Cowart will recover little, if anything. The Company posted the potential maximum liability of $100,000 as a security bond pending final disposition of the matter. The matter is still pending.

         On August 6, 2003 the Company was served with a complaint in an action entitled Sullivan, et al v. Sionix Corporation, et al, filed in the Superior Court of the State of California in Orange County (Case No. 03CC00283). The plaintiffs, sixteen purported shareholders of the Company, seek damages and declaratory and injunctive relief against the Company, James J. Houtz, Joan Horowitz, Rodney Anderson and Robert McCray, directors of the Company, based on alleged fraud and deceit, breaches of fiduciary duty and negligence. The claim seeks general damages in the amount of at least $1 million, special damages in the amount of at least $4,000,000, unspecified punitive damages, costs of suit, attorneys' fees and interest. The action also seeks to enjoin the Company from paying the legal expenses incurred by the defendant officers and directors in the action.

         The Company believes the action is without merit and plans to vigorously contest the matter.

Item 2.    Changes in Securities and Use of Proceeds

         During the three month period ended June 30, 2003, the Company issued 2,488,195 shares of its Common Stock to Cornell Capital, L.P. and its affiliates pursuant to an Equity Line of Credit agreement, for an aggregate consideration of $345,000

         During the period the Company issued 125,000 shares of its Common Stock to a consultant For services rendered.

         The Company believes the foregoing issuances were exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and Regulation D thereunder.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K



a) Exhibits.

         31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

                  On July 15, 2003, the Company filed a Report on Form 8-K, dated as of July 1, 2003, which was amended by Amendment No. thereto, filed on July 22, 2003.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SIONIX CORPORATION
Date:  August 14, 2003

                             By: /s/ James J. Houtz
                                  ---------------------------------------
                                  James J. Houtz, President

                              By: /s/ Robert McCray
                                  ---------------------------------------
                                   Robert McCray, Chief Financial Officer