Form 10KSB
period 2003-09-30
SIONIX CORP
filed 2004-01-13
CIK 764667

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 2003

                          Commission File No. 2-95626-D

                               SIONIX CORPORATION
                 (Name of small business issuer in its charter)

                Nevada                                       87-0428526
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification Number)

    9272 JERONIMO ROAD, SUITE 108, IRVINE, CA                 92618
    (Address of principal executive offices)                (Zip Code)

        Issuer's Telephone Number:    (949) 454-9283

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer's revenues for the year ended September 30, 2003 were $0.

        The aggregate market value of the voting stock held by non-affiliates as of December 31, 2003, computed based on the closing price reported on the OTC Bulletin Board, was $2,709,595.

        As of December 31, 2003, there were 82,108,949 shares of Common Stock of the issuer outstanding.

        Documents Incorporated by Reference:       NONE

       Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         Sionix designs and has commenced production and active marketing of water treatment systems for improvement of the treatment of water for municipalities, wastewater treatment, and industrial wastewater. Prior to commencement of production, the Company's principal activities have been in the areas of research, development and testing of its products. The Company was initially incorporated in Utah in 1996, and reincorporated in Nevada in 2003. Its executive offices and principal operations are located at 9272 Jeronimo Road, Irvine, California 92618. Its telephone number is (949) 454-9283, and its website is located at www.sionix.com.

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

         PRIVATE LABEL PRODUCTS. In January of 2004 the Company entered into a Private Label Manufacturing Agreement EPD Wearnes (USA) Inc. under which EPD will manufacture certain water filtration products and accessories for the Company to be marketed and sold under the Sionix brand name. We believe the arrangement with EPD will allow us to expand our product line beyond our DAF systems, so that we can offer a full range of water filtration products and systems and capitalize on our marketing efforts. In addition to appealing to a wider range of water systems, it would allow us to offer several other methods and technologies, including granular media filtration, micro-filtration, membrane filtration and alternative disinfection technologies. The agreement is for an initial term of two years.

MARKETING AND CUSTOMERS

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

         In the United States, the Company plans to initially target the established base of small to medium water providers, as well as industrial users (such as the dairy industry, meat and poultry producers, cruise ship operators, food and beverage processors, pharmaceuticals, cooling tower manufacturers and oil and gas producers) and disaster relief agencies with a need for a clean, consistent water supply. Outside the United States, the Company plans to market principally to local water systems and international relief organizations.

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

         INDUSTRIAL WASTEWATER PURIFICATION. Many industries use water in their manufacturing process which results in contamination. This wastewater must be treated and purified before it can be reused or released into the ocean or streams. Principal markets are: pharmaceutical manufacturers, producers of paper products, the dairy industry, and silicon chip manufacturers. The small footprint, low cost, and predictably efficient output of the Sionix DAF system make it an excellent choice for customers in these markets.

         FOOD AND BEVERAGE INDUSTRY. The production of beer and wine, soft drinks, and food products require water of a specific purity that must be controlled and monitored as part of the production process. The food service industry has an increasing need for consistent global product quality. Food service includes water used for fountain beverages, steam ovens, coffee and tea. Specifically, restaurants have become increasingly aware of the need for water filtration to control the taste and quality of the water used in their businesses. The Sionix DAF system is well adapted to this need; its built-in SCADA (Supervisory Control and Data Acquisition) monitoring system enables real-time control over process water purity.

         HEALTHCARE INDUSTRY. Hospitals require clean, uncontaminated water for their normal day-to-day operations. They also produce contaminated water that may require treatment before being reused or released. The Sionix DAF system will process waste-water to a specific and controlled purity. The systems can be used to filter water going into or coming out of use. In such exacting situations, the customer may be able to reuse contaminated water or ensure decontamination before discharge.

         WASTEWATER UTILITIES (SEWAGE TREATMENT). The Sionix DAF system will treat any degree of contamination. Sewage overflows are a major problem in many communities. The DAF unit can function as a cost-effective emergency alternative to mitigate the problem of overflows.

         MILITARY MARKETS. Rapid deployment of large numbers of troops requires a reliable water supply on short notice, often under very arduous conditions. Also, permanent military facilities frequently lack a predictably pure water supply. Challenges include the threat of unexpected contamination by dirt, chemicals, or other foreign material. The ease of transport, speed of setup, and high reliability of the Sionix DAF unit should serve this market. Furthermore, the Sionix system is a sealed unit, thus preventing tampering or incursion by airborne contaminants. The steel ISO container in which the Sionix system is built also protects it from small arms' fire. Bacterial contaminants are removed by the DAF system, and customized barriers can be added for special situations.

         THIRD-WORLD MARKETS. In addition to the domestic market, fast spreading urbanization in third-world countries has created a growing demand for public water systems. Most of the fatal waterborne illnesses occur in these countries. Industrial and agricultural contamination of water supplies is epidemic because environmental controls are neither adequate nor well enforced. The need for affordable and easily installed water purification systems which will remove pernicious bacterial and parasitic contamination of ground and surface water supplies is extensive, as documented in the United Nations report, "The Global Water and Sanitation Assessment 2000."

         EMERGENCIES AND NATURAL DISASTERS. During natural disasters such as earthquakes, floods, hurricanes, and tornadoes, it is the role of the National Guard and the Federal Emergency Management Agency (FEMA) to assist local authorities with emergency services. Damage to local utilities can disrupt the drinking water supply and cause the failure of wastewater (sewage) treatment plants. The Sionix system can help address both of these problems. The system is completely self-contained, can be easily transported from place to place, is highly efficient, and can be equipped with its own power package.

         DESALINIZATION. Reverse osmosis (RO) is among the most efficient desalinization processes available today. An RO desalinization system requires prefiltration to reduce clogging of the filter membrane by organic matter. Placed in front of an RO filter unit in a desalinization system, the Sionix DAF unit will greatly lengthen the time between costly back-flushes and prolong the life of the RO filters.

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

PATENTS

         The Company holds seven U.S. patents on technology incorporated into the Sionix Particle Separator Treatment System and related components. One patent covers an automatic backflushing system using air pressure to activate the valves and another concerns the ozone mixing system. The Company also holds several patents on the inline wet-chemistry water quality monitoring system, and regularly processes new patent applications. The extent to which patents provide a commercial advantage or inhibit the development of competing products varies. To some extent, however, the Company is required to rely upon common law concepts of confidentiality and trade secrets, as well as economic barriers created by the required investments in tooling and technical personnel and the development of customer relationships, to protect its proprietary products. The Company has filed four additional patent applications which are currently pending The Company plans to file for several additional patents in 2004.

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

         The timetable for imposing these regulations was rigid and tended to treat all contaminants as equally dangerous, regardless of relative risk. The cost to water districts for monitoring compliance became a significant burden -especially to small or medium-sized districts. The 1986 law authorized the EPA to cover 75 percent of state administrative costs, but in actuality, only about 35 percent was funded. By 1993, the EPA reported that more than 16,000 community systems were out of compliance with the act, but state regulators had taken enforcement action against fewer than 9 percent of the violators.

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

TESTING AND CERTIFICATION

         As outside testing and certification of products is a key element in sales to public utilities, government agencies and major companies, we are in the process of seeking such third party testing and certification for the DAF 225 Water Filtration System. In the water treatment industry, the preferred method to achieve test certification is by NSF International(R), a testing laboratory and consumer safety organization in Ann Arbor, Michigan. We are in the process of submitting our application and supporting documentation to NSF for evaluation in its U.S. Environmental Protection Agency/ Environmental Technology Verification Program. The Environmental Technology Verification program is a joint effort by NSF and the U.S Environmental Protection Agency, which provides independent performance evaluation of drinking water equipment and components. We believe such certification will assist us in foreign sales as well, since NSF is a recognized testing and evaluation company throughout the world, and is actively involved in establishing international standards.

         We believe that certification of results by NSF, when successfully completed, will afford our DAF 225 Water Treatment System the credentials required for sales to domestic and foreign public utilities and agencies, as well as private companies. Certification should also provide our sales team with data to present to engineers, architects and public officials around the world. While we have commenced our application, we cannot predict the time frame for approval, or whether our products will be approved and certified. We are also pursuing establishment of a testing site, where the DAF 225 would be installed in an operating water system on a "beta" basis and actively monitored by our engineers and the customer or agency.

RESEARCH AND DEVELOPMENT

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

ITEM 3. LEGAL PROCEEDINGS.

         In October of 2003 the action by certain shareholders against the Company pending in Orange County, California (Sullivan, et al v. Sionix Corporation, et al, Case No. 03CC00283) was dismissed without prejudice for failure to state a cause of action. In December of 2003 the plaintiffs re-filed the action, including a derivative suit on behalf of the corporation. The Company has filed a demurrer and motion to strike, as well as a motion to require the plaintiffs to post bond with respect to the derivative action. A hearing on these motions is set for January 2004. The Company believes the action is without merit and plans to vigorously contest the matter.

         In similar proceedings pending in Federal Court in Kansas (Fuehr, et al v. Sionix, et al), Sionix responded to the complaint with a motion requesting that the Court dismiss the action. In October 2003, the plaintiffs in the Kansas case dismissed the action without prejudice. That case has not been re-filed.

         As a part of the proceedings against Jack Moorehead in San Diego Superior Court, the Company sought and obtained an order prohibiting Wade Cowart from effecting sales of his Sionix stock. In order to obtain the order, Sionix posted a security bond of $100,000, and Mr. Cowart was restrained from selling shares of the Company's Common Stock. Mr. Cowart filed a motion seeking to proceed against the bond, and was successful. Accordingly, the bond was released to Mr. Cowart, and the proceeding has been terminated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            At its 2003 Annual Meeting of Shareholders, held on May 21, 2003, the shareholders approved the change of the Company's jurisdiction to the State of Nevada, through a merger with a newly-organized Nevada corporation. No shareholders exercised dissenters' rights in connection with the reincorporation merger. The shareholders also approved an increase in the authorized capital of the corporation from 100 million shares to 150 million shares, and elected directors. The following is a description of the votes cast:

   Matter            Votes in Favor       Votes Against      Abstain or Withhold
   ------            --------------       -------------      -------------------

Reincorporation        44,287,237           3,953,082             440,000

Increase In
Authorized Capital     40,548,990           8,141,329                 -0-

Election of Directors:

Nominee                  For                 Against               Withhold
-------                  ---                 -------               --------

James J. Houtz         44,550,104           3,271,420              868,795
Robert McCray          47,859,715             226,800              603,804
Joan Horowitz          43,459,972           4,626,543              603,804
Rodney Anderson        41,192,083           3,156,839            4,340,804
Dr. Joseph Katz        47,141,083             723,632              825,604

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is listed and traded on the OTC Bulletin Board under the symbol "SINX". The following table represents the high and low closing prices for the Company's common stock for each quarter of the two fiscal years ended September 30, 2003.

         Fiscal 2003                        High             Low
         -----------                        ----             ---

         First Quarter                     $.48             $.20
         Second Quarter                     .25              .12
         Third Quarter                      .22              .12
         Fourth Quarter                     .16              .05

         Fiscal 2002                        High             Low
         -----------                        ----             ---

         First Quarter                      $.21            $.12
         Second Quarter                      .27             .13
         Third Quarter                       .27             .14
         Fourth Quarter                      .44             .30

         There were approximately 988 holders of record of the Company's common stock as of September 30, 2003. The Company has never declared or paid any cash dividend on its shares of common stock.

         During the quarter ended September 30, 2003, the Company issued 3,622,348 shares of Common Stock to a private investor for cash, at a price of $.08 per share.

         The Company believes such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4
(2) thereof and Regulation D thereunder.

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

         RESULTS OF OPERATIONS (YEAR ENDED SEPTEMBER 30, 2003 COMPARED TO YEAR ENDED SEPTEMBER 30, 2002). During the 2003 fiscal year the focus of the Company's efforts was on preparation for commencement of manufacturing and distribution of its products, including the DAF (Dissolved Air Flotation), Automatic Back-Flush Filtration System, O-Zone Mixing Chamber and other related products.

         The Company is continuing its engineering focus on hardware and water filtration equipment. The Company has completed testing, and has previewed its products with experienced treatment plant managers and certified operators to gauge their level of acceptance. Also, the Company has arranged for lease and maintenance financing for its product lines.

         For the year ended September 30, 2003, the Company reported a loss of $1,721,991, or $.02 per share. This compares with a loss of $1,243,309, or $.02 per share for the year ending September 30, 2002. The increase in the net loss is principally due to increased general and administrative expenses, as well as substantially increased reduced research and development costs.

         RESULTS OF OPERATIONS (YEAR ENDED SEPTEMBER 30, 2002 COMPARED TO YEAR ENDED SEPTEMBER 30, 2001).

         LIQUIDITY AND CAPITAL RESOURCES. On September 30, 2003, the Company had cash and cash equivalents of approximately $102,937. The principal source of liquidity has been sales of securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities and other financing activities, plus possible cash flow from operations during the 2004 fiscal year, will be sufficient to finance the Company's operations. However, the Company has no commitments for financing, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the fiscal year.

         As of September 30, 2003, the Company had an accumulated deficit of $12,487,480. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

         GOING CONCERN OPINION. We currently have insufficient assets to continue our operations, unless we secure additional financing. As a result of our recent losses, negative cash flows from operations, and accumulated deficits at September 30, 2003, there is doubt about the Company's ability to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS

                               SIONIX CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report...........................................12

Balance Sheet..........................................................13

Statements of Operations...............................................14

Statements of Stockholders' Deficit....................................15

Statements of Cash Flows...............................................18

Notes to the Financial Statements......................................19

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Sionix Corporation

We have audited the accompanying balance sheet of Sionix Corporation (a Nevada corporation) as of September 30, 2003 and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2003 and 2002 and for the period from October 3, 1994 (inception) to September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sionix Corporation as of September 30, 2003 and the results of its operations and its cash flows for the years ended September 30, 2003 and 2002 and for the period from October 3, 1994 (inception) to September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficit accumulated from inception amounting $12,487,480 at September 30, 2003 including a net loss of $1,721,991 incurred in the year ended September 30, 2003. These factors as discussed in Note 11 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KABANI & COMPANY, INC.


                                   SIONIX CORPORATION
                              (A Development Stage Company)
                                      BALANCE SHEET
                                   SEPTEMBER 30, 2003

                                         ASSETS
CURRENT ASSETS:
          Cash & cash equivalents                                          $    102,937
          Prepaid expense                                                       130,649
          Inventory                                                             365,078
          Other receivable                                                       15,000
                                                                           -------------
                    Total current assets                                        613,664

PROPERTY AND EQUIPMENT, NET                                                     142,566

OTHER ASSETS
          Restricted cash                                                       100,000
          Deposits                                                                6,831
                                                                           -------------
                    Total other assets                                          106,831

                                                                           -------------
                                                                           $    863,061
                                                                           =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Accounts payable                                                 $     75,222
          Accrued expenses                                                        3,866
          Accrued interest                                                       28,354
          Notes payable - related parties                                        40,000
          Notes payable under equity line of credit                             500,000
                                                                           -------------
                    Total current liabilities                                   647,442

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
          Common stock, $0.001 par value; 150,000,000 shares authorized;
              89,458,153 shares issued and 85,112,470 shares outstanding         85,112
          Additional paid-in capital                                         12,625,336
          Stock to be cancelled; 7,349,204 shares of common stock                (7,349)
          Deficit accumulated from inception                                (12,487,480)
                                                                           -------------
                    Total stockholders' equity                                  215,619

                                                                           -------------
                                                                           $    863,061
                                                                           =============

       The accompanying notes are an integral part of these financial statements.


                                         SIONIX CORPORATION
                                    (A Development Stage Company)
                                      STATEMENTS OF OPERATIONS
                                                                                        CUMULATIVE
                                                                                      FROM INCEPTION
                                                         YEAR ENDED SEPTEMBER 30,   (OCTOBER 3, 1994) TO
                                                           2003            2002      SEPTEMBER 30, 2003
                                                       -------------   -------------   -------------
REVENUES                                               $         --    $         --    $         --

EXPENSES:

General and administrative                                1,557,407       1,383,876       9,778,717
Research and development                                    138,469          68,550       1,423,612
Impairment of intangible assets                                  --          76,736       1,117,601
Depreciation and amortization                                24,789          21,158         399,985
                                                       -------------   -------------   -------------
                                                          1,720,665       1,550,320      12,719,915
                                                       -------------   -------------   -------------

OPERATING LOSS                                           (1,720,665)     (1,550,320)    (12,719,915)

OTHER INCOME (EXPENSE)
Interest income                                               3,192           7,810          53,321
Interest expense                                             (4,618)         (3,950)       (211,342)
Loss on settlement of debts                                      --         (19,066)        (36,047)
Legal settlement                                              1,000         323,117         434,603
                                                       -------------   -------------   -------------
                                                               (426)        307,911         240,535
                                                       -------------   -------------   -------------

LOSS BEFORE INCOME TAXES                                 (1,721,091)     (1,242,409)    (12,479,380)

Income taxes                                                    900             900           8,100
                                                       -------------   -------------   -------------

NET LOSS                                               $ (1,721,991)   $ (1,243,309)   $(12,487,480)
                                                       =============   =============   =============

BASIC AND DILUTED NET LOSS PER SHARE                   $      (0.02)   $      (0.02)
                                                       =============   =============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON
   STOCK OUTSTANDING                                     78,867,828      66,338,502
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



                                                   SIONIX CORPORATION
                                              (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION (OCTOBER 3, 1994) TO SEPTEMBER 30, 2002

                                COMMON STOCK                                                                 DEFICIT       TOTAL
                          ---------------------  ADDITIONAL   STOCK      STOCK       STOCK     UNAMORTIZED ACCUMULATED STOCKHOLDERS'
                           NUMBER OF              PAID-IN     TO BE   SUBSCRIPTION   TO BE     CONSULTING     FROM        EQUITY
                             SHARES     AMOUNT    CAPITAL     ISSUED   RECEIVABLE  CANCELLED      FEES      INCEPTION    (DEFICIT)
                          ----------- --------- ------------ -------- ------------ ---------- ------------- ---------- -------------
Shares issued for
  cash-Oct 1994               10,000  $     10  $        90       --  $        --  $      --  $         --  $      --  $        100

Net loss for period
  Oct 3, 1994 to
  Dec 31, 1994                    --        --           --       --           --         --            --     (1,521)       (1,521)
                          ----------- --------- ------------ -------- ------------ ---------- ------------- ---------- -------------

Balance December
  31, 1994                    10,000        10           90       --           --         --            --     (1,521)       (1,421)

Shares issued for
  assignment right         1,990,000     1,990       (1,990)      --           --         --            --         --            --

Issuance of shares
  for service                572,473       572      135,046       --           --         --            --         --       135,618

Issuance of shares
  for debt                 1,038,640     1,038    1,164,915       --           --         --            --         --     1,165,953

Issuance of shares
  for cash                   232,557       233    1,119,027       --           --         --            --         --     1,119,260

Issuance of shares
  for subscription
  note receivable            414,200       414    1,652,658       --   (1,656,800)        --            --         --        (3,728)

Issuance of shares for
  future production cost     112,500       113      674,887       --     (675,000)        --            --         --            --

Net loss for the year
  ended December 31, 1995         --        --           --       --           --         --            --   (914,279)     (914,279)
                          ----------- --------- ------------ -------- ------------ ---------- ------------- ---------- -------------

Balance December
  31, 1995                 4,370,370     4,370    4,744,633       --   (2,331,800)        --            --   (915,800)    1,501,403

Issuance of shares for
  reorganization          18,632,612    18,633      (58,033)      --           --         --            --         --       (39,400)

Issuance of shares
  for cash                   572,407       573      571,834       --           --         --            --         --       572,407

Issuance of shares
  for service                 24,307        24       24,283       --           --         --            --         --        24,307

Net loss for the
  nine month ended
  September 30, 1996              --        --           --       --           --         --            --   (922,717)     (922,717)
                          ----------- --------- ------------ -------- ------------ ---------- ------------- ---------- -------------

Balance September
  30, 1996                23,599,696    23,600    5,282,717       --   (2,331,800)        --            -- (1,838,517)    1,136,000

Share issued for cash        722,733       723      365,857       --           --         --            --         --       366,580

Share issued for service     274,299       274       54,586       --           --         --            --         --        54,860

Cancellation of shares      (542,138)     (542)    (674,458)      --      675,000         --            --         --            --

Net loss for the
  year ended
  September 30, 1997              --        --           --       --           --         --            --   (858,915)     (858,915)
                          ----------- --------- ------------ -------- ------------ ---------- ------------- ---------- -------------

Balance September
  30, 1997                24,054,590  $ 24,055  $ 5,028,702  $    --  $(1,656,800) $      --  $        -- $(2,697,432) $    698,525

                       The accompanying notes are an integral part of these financial statements.





                                                   SIONIX CORPORATION
                                              (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION (OCTOBER 3, 1994) TO SEPTEMBER 30, 2002

                                COMMON STOCK                                                                 DEFICIT       TOTAL
                          ---------------------  ADDITIONAL   STOCK      STOCK       STOCK     UNAMORTIZED ACCUMULATED STOCKHOLDERS'
                           NUMBER OF              PAID-IN     TO BE   SUBSCRIPTION   TO BE     CONSULTING     FROM        EQUITY
                             SHARES     AMOUNT    CAPITAL     ISSUED   RECEIVABLE  CANCELLED      FEES      INCEPTION    (DEFICIT)
                          ----------- --------- ------------ -------- ------------ ---------- ------------- ---------- -------------

Balance September
  30, 1997                24,054,590  $ 24,055  $ 5,028,702  $    --  $(1,656,800) $      --  $         --$ (2,697,432) $   698,525

Share issued for cash      2,810,000     2,810      278,190       --           --         --            --          --      281,000

Share issued for service     895,455       895       88,651       --           --         --            --          --       89,546

Shares issued for
  compensation             2,200,000     2,200      217,800       --           --         --            --          --      220,000

Cancellation of shares    (2,538,170)   (2,538)  (1,534,262)      --    1,656,800         --            --          --      120,000

Net loss for the
  year ended
  September 30, 1998              --        --           --       --           --         --            -- (1,898,376)   (1,898,376)
                          ----------- --------- ------------ -------- ------------ ---------- ------------- ---------- -------------

Balance September
  30, 1998                27,421,875    27,422    4,079,081       --           --         --            -- (4,595,808)     (489,305)

Shares issued
  for compensation         3,847,742     3,847      389,078       --           --         --            --         --       392,925

Share issued
  for service                705,746       706      215,329       --           --         --            --         --       216,035

Share issued for cash      9,383,000     9,383      928,917       --           --         --            --         --       938,300

Net loss for the
  year ended September
  30, 1999-Restated               --        --           --       --           --         --            -- (1,158,755)   (1,158,755)
                          ----------- --------- ------------ -------- ------------ ---------- ------------- ---------- -------------

Balance September
  30, 1999                41,358,363    41,358    5,612,405       --           --         --            -- (5,754,563)     (100,800)

Share issued for cash     10,303,500    10,304    1,020,046       --           --         --            --         --     1,030,350

Shares issued for
  compensation             1,517,615     1,518    1,218,598       --           --         --            --         --     1,220,116

Shares issued for
  service                    986,844       986      253,301       --           --         --            --         --       254,287

Net loss for the
  year ended
  September 30, 2000              --        --           --       --           --         --            --  (2,414,188)  (2,414,188)
                          ----------- --------- ------------ -------- ------------ ---------- ------------- ---------- -------------

Balance September
  30, 2000                54,166,322    54,166    8,104,350       --           --         --            --  (8,168,751)     (10,235)

Shares issued for
  service and
  prepaid expenses         2,517,376     2,517      530,368       --           --         --      (141,318)         --      391,567

Share issued for cash      6,005,000     6,005      594,495       --           --         --            --          --      600,500

100,000 share to be
  issued for cash                 --        --           --   10,000           --         --            --          --       10,000

639,509 Shares to be
  issued for debt
  settlement in 2001              --        --           --  103,295           --         --            --          --      103,295

Net loss for the
  year ended
  September 30, 2001              --        --           --       --           --         --            --  (1,353,429) $(1,353,429)
                          ----------- --------- ------------ -------- ------------ ---------- ------------- ---------- -------------

Balance September
  30, 2001                62,688,698  $ 62,688  $ 9,229,213 $ 113,295 $        --  $      --  $  (141,318) $(9,522,180) $ (258,302)

                       The accompanying notes are an integral part of these financial statements.





                                                   SIONIX CORPORATION
                                              (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION (OCTOBER 3, 1994) TO SEPTEMBER 30, 2002

                                COMMON STOCK                                                                 DEFICIT       TOTAL
                          ---------------------  ADDITIONAL   STOCK      STOCK       STOCK     UNAMORTIZED ACCUMULATED STOCKHOLDERS'
                           NUMBER OF              PAID-IN     TO BE   SUBSCRIPTION   TO BE     CONSULTING     FROM        EQUITY
                             SHARES     AMOUNT    CAPITAL     ISSUED   RECEIVABLE  CANCELLED      FEES      INCEPTION    (DEFICIT)
                          ----------- --------- ------------ -------- ------------ ---------- ------------- ---------- -------------

Balance September
  30, 2001                 62,688,698    62,688    9,229,213  113,295           --         --     (141,318) (9,522,180)    (258,302)

Shares issued for
  service and
  prepaid expenses          1,111,710  $  1,112  $   361,603  $    --  $        --   $     --    $  54,400 $        --   $  417,115

Shares issued as
  contribution                100,000       100       11,200       --           --         --           --          --       11,300

Shares issued for
  compensation                 18,838        19        2,897       --           --         --           --          --        2,916

Share issued for cash      16,815,357    16,815    1,560,782  (10,000)          --         --           --          --    1,567,597

Shares issued for
  debt settlement           1,339,509     1,340      208,639 (103,295)          --         --           --          --      106,684

Shares to be issued
  for services related
  to equity raising -
  967,742 shares                   --        --     (300,000) 300,000           --         --           --          --           --

Cancellation of shares     (7,533,701)   (7,534)          --       --           --         --           --          --       (7,534)

Net loss for the
  year ended
  September 30, 2002               --        --           --       --           --         --           --  (1,243,309)  (1,243,309)
                          ----------- --------- ------------ -------- ------------ ---------- ------------- ---------- -------------

Balance September
  30, 2002                 74,540,411    74,540   11,074,334  300,000           --         --      (86,918)(10,765,489)     596,467

Shares issued for
  services                  2,467,742     2,468      651,757 (300,000)          --         --           --          --      354,225

Shares issued for
  capital equity line       8,154,317     8,154      891,846       --           --         --           --          --      900,000

Amortization of
  consulting fees                  --        --           --       --           --         --       86,918          --       86,918

Cancellation of shares        (50,000)      (50)          50       --           --         --           --          --           --

7,349,204 shares to
  be cancelled                     --        --        7,349       --           --     (7,349)          --          --           --

Net loss for the year
  ended September 30, 2003         --        --           --       --           --         --           --  (1,721,991)  (1,721,991)
                          ----------- --------- ------------ -------- ------------ ---------- ------------- ----------- ------------
Balance September
  30, 2003                 85,112,470 $  85,112 $ 12,625,336 $     -- $         -- $   (7,349) $        -- $(12,487,480) $  215,619
                          =========== ========= ============ ======== ============ ========== ============= ============ ===========

                       The accompanying notes are an integral part of these financial statements.


                                                 SIONIX CORPORATION
                                           (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS

                                                                                                       Cumulative
                                                                                                     FROM INCEPTION
                                                                        YEAR ENDED SEPTEMBER 30,   (OCTOBER 3, 1994) TO
                                                                          2003            2002      SEPTEMBER 30, 2003
                                                                      -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $ (1,721,991)   $ (1,243,309)   $(12,487,480)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization                                          111,707          21,158         486,903
    Issuance of common stock for compensation                                   --           2,916       1,835,957
    Issuance of common stock for services & prepaid consulting fees        354,225         374,015       1,894,460
    Write-down of obsolete assets                                               --              --          38,862
    Impairment of intangible assets                                             --          76,736       1,117,601
    Loss on settlement of debts                                                 --          19,066          36,047
    Other                                                                       --              --          40,370
    Increase in other current assets                                      (303,601)       (177,008)       (510,727)
    Increase in deposits                                                        --              --          (6,831)
    Increase (decrease) in accounts payable                                 (3,331)        (65,002)        145,222
    Increase in accrued interest                                             3,950           3,950          45,336
    Increase (decrease) in accrued expense                                     349        (110,436)            733
                                                                      -------------   -------------   -------------
                  Total adjustments                                        163,299         145,395       5,123,933
                                                                      -------------   -------------   -------------
        Net cash used in operating activities                           (1,558,692)     (1,097,914)     (7,363,547)
                                                                      -------------   -------------   -------------

   CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease (increase) of certificate of deposit                               --          40,000        (100,000)
    Purchase of patents                                                         --              --        (135,033)
    Purchase of equipment                                                 (138,955)        (14,281)       (378,508)
                                                                      -------------   -------------   -------------
        Net cash provided by (used in) investing activities               (138,955)         25,719        (613,541)
                                                                      -------------   -------------   -------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of notes to related party                            --              --         345,773
    Proceeds from notes payable under equity line of credit                500,000              --         500,000
    Repayment of notes payable to related party                            (56,645)        (60,000)       (151,842)
    Issuance of common stock for cash                                      900,000       1,567,597       7,376,094
    Receipt of cash for stock to be issued                                      --              --          10,000
                                                                      -------------   -------------   -------------
        Net cash provided by financing activities                        1,343,355       1,507,597       8,080,025
                                                                      -------------   -------------   -------------

   Net increase (decrease) in cash & cash equivalents                     (354,292)        435,402         102,937

   CASH & CASH EQUIVALENTS, BEGINNING                                      457,229          21,827              --
                                                                      -------------   -------------   -------------

   CASH & CASH EQUIVALENTS, ENDING                                    $    102,937    $    457,229    $    102,937
                                                                      =============   =============   =============

  SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
    Stock issued for consulting services & prepaid                    $    354,225    $     66,462    $    884,593
                                                                      =============   =============   =============
    Acquisition of intangible for debt                                $         --    $         --    $  1,185,475
                                                                      =============   =============   =============
    Settlement of debt with equity                                    $         --    $     58,864    $  1,269,247
                                                                      =============   =============   =============
    Shares to be issued in raising equity                             $         --    $    300,000    $    300,000
                                                                      =============   =============   =============

  CASH PAID FOR:
    Interest                                                          $        668    $         --    $      2,802
                                                                      =============   =============   =============
    Income taxes                                                      $        900    $        900    $      8,100
                                                                      =============   =============   =============

                     The accompanying notes are an integral part of these financial statements.

                                       18

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

     RESTRICTED CASH

         Restricted cash represents a certificate of deposit which matures 180 days from the purchase date. The certificate of deposit is recorded at cost which approximates the market. At September 30, 2003, the certificate of deposit was pledged as collateral under a compensating balance arrangement associated with a security bond required by court.

     PREPAID EXPENSE

         Prepaid expense includes the advance payments made to various companies to build the parts and equipment product.

     INVENTORY

         Inventory is stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. Inventory amounting $365,078 at September 30, 2003, comprised of a finished unit available for sale.

     PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. The cost of additions and improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of property and equipment is provided on a straight-line basis over the estimated five year useful lives of the assets.

     INTANGIBLE ASSETS

         The Company had intangible assets comprised of patents. The Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Potential impairment of goodwill after July 1, 2002 is being evaluated in accordance with SFAS No. 142. The SFAS No. 142 is applicable to the financial statements of the Company beginning July 1, 2002.

         During the year ended September 30, 2002, an impairment loss of $76,736 was recognized which represented the total net book value of the intangible assets at that time.

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

     ADVERTISING

         The cost of advertising is expensed as incurred. Total advertising costs were $47,943 and $31,813 for the years ended September 30, 2003 and 2002, respectively.

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

     RECLASSIFICATIONS

         Certain items in the prior year financial statements have been reclassified to conform to current period's presentation. These reclassifications have no effect on the previously reported income (loss).

     REPORTING SEGMENTS

         Statement of financial accounting standards No. 131, Disclosures about segments of am enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The company adopted this standard in 1998 and the implementation of this standard did not have a material impact on its financial statements. During the years ended September 30, 2003 and 2002, the Company only operated in one segment therefore segment disclosure has not been presented.

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

     ACCOUNTING DEVELOPMENTS

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 does not have a material impact on the Company's financial position or results of operations or cash flows.

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The adoption of SFAS No. 148 does not have a material impact on the Company's financial position or results of operations or cash flows.

         On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS
133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

         On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

3.   PROPERTY AND EQUIPMENT

             Equipment and machinery                $  317,463
             Furniture and fixtures                     22,183
                                                    -----------
                                                       339,646
             Less accumulated depreciation            (197,080)
                                                    -----------
                                                    $  142,566
                                                    ===========

         Depreciation expenses for fiscal year ended September 30, 2003 and 2002 were $24,789 and $12,156, respectively.

4.   NOTES PAYABLE - RELATED PARTIES

         The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes are at interest rates up to 13% and are due on demand. As of September 30, 2003, notes payable amounted to $40,000. Accrued interest on the notes amounted to $28,354 at September 30, 2003. Interest expenses on the notes for the year ended September 30, 2003 and 2002 amounted to $4,618 and $3,950, respectively.

5.   NOTES PAYABLE UNDER EQUITY LINE OF CREDIT

         On September 17, 2002, the Company entered into an agreement with Cornell Capital Partners, LP (Investor), pursuant to which the Investor will purchase the Company's Common Stock, par value $.001 per share (the "Common Stock"), for an aggregate price of up to Seven Million Five Hundred Thousand Dollars ($7,500,000). The Equity Line of Credit agreement provides that the investor will advance under promissory notes, at the request of the Company, in a segregated escrow account and the Company shall deposit shares of the Company's common stock, which shall be purchased by the investor as set forth in the Equity Line of Credit agreement per the "Purchase Price". "Purchase Price" shall be set at one hundred percent (100%) of the Market Price during the Pricing Period. Market price is defined under the agreement as lowest closing Bid Price (as reported by Bloomberg L.P.) of the Common Stock during the Pricing Period. The Pricing Period is defined under the agreement as the five consecutive trading days after the advance notice date. The request is held in escrow by a law firm, which releases such requests to the Holder every seven calendar days commencing on January 6, 2003. If the notes are not fully paid when due, the outstanding principal owed will be payable in full together with interest at the rate of 24% per annum or the highest rate permitted by law, if lower. All amounts due under the notes are 162 calendar days of the date of the notes.

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

         During the Commitment Period, the Company shall not, without the prior written consent of the Investor, issue or sell (i) any Common Stock without consideration or for a consideration per share less than the Bid Price on the date of issuance or (ii) issue or sell any warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire Common Stock without consideration or for a consideration per share less than the Bid Price on the date of issuance, provided, however, that the Investor is given ten (10) days prior written notice and nothing in this section shall prohibit the issuance of shares of Common Stock pursuant to existing contracts or commitments, upon exercise of currently outstanding options or convertible securities, or in connection with any acquisition. On the date hereof, the Company shall obtain from each officer and director a lock-up agreement, as defined below, in the form annexed hereto as Schedule 2.6(b) agreeing to only sell in compliance with the volume limitation of Rule 144. Commitment Period is defined under the agreement as the period commencing on the earlier to occur of the effective date or such earlier date as the Company and investor may mutually agree in writing, and expiring on the earliest to occur of (i) the date on which the investor shall have made payment of advances pursuant to the agreement in the aggregate amount of $7,500,000, (ii) the date the agreement is terminated, or (iii) the date occurring 24 months after the effective date.

         On each Advance Date the Company shall pay to the Investor, directly from the gross proceeds held in escrow, an amount equal to four percent (4%) of the amount of each Advance. The Company agrees to pay all reasonable fees and costs incurred by the Holder in collecting or securing or attempting to collect or secure the notes. Under the agreement, upon the execution of this Agreement the Company was to issue to the Investor, shares of the Company's Common Stock in an amount equal to Two Hundred Ninety Thousand Dollars ($290,000) divided by the Closing Bid Price on the Closing Date. Upon the execution of the Agreement the Company was to issue to the Placement Agent shares of the Company's Common Stock in an amount equal to Ten Thousand Dollars ($10,000) divided by the Closing Bid Price of the Company's Common Stock on the date hereof. The Company has disclosed such shares totaling $300,000 in the financial statements for the year ended September 30, 2002 as shares to be issued and reduction from equity amount since it was the cost of raising equity. These shares were issued during the year ended September 30, 2003.

         During the year ended September 30, 2003, the Company received $1,307,500 proceeds from promissory notes to Cornell Capital Partners, LP, net of 4% fee of $56,000 and $36,500 for escrow and other fees. The Company has settled $900,000 by issuing shares of common stock during the year ended September 30, 2003 (note 7). The notes payable outstanding at September 30, 2003 amounted to $500,000.

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

         At September 30, 2003, the Company has a net operating loss carryforward for federal tax purposes of $9,146,000, which, if unused to offset future taxable income, will be expired beginning in 2012 through 2023.

         The Company has deferred tax assets of $3,652,000 at September 30, 2003 relating to its net operating losses. The Company provided a 100% valuation allowance for these deferred tax assets. The Company recorded no benefit for income taxes during the periods presented. During the periods ended September 30, 2003 and 2002, the Company's total valuation allowance increased approximately $192,000 and $72,000, respectively.

7.  STOCKHOLDERS' EQUITY

         COMMON STOCK

         During the year ended September 30, 2003, the Company issued 2,467,742 shares of its common stock for services at prices from $0.14 to $0.40 per share for total amount of $354,225, of which 967,742 shares were for the services recorded in the prior year related to the Equity Line of Credit agreement. The valuation of shares was based upon market value of the shares at the time of the consummation of the transaction.

         The Company issued 12,500,000 shares to the Investor in pursuant to the Equity Line of Credit during the year ended September 30, 2003 (note 5). 8,154,317 shares from these shares were issued to settle the notes total of $900,000, 4,345,683 shares remained in the escrow.

         Per the settlement agreement filed with the Federal court, 50,000 shares of the Company's common stock were cancelled during the year ended September 30, 2003.

         As of September 30, 2003, the Company has 7,349,204 shares of common stock to be cancelled. These shares were awarded to certain officers/consultant of the Company in the prior years and were subject to restrictions and could not be sold until certain conditions were met. Per the agreements between the officers/consultants and the Company on September 30, 2003, as the conditions in the agreements were not met, the share awards were cancelled.

         COMMON STOCK OPTIONS

         In April 2001, the Company granted options to an employee to purchase 308,892 shares at an exercise price of $0.15. The market price of the shares at the grant date was $0.15 per share. The options vested as follows: 37,434 immediately, May 31, August 31 and November 30, 2001 37,434 each respectively; Feb 28, May 31, Aug 31 and November 30, 2002, 39,789 each respectively. The options expire on April 2010. No options were exercised under the plan through September 30, 2003.

2001 Executive Officers Stock Option Plan

         On October of 2000, the company entered into amendments to the employment agreement with each of the executive officers eliminating the provisions of stock bonuses. In lieu of the bonus provision, the Company adopted the 2001 Executive Officers Stock option Plan. The Company reserved 7,576,680 shares for issuance under the plan.

         In April 2001, the Company granted options to purchase 7,034,140 shares to three of the officers vesting at various dates through March 31, 2006. The exercise price of the options is $0.15 per share and the market value at the date of the grant was $.0.15.

A summary of the Company's option activity is listed below:

                                                      Weighted-     Weighted-
                                        Weighted-     Average        Average
                                         Average      Exercise       Exercise
              Stock        Stock        Remaining     Price of       Price of
Exercise     Options      Options      Contractual     Options        Options
 Price     Outstanding   Exercisable      Life       Outstanding    Exercisable
 -----     -----------   -----------      ----       -----------    -----------
 $ 0.15     7,343,032     3,825,962    2.44 years      $ 0.15         $ 0.15

         The fair value of the warrants was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions for the year ended September 30, 2001: dividend yields of 0%; risk free interest rates of 6%; expected volatility of 100% and expected lives of 4.9 years.

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Because the exercise price of the options granted was greater than the fair value of the common stock at the grant date, no compensation cost has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the year ended September 30, 2003 and 2002 would have been as follows:

                                             2003            2002
                                        -------------    -------------
Net loss as reported                    $ (1,721,991)    $ (1,243,309)
Net loss, pro forma                     $ (1,938,984)    $ (1,498,316)
Basic loss per share as reported        $      (0.02)    $      (0.02)
Basic loss per share, pro forma         $      (0.02)    $      (0.02)

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

9.   LEASES

     On August 6, 1998, the Company entered into a three-year noncancelable-operating lease relating to its office facility which expired on August 30, 2001. On November 16, 2001, the Company extended the lease to October 31, 2004. Rent expense totaled $67,730 and $49,657 during fiscal year 2003 and 2002, respectively. Future minimum rental payments are as follows for the fiscal year ended September 30:

                         2004                         44,854
                         2005                          3,752
                                                   ---------
                         Total                     $  48,606
                                                   =========

10.  LITIGATION AND COMMITMENT

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

         The Company's counsel was served with a motion in the Federal case by the attorneys of Mr. Wade Cowart. The motion seeks to have the Company pay damages of up to $100,000 in connection with a restraining order that the Federal court previously issued against Mr. Cowart. The Company posted the potential maximum liability of $100,000 as security bond. Mr. Cowart made motions seeking recovery on the bond posted by the Company for the original injunction. The motion has been briefed and is awaiting the decision of the Court.

         A malpractice case brought by the Company against its former counsels, Wenthur and Chachas was settled in January 2002. The court granted $20,000 to the defendants. The Company has recorded $50,000; the difference of $70,000 previously recorded expense and the settlement amount, as a gain on settlement in the financial statement for the year ended September 30, 2002.

         An action filed by the Company for professional negligence, malpractice, breach of fiduciary duty and breach of contract against Gilliam, Duncan & Harms, its previous patent counsel was settled in June 2002. The complaint alleged that the patent attorneys represented the Company and Jack Moorehead, former President of the Company, contemporaneously and failed to advise the corporation of the inherent conflict of interest in representing both parties. The action further alleged the patent attorneys aided Moorehead and others in misappropriating the Company's intellectual property and trade secrets. The action went to trial, and in December 2001 a minute order was issued announcing a judgment in favor of Sionix against the defendants. Harms filed a voluntary bankruptcy on December 27, 2001. Sionix filed a Complaint in the U.S. bankruptcy court, alleging claims against Harms and disputing the dischargeability of the debts owed by Harms to Sionix. Upon settlement agreement, the Company received $200,000 as a full and final settlement for this Complaint. The Company has recorded this settlement amount of $200,000 as a gain on settlement in the financial statement for the year ended September 30, 2002. In connection with this case, the Company also received $1,500 as a settlement for dismissal of certain parties from this action.

         The Company was the defendant in a collection action brought by a law firm that had previously represented it, Murphey & Murphey v. Sionix Corporation. The law firm sued the Company for the collection of $156,618 in legal fees. The Company has filed a cross-complaint alleging, among other things, malpractice and breach of fiduciary duty. On September 25, 2002, the Company settled the case with payment terms of $165,000 resulting in a settlement loss of $8,382. The Company paid $145,000 in the fiscal year 2002 and paid $20,000 in 2003.

         In July 2003, an action was filed by a group of the Company shareholders located in San Diego, alleging a variety of international and negligent acts on the part of the Company, its officers and directors. On September 4, 2003, the Company and its co-defendants filed demurrers and motions to strike against the complaint. The court granted the Company and co-defendants' motions. The court granted the shareholder group a period of forty five days to amend their complaint and re-file same with court.

         In August 2003, an action was filed in Kansas by a group of the Company shareholders located in several states, alleging a variety of international and negligent acts on the part of the Company, its officers and directors. Though originally filed in the state court, the case was moved to the United States District Court, in and for the District of Kansas. In October 2003, the Company and its co-defendants filed a motion to dismiss the Kansas case. On October 24, 2003, the Kansas shareholder plaintiffs voluntarily dismissed their action. Costs were assessed against the plaintiffs by the court.

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

11. GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2003, the Company had incurred cumulative losses of $12,487,480, including current loss of $1,721,991. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its research and development activities, production of its equipment and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan. In that regard, on September 17, 2002, the Company entered into an agreement with an investor, pursuant to which the Investor will purchase the Company's Common Stock, par value $.001 per share for an aggregate price of up to Seven Million Five Hundred Thousand Dollars ($7,500,000) (Note 5).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The Company's directors, executive officers and key employees are as follows:

  Name                  Age     Positions
  ----                  ---     ---------

James J. Houtz           63      President, Chief Operating Officer and a
                                   Director

Joan Horowitz Houtz      60      Secretary, Treasurer and a Director

Robert E. McCray         67      Chief Financial Officer and a Director

Paul M. Berry            43      Executive Vice President and a Director

Rodney Anderson          75      Director

         Mr. Houtz has been President, Chief Operating Officer and a director of the Company since March 1998. For more than five years prior to that time he was a self-employed consultant in the areas of engineering and new product development.

         Mr. McCray has been Chief Financial Officer and a director of the Company since July 1998. Prior to that time he was employed by San Clemente Hospital and Medical Center, as Supervisor-Accounts Payable and Supervisor-Data Processing

         Mrs. Houtz has been Secretary/Treasurer and a director of the Company since April 1998. Prior to that time she was employed by Coldwell Banker in office management. She is the spouse of James J. Houtz.

         Mr. Anderson has been President of R.J. Metal Products, Anaheim, California, for the past 20 years, and has been engaged in the engineering and manufacturing of metal products for 50 years. He has served on the Company's Board of Directors since 2001.He has also served on the board of directors of three corporations.

         Mr. Berry has been Executive Vice President of the Company since October 2003 and a director since December 2003. For more than ten years prior to that time, he was Vice President and General Manager of EPD Wearnes (U.S.A.) Inc., a manufacturer of water filtration equipment, and its predecessor, the EPD Division of Hoffinger Industries. While there he directed the daily operations as well as domestic and international sales, research and development, manufacturing and customer service. He also supervised development of Asian manufacturing facilities and products.

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

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth certain information concerning the compensation of the four most highly compensated officers of the Company for the past three fiscal years:

                                                                              LONG-TERM COMPENSATION
                                                                  ---------------------------------------------
                                         ANNUAL COMPENSATION             AWARDS                   PAYOUTS
                                      --------------------------- -----------------------   -------------------
                                                          OTHER                SECURITIES                 ALL
                                                          ANNUAL  RESTRICTED   UNDERLYING                OTHER
     NAME AND                   FISCAL                    COMPEN-  STOCK        OPTIONS/       LTIP    COMPEN-
PRINCIPAL POSITION              YEAR    SALARY    BONUS   SATION   AWARDS         SARs        PAYOUTS    SATION
------------------              ----    ------    -----   ------   ------         ----        -------    ------

James J. Houtz, President...    2001   $101,136    -0-      -0-       -0-     6,171,000 shares    -0-       -0-
                                2002   $131,047    -0-      -0-       -0-         -0-             -0-       -0-
                                2003   $133,782    -0-      -0-       -0-         -0-             -0-       -0-

Robert McCray, CFO..........    2001   $ 54,238    -0-      -0-       -0-       583,200 shares    -0-       -0-
                                2002   $ 69,809    -0-      -0-       -0-         -0-             -0-       -0-
                                2003   $ 71,061    -0-      -0-       -0-         -0-             -0-       -0-

Joan Horowitz Houtz, Secretary....    2001   $ 21,275    -0-      -0-       -0-       279,940 shares    -0-       -0-
                                2002   $ 27,411    -0-      -0-       -0-         -0-             -0-       -0-
                                2003   $ 27,936    -0-      -0-       -0-         -0-             -0-       -0-

         The following table sets forth certain information as of September 30, 2002 with respect to options held by the Named Executive Officers. The Company has no outstanding stock appreciation rights, either freestanding or in tandem with options. No options were issued during the past fiscal year.

                     SHARES                 NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED
                  ACQUIRED ON    VALUE           OPTIONS AT           IN-THE-MONEY OPTIONS AT
                    EXERCISE    REALIZED     SEPTEMBER 30, 2003        SEPTEMBER 30, 2003 (1)
      NAME            (#)         ($)     EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
      ----            ---         ---     -------------------------   -------------------------
James J. Houtz....    N/A         -0-        3,085,500/3,085,500             -0-/ -0-
Robert McCray.....    N/A         -0-          291,600/291,600               -0-/ -0-
Joan Horowitz Houtz.....    N/A         -0-          139,970/139,970               -0-/ -0-

(1) Assumes that a share of Common Stock was valued at $.09 per share on September 30, 2003 (the closing price of the Common Stock on that date as reported by the OTC Bulletin Board). Values are reflected as zero as the exercise prices of all options exceeded the market price.

         Mr. Houtz is employed pursuant to an Employment Agreement expiring on September 30, 2008. The agreement provides for salary to Mr. Houtz of $136,893 per year, which amount is increased by 10% each year.

         Mr. McCray is employed pursuant to an Employment Agreement expiring on September 30, 2005. The agreement provides for salary to Mr. McCray of $76,212 per year, which amount is increased by 10% each year.

         Mrs. Houtz is employed pursuant to an Employment Agreement expiring on September 30, 2006. The agreement provides for salary to Mrs. Houtz of $29,266 per year, which amount is increased by 10% each year.

         Mr. Berry is employed pursuant to an Employment Agreement, expiring on September 30, 2006. The agreement provides for salary to Mr. Berry of $102,204 per year, which amount is increased by 10% each year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth ownership information as of September 30, 2003 with respect to all officers and directors and promoters, and each shareholder who beneficially owns more than 5% of the outstanding shares:

Name and Address                    No. of Shares             Percentage
----------------                    -------------             ----------

James J. Houtz                       3,085,500 (1)               3.75%
9272 Jeronimo Road, Suite 108
Irvine, CA 92618

Robert E. McCray                       291,600 (1)                 * %
9272 Jeronimo Road, Suite 108
Irvine, CA 92618

Joan Horowitz Houtz                    139,970 (1)                 * %
9272 Jeronimo Road, Suite 108
Irvine, CA 92618

All Directors and Officers             3,517,070 (1)             4.28%
as a Group (3 Persons)

(1) Consists solely of shares issuable upon exercise of currently exercisable options.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the fiscal year ended September 30, 2002, the Company paid $44,262 to RJ Metal Products, an affiliate of Rodney Anderson, a member of the Board of Directors of the Company, for production manufacturing of the Company's products.

      On September 30, 2003, James J. Houtz, President and a director of the Company, assigned 6,917,650 shares of Common Stock of the Company held by him to the Company for cancellation. The shares had been issued to Mr. Houtz during 1999 and 2000 as stock bonuses, subject to certain restrictions and conditions. As the conditions have not been met, Mr. Houtz and the Company agreed to the cancellation of the shares. The cancelled shares have been restored to the status of authorized but unissued shares.

         On September 30, 2003, Robert E. McCray, Vice President/ Chief Financial Officer and a director of the Company, assigned 237,160 shares of Common Stock of the Company held by him to the Company for cancellation. The shares had been issued to Mr. McCray during 1999 and 2000 as stock bonuses, subject to certain restrictions and conditions. As the conditions have not been met, Mr. McCray and the Company agreed to the cancellation of the shares. The cancelled shares have been restored to the status of authorized but unissued shares.

         On September 30, 2003, Joan Horowitz Houtz, Secretary and a director of the Company, assigned 194,394 shares of Common Stock of the Company held by her to the Company for cancellation. The shares had been issued to Mrs. Houtz during 1999 and 2000 as stock bonuses, subject to certain restrictions and conditions. As the conditions have not been met, Mrs. Houtz and the Company agreed to the cancellation of the shares. The cancelled shares have been restored to the status of authorized but unissued shares. Mrs. Houtz is the spouse of James J. Houtz, President of the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed herewith or incorporated by reference:

 No.           Description
 ---           -----------

3.1      Amended and Restated Articles of Incorporation of the Company (1)

3.2      Amended and Restated Bylaws of the Company (1)

10.1 Industrial Lease between the Company and The Irvine Company, dated August 6, 1998 (2)

10.2 Employment Agreement, dated September 30, 2003, between the Registrant and James J. Houtz

10.3 Employment Agreement, dated September 30, 2003, between the Registrant and Robert E. McCray

10.4 Employment Agreement, dated September 30, 2003, between the Registrant and Joan Horowitz Houtz

10.5 Letter Agreement, dated September 30, 2003, between the Registrant and James J. Houtz

10.6 Letter Agreement, dated September 30, 2003, between the Registrant and Robert E. McCray

10.7 Letter Agreement, dated September 30, 2003, between the Registrant and Joan C. Horowitz

10.8 Private Label Manufacturing Agreement, dated January 8,2004, between Registrant and EPD Wearnes (USA), Inc.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Incorporated by reference from Registrant's Registration Statement on Form S-8, filed with the Commission on July 26, 1996, and incorporated herein by reference.

(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 1999, filed on January 14, 2000.

(b) Reports on Form 8-K

        None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by Kabani & Company, Inc. for professional services rendered for the fiscal years ended September 30, 2003 and 2002:

Fee Category               Fiscal 2003 Fees            Fiscal 2002 Fees
-------------              ----------------            -----------------

Audit Fees                     $32,450                     $28,750

Audit-Related Fees                -0-                         -0-

Tax Fees                         3,250                       1,750

All Other Fees                    -0-                         -0-

Total Fees                     $35,700                     $30,500

         AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Kabani & Company, Inc. in connection with statutory and regulatory filings or engagements.

         Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2003 or 2002.

         Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

         All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2003 or 2002.

         POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

         The Company has no audit committee. The Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be provided for up to one year and any pre-approval would be detailed as to the particular service or category of services, and would be subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Sionix Corporation

Date: January 13, 2004                  By: /s/ James J. Houtz
                                            --------------------------------
                                            James J. Houtz, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                        Date
---------                           -----                        ----

(1) Principal Executive Officer

/s/ James J. Houtz           President and a Director      January 13, 2004
------------------------
James J. Houtz

(2) Principal Financial and Accounting Officer

/s/ Robert McCray           Chief Financial Officer        January 13, 2004
------------------------        and a Director
Robert McCray

(3) Directors

/s/ Joan Horowitz Houtz     Secretary and a Director       January 13, 2004
------------------------
Joan Horowitz Houtz

/s/ Rodney Anderson         Director                       January 10, 2004
------------------------
Rodney Anderson

/s/ Paul M. Berry           Executive Vice President       January 13, 2004
------------------------       and a Director
Paul M. Berry