Form 10QSB
period 2003-12-31
SIONIX CORP
filed 2004-02-23
CIK 764667

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

As of December 31, 2003, the Company had 93,508,421 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                              Yes [ ]       No [X]

                                      INDEX

PART I          FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheet at December 31, 2003 (unaudited)

          Statements of Operations for the Periods of Three Months ended December 31, 2003 and 2002, and Cumulative from
          Inception (unaudited)

          Statements of Cash Flows for the Periods of Three Months ended December 31, 2003 and 2002 and Cumulative from
          Inception (unaudited)

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Part I. FINANCIAL INFORMATION

                               SIONIX CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                               December 31, 2003
                                   (Unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS:
         Cash & cash equivalents                                   $      2,065
         Prepaid expenses                                               149,677
         Inventory                                                      365,078
         Other receivables                                               21,900
                                                                   -------------
                  Total current assets                                  538,720
                                                                   -------------

PROPERTY AND EQUIPMENT, NET                                             135,031

OTHER ASSETS
         Restricted cash                                                100,000
         Deposits                                                         6,831
                                                                   -------------
                  Total other assets                                    106,831

                                                                   -------------
                                                                   $    780,582
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
         Accounts payable                                          $    149,069
         Accrued expenses                                                82,387
         Accrued interest                                                29,403
         Notes payable                                                   55,000
         Equity line of credit                                          300,000
                                                                   -------------
                  Total current liabilities                             615,859
                                                                   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
         Common stock, $0.001 par value; 150,000,000 shares
           authorized; 94,891,491 shares issued and
           93,508,421 shares outstanding                                 93,508
         Additional paid-in capital                                  13,004,837
         Unamortized consulting fees                                   (104,000)
         Shares to be cancelled                                          (7,349)
         Deficit accumulated from inception                         (12,822,273)
                                                                   -------------
                  Total stockholders' equity                            164,723

                                                                   -------------
                                                                   $    780,582
                                                                   =============

   The accompanying notes are an integral part of these financial statements

                                         SIONIX CORPORATION
                                    (A Development Stage Company)
                                      STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                                                   CUMULATIVE
                                                                                 FROM INCEPTION
                                                    THREE MONTH PERIODS ENDED     (OCTOBER 3,
                                                          DECEMBER 31,          1994) TO DECEMBER
                                                       2003            2002         31, 2003
                                                  -------------   -------------   -------------
REVENUES                                          $         --    $         --    $         --

EXPENSES:

General and administrative                             304,227         534,121      10,082,944
Research and development                                19,668           9,135       1,443,280
Impairment of intangible assets                             --              --       1,117,601
Depreciation and amortization                            9,201           3,657         409,186
                                                  -------------   -------------   -------------
                                                       333,096         546,913      13,053,011

                                                  -------------   -------------   -------------
OPERATING LOSS                                        (333,096)       (546,913)    (13,053,011)

OTHER INCOME (EXPENSE)
Interest income                                            252           1,108          53,573
Interest expense                                        (1,049)           (996)       (212,391)
Loss on settlement of debts                                 --              --         (36,047)
Legal settlement                                            --              --         434,603
                                                  -------------   -------------   -------------
                                                          (797)            112         239,738
                                                  -------------   -------------   -------------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM       (333,893)       (546,801)    (12,813,273)

Income taxes                                               900             900           9,000
                                                  -------------   -------------   -------------

NET LOSS                                          $   (334,793)   $   (547,701)   $(12,822,273)
                                                  =============   =============   =============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING                        81,538,708      75,223,090
                                                  =============   =============

BASIC AND DILUTED NET LOSS PER SHARE              $     (0.004)   $     (0.007)
                                                  =============   =============

             The accompanying notes are an integral part of these financial statements

                                         SIONIX CORPORATION
                                    (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                                                                                         CUMULATIVE
                                                                                                       FROM INCEPTION
                                                                              THREE MONTHS ENDED        (OCTOBER 3,
                                                                                  DECEMBER 31,        1994) TO DECEMBER
                                                                            2003             2002         31, 2003
                                                                        -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $   (334,793)   $   (547,701)   $(12,822,273)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                                            9,201           3,657         496,104
      Issuance of common stock for compensation                                   --              --       1,835,957
      Issuance of common stock for services & prepaid consulting fees         33,897         285,843       1,928,357
      Write-down of obsolete assets                                               --              --          38,862
      Impairment of intangible assets                                             --              --       1,117,601
      Loss on settlement of debts                                                 --              --          36,047
      Other                                                                       --              --          40,370
      Changes in assets and liabilities:
      Increase of other current assets                                       (25,928)       (131,385)       (536,655)
      Increase in deposits                                                        --              --          (6,831)
      Increase/(decrease) in accounts payable                                 73,847         (44,382)        219,069
      Increase in accrued interest                                             1,049             996          46,385
      Increase in accrued expense                                             78,521          12,384          79,254
                                                                        -------------   -------------   -------------
   Total Adjustments                                                         170,587         127,113       5,294,520
                                                                        -------------   -------------   -------------
      Net cash used in operating activities                                 (164,206)       (420,588)     (7,527,753)
                                                                        -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Increase of certificate of deposit                                          --              --        (100,000)
      Purchase of patents                                                         --              --        (135,033)
      Purchase of equipment                                                   (1,666)        (21,818)       (380,174)
                                                                        -------------   -------------   -------------
      Net cash used in investing activities                                   (1,666)        (21,818)       (615,207)
                                                                        -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of notes to related party                            --              --         345,773
      Proceeds (payment) of equity line of credit                             50,000              --       1,450,000
      Proceeds from issuance of notes                                         15,000         200,000          15,000
      Payments of notes to related party                                          --         (15,000)       (151,842)
      Issuance of common stock for cash                                           --       6,476,094
      Receipt of cash for stock to be issued                                      --              --          10,000
                                                                        -------------   -------------   -------------
      Net cash provided by financing activities                               65,000         185,000       8,145,025
                                                                        -------------   -------------   -------------

Net Increase (decrease) in cash & cash equivalents                          (100,872)       (257,406)          2,065

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                   102,937         457,229              --
                                                                        -------------   -------------   -------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                 $      2,065    $    199,823    $      2,065
                                                                        =============   =============   =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
      Stock issued for  services and prepaid                            $    137,897    $    285,843    $  2,032,357
                                                                        =============   =============   =============
      Stock issued for  compensation                                    $         --    $         --    $  1,835,957
                                                                        =============   =============   =============
      Acquisition of intangible for debt                                $         --    $         --    $  1,185,475
                                                                        =============   =============   =============
      Settlement of debt to equity                                      $    250,000    $         --    $  2,478,111
                                                                        =============   =============   =============

CASH PAID FOR:
      Interest                                                          $         --    $         --    $      2,802
                                                                        =============   =============   =============
      Income Tax                                                        $         --    $         --    $      8,100
                                                                        =============   =============   =============

             The accompanying notes are an integral part of these financial statements

NOTE 1 - BUSINESS ACTIVITY

Sionix Corporation (the "Company") was incorporated in 1985. The Company was formed to design, develop, and market an automatic water filtration system primarily for small water districts.

The Company is in the development stage and its efforts have been principally devoted to research and development, organizational activities, and raising capital.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sionix Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended September 30, 2003.

NOTE 3 - RECENT PRONOUNCEMENTS

On April 30, 2003, the FASB issued FASB Statement No. 149 ("SFAS 149"), "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

NOTE 4 -   NOTES PAYABLE

The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes are at interest rates up to 13% and are due on demand. As of December 31, 2003, notes payable amounted to $40,000. The Company also received advances in the form of unsecured promissory note from a stockholder in the amount of $15,000 on December 18, 2003. This note is due on the 55th day following the date of the note with the interest at the rate of 10% per annum. Accrued interest on the notes amounted to $29,403 at December 31, 2003. Interest expenses on the notes for the period ended December 31, 2003 and 2002 amounted to $1,049 and $996, respectively.

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

On each Advance Date the Company shall pay to the Investor, directly from the gross proceeds held in escrow, an amount equal to four percent (4%) of the amount of each Advance. Under the agreement, upon the execution of this Agreement the Company was to issue to the Investor, shares of the Company's Common Stock in an amount equal to Two Hundred Ninety Thousand Dollars ($290,000) divided by the Closing Bid Price on the Closing Date. Upon the execution of the Agreement the Company was to issue to the Placement Agent shares of the Company's Common Stock in an amount equal to Ten Thousand Dollars ($10,000) divided by the Closing Bid Price of the Company's Common Stock on the date hereof. The Company has disclosed such shares totaling $300,000 in the financial statements for the year ended September 30, 2002.

During the period ended December 31, 2003, the Company received $50,000 proceeds from promissory notes to Cornell Capital Partners, LP, net of fee of $2,500. The Company has settled $250,000 by issuing 6,295,947 shares of common stock during the period ended December 31, 2003 (note 6). The notes payable outstanding at December 31, 2003 amounted to $300,000.

NOTE 6 - COMMON STOCK

During the period ended December 31, 2003, the Company issued 2,000,004 shares of its common stock for prepaid services amounting $137,897. The valuation of shares was based upon market value of the shares at the time of the consummation of the transaction. During the three month period ended December 31, 2003, the Company amortized prepaid consulting amounting $33,897. As of December 31, 2003, the Company has prepaid consulting of $104,000 reflected as unamortized consulting fees in the equity section of the Balance sheet.

The Company issued and put 3,333,333 shares to the escrow account in pursuant to the Equity Line of Credit during the period ended December 31, 2003 (note 5). 6,295,947 shares were issued out of the escrow account to settle the equity line of credit, amounting $250,000. 1,383,070 shares remained in the escrow as of December 31, 2003.

As of December 31, 2003, the Company has 7,349,204 shares of common stock to be cancelled. These shares were awarded to certain officers of the Company in the prior years and were subject to restrictions and could not be sold until certain conditions were met. On September 30, 2003, as the conditions in the agreements were not met, the shares awards were cancelled per the agreements between the officers and the Company.

NOTE 7 - EARNING PER SHARE

Earnings per share for three month periods ended December 31, 2003 and 2002 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 8 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the period ended December 31, 2003 presentation.

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

NOTE 10- GOING CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2003, the Company had incurred cumulative losses of $12,822,273 including a loss of $334,793 for the three month period ended December 31, 2003. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its research and development activities, production of its equipment and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan. In that regard, on September 17, 2002, the Company entered into an agreement with an investor, pursuant to which the Investor will purchase the Company's Common Stock, par value $.001 per share for an aggregate price of up to Seven Million Five Hundred Thousand Dollars ($7,500,000) (Note 5).

NOTE 11 - SUBSEQUENT EVENT

Subsequent to the period ended December 31, 2003, the Company cancelled 7,349,204 shares issued in the prior years to officers of the Company (note 6).

Item 2.     Management's Discussion and Analysis or Plan of Operation

Results of Operations (Three Months Ended December 31, 2003 Compared to Three
-----------------------------------------------------------------------------
Months Ended December 31, 2002).
--------------------------------

         General and administrative expenses in the three months ended December 31, 2003 decreased by $229,894, from $534,121 in the prior period to $304,227 in the current period. The decrease is principally due to reduced staffing and manufacturing expense. Research and development costs increased by $10,533, principally due to research and development relating to expansion of the Company's product lines. The operating loss for the quarter decreased by $213,817, due to the decreased general and administrative expenses. Net loss decreased by $212,908, due to the decrease in the operating loss.

Liquidity and Capital Resources.
--------------------------------

         On December 31, 2003, the Company had cash and cash equivalents of approximately $2,065. The principal source of liquidity has been sales of securities. Management anticipates that additional capital will be required to finance the Company's operations. During 2002 the Company entered into an Equity Line of Credit Agreement with Cornell Capital, L. P. which allows the Company, at its option, to draw funds from time to time in exchange for the issuance of shares, up to a maximum of $7,500,000. The Company believes that available proceeds from the Equity Line of Credit Agreement, proceeds from private placements, and possible cash flow from the sale of products will be sufficient to finance the Company's operations. However, the Company has no other commitments for financing, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the quarter.

         As of December 31, 2003, the Company had an accumulated deficit of $12,822,273. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         On August 6, 2003 the Company was served with a complaint in an action entitled Sullivan, et al v. Sionix Corporation, et al, filed in the Superior Court of the State of California in Orange County (Case No. 03CC00283). The plaintiffs, sixteen purported shareholders of the Company, seek damages and declaratory and injunctive relief against the Company, James J. Houtz, Joan Horowitz, Rodney Anderson and Robert McCray, directors of the Company, based on alleged fraud and deceit, breaches of fiduciary duty and negligence. The claim seeks general damages in the amount of at least $1 million, special damages in the amount of at least $4,000,000, unspecified punitive damages, costs of suit, attorneys' fees and interest. The action also seeks to enjoin the Company from paying the legal expenses incurred by the defendant officers and directors in the action. The plaintiffs filed a Second Amended Complaint in February of 2004.

         The Company believes the action is without merit and plans to vigorously contest the matter.

Item 2.  Changes in Securities and Use of Proceeds

         During the three month period ended December 31, 2003, the Company issued 833,333 shares of its Common Stock to Cornell Capital, L.P. and its affiliates pursuant to an Equity Line of Credit agreement, for an aggregate consideration of $50,000.

         The Company believes the foregoing issuance was exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and Regulation D thereunder.

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

b) Reports on Form 8-K

             None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SIONIX CORPORATION
Date:  February 23, 2004

                             By: /s/ James J. Houtz
                                 ---------------------------------------
                                 James J. Houtz, President

                             By: /s/ Robert McCray
                                 ---------------------------------------
                                 Robert McCray, Chief Financial Officer