Form 10QSB
period 2004-03-31
SIONIX CORP
filed 2004-05-20
CIK 764667

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

Commission File Number 2-95626-D

                               Sionix Corporation
                               ------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                            87-0428526
              ------                                            ----------
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

As of March 31, 2004, the Company had 99,524,186 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                              Yes [ ]       No [X]

                                      INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                               F-1

         Balance Sheet at December 31, 2003 (unaudited)                     F-1

         Statements of Operations for the Periods of Three Months and
         Six Months ended March 31, 2004 and 2003, and Cumulative from
         Inception (unaudited)                                              F-2

         Statements of Cash Flows for the Periods of Three Months and
         Six Months ended March 31, 2004 and 2003, and Cumulative from
         Inception (unaudited)                                              F-3

         Notes to Financial Statements (unaudited)                          F-4

Item 2.  Management's Discussion and Analysis or Plan of Operation            3

Item 3.  Controls and Procedures                                              4

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    4

Item 2.  Changes in Securities                                                4

Item 6.  Exhibits and Reports on Form 8-K                                     5

Signatures                                                                    5

Part I. FINANCIAL INFORMATION

                                 SIONIX CORPORATION
                            (A Development Stage Company)
                                    BALANCE SHEET
                                   March 31, 2004
                                     (Unaudited)

                                       ASSETS
                                       ------
CURRENT ASSETS:
     Cash & cash equivalents                                           $      3,493
     Prepaid expenses                                                       149,677
     Inventory                                                              365,078
     Other Receivables                                                       12,000
                                                                       -------------
            Total current assets                                            530,248
                                                                       -------------

PROPERTY AND EQUIPMENT, NET                                                 125,932

OTHER ASSETS
     Deposits                                                                 6,831

                                                                       -------------
                                                                       $    663,012
                                                                       =============


                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                  $    137,623
     Accrued expenses                                                       116,398
     Accrued interest                                                        30,762
     Notes payable                                                           55,000
     Equity line of credit                                                  250,000
                                                                       -------------
            Total current liabilities                                       589,783
                                                                       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 150,000,000 shares authorized
     100,649,875 shares issued and 99,524,186 shares outstanding             99,524
     Additional paid-in capital                                          13,191,472
     Unamortized Consulting Fees                                            (72,800)
     Shares to be issued                                                     33,900
     Deficit accumulated from inception                                 (13,178,867)
                                                                       -------------
            Total stockholders' equity                                       73,229

                                                                       -------------
                                                                       $    663,012
                                                                       =============

     The accompanying notes are an integral part of these financial statements.

                                        F-1

                                                         SIONIX CORPORATION
                                                    (A Development Stage Company)
                                                      STATEMENTS OF OPERATIONS
                                                             (Unaudited)
                                                                                                                       CUMULATIVE
                                                                                                                     FROM INCEPTION
                                                         THREE MONTH PERIODS ENDED        SIX MONTH PERIODS ENDED      (OCTOBER 3,
                                                                  MARCH 31,                      MARCH 31,              1994) TO
                                                            2004            2003           2004            2003       MARCH 31, 2004
                                                       -------------   -------------   -------------   -------------  --------------
REVENUES                                               $         --    $         --    $         --    $         --    $         --

OPERATING EXPENSES:

    General and administrative                              245,851         322,058         550,078         856,179      10,328,795
    Research and development                                    300          50,163          19,968          59,298       1,443,580
    Impairment of intangible assets                              --              --              --              --       1,117,601
    Depreciation and amortization                             9,099           3,814          18,300           7,471         418,285
                                                       -------------   -------------   -------------   -------------   -------------
              Total operating expenses                      255,249         376,035         588,345         922,948      13,308,260

                                                       -------------   -------------   -------------   -------------   -------------
OPERATING LOSS                                             (255,249)       (376,035)       (588,345)       (922,948)    (13,308,260)

OTHER INCOME (EXPENSE)
    Interest income                                              14             713             266           1,821          53,587
    Interest expense                                         (1,359)         (1,356)         (2,408)         (2,352)       (213,750)
    Loss on settlement of debt                                   --              --              --              --         (36,047)
    Legal settlement                                       (100,000)             --        (100,000)             --         334,603
                                                       -------------   -------------   -------------   -------------   -------------
              Total other income (expense)                 (101,345)           (643)       (102,142)           (531)        138,393
                                                       -------------   -------------   -------------   -------------   -------------

LOSS BEFORE INCOME TAXES                                   (356,594)       (376,678)       (690,487)       (923,479)    (13,169,867)

Income taxes                                                     --              --             900             900           9,000
                                                       -------------   -------------   -------------   -------------   -------------

NET LOSS                                               $   (356,594)   $   (376,678)   $   (691,387)   $   (924,379)   $(13,178,867)
                                                       =============   =============   =============   =============   =============

BASIC AND DILUTED NET LOSS PER SHARE:                  $     (0.004)   $     (0.005)   $     (0.008)   $     (0.012)
                                                       =============   =============   =============   =============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING    86,459,324      77,164,612      83,985,571      76,183,183
                                                       =============   =============   =============   =============

                             The accompanying notes are an integral part of these financial statements.

                                                                F-2

                                                       SIONIX CORPORATION
                                                 (A Development Stage Company)
                                                    STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                                                                                     Cumulative
                                                                                  Six month periods ended          from inception
                                                                                         March 31,                (October 3, 1994)
                                                                                  2004              2003          to March 31, 2004
                                                                              -------------     -------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                 $   (691,387)     $   (924,379)     $(13,178,867)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                                             18,300             7,471           505,203
          Amortization of prepaid expense                                           31,200            86,920            31,200
          Issuance of common stock for compensation                                     --                --         1,835,957
          Issuance of common stock for services & prepaid consulting fees           33,897           293,100         1,928,357
          Write-down of obsolete assets                                                 --                --            38,862
          Impairment of intangible assets                                               --                --         1,117,601
          Loss on settlement of debts                                                   --                --            36,047
          Other                                                                         --                --            40,370
          Changes in assets and liabilities:
          Increase in other current assets                                         (16,028)         (269,085)         (526,755)
          Increase in deposits                                                          --                --            (6,831)
          Increase (decrease) in accounts payable                                   62,401           (40,852)          207,623
          Increase in accrued interest                                               2,408             2,353            47,744
          Increase in accrued expense                                              112,531             1,471           113,264
                                                                              -------------     -------------     -------------
Total Adjustments                                                                  244,709            81,378         5,368,642
                                                                              -------------     -------------     -------------
          Net cash used in operating activities                                   (446,678)         (843,001)       (7,810,225)
                                                                              -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Decrease increase) of certificate of deposit                             100,000                --                --
          Purchase of patents                                                           --                --          (135,033)
          Purchase of equipment                                                     (1,666)          (21,818)         (380,174)
                                                                              -------------     -------------     -------------
          Net cash provided by (used in) investing activities                       98,334           (21,818)         (515,207)
                                                                              -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of notes to related party                              --                --           345,773
          Proceeds from issuance of notes                                           15,000           479,500            15,000
          Proceeds (payment) of equity line of credit                              200,000                --           700,000
          Payments of notes                                                             --            (9,500)         (151,842)
          Issuance of common stock for cash                                             --                --         7,376,094
          Receipt of cash for stock to be issued                                    33,900                --            43,900
                                                                              -------------     -------------     -------------
          Net cash provided by financing activities                                248,900           470,000         8,328,925
                                                                              -------------     -------------     -------------

Net Increase (decrease) in cash & cash equivalents                                 (99,444)         (394,819)            3,493

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                         102,937           457,229                --
                                                                              -------------     -------------     -------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                       $      3,493      $     62,410      $      3,493
                                                                              =============     =============     =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
          Stock issued for services and prepaid                               $    137,897      $    293,100      $  2,170,254
                                                                              =============     =============     =============
          Stock issued for compensation                                       $         --      $         --      $  1,835,957
                                                                              =============     =============     =============
          Acquisition of intangible for debt                                  $         --      $         --      $  1,185,475
                                                                              =============     =============     =============
          Settlement of debt to equity                                        $    250,000      $    275,000      $  2,728,111
                                                                              =============     =============     =============

CASH PAID FOR:
          Interest                                                            $         --      $         --      $      2,134
                                                                              =============     =============     =============
          Income Tax                                                          $         --      $         --      $      7,200
                                                                              =============     =============     =============

                           The accompanying notes are an integral part of these financial statements.

                                                              F-3

NOTE 1 - BUSINESS ACTIVITY

Sionix Corporation (the "Company") is a Nevada corporation incorporated in 1985. The Company was formed to design, develop, and market an automatic water filtration system, primarily for small water districts.

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

NOTE 4 - NOTES PAYABLE

The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes are at interest rates up to 13% and are due on demand. As of March 31, 2004, notes payable amounted to $40,000. The Company also received advances in the form of an unsecured promissory note from a stockholder in the amount of $15,000 on December 18, 2003. This note is due on the 55th day following the date of the note with interest at the rate of 10% per annum. Accrued interest on the notes amounted to $30,762 at March 31, 2004. Interest expenses on the notes for the six month periods ended March 31, 2004 and 2003 amounted to $1,359 and $1,356, respectively.

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

During the six month period ended March 31, 2004, the Company received $200,000 proceeds from promissory notes to Cornell Capital Partners, LP, net of fee of $17,500. The Company settled $250,000 by issuing 6,295,947 shares of common stock during the period ended December 31, 2003 (note 6). The Company settled $200,000 by issuing 11,757,381 shares of common stock during the period ended March 31, 2004 (note 6). The notes payable outstanding at March 31, 2004 amounted to $250,000.

NOTE 6 - COMMON STOCK

During the period ended December 31, 2003, the Company issued 2,000,000 shares of its common stock for prepaid services amounting $137,897. The valuation of shares was based upon market value of the shares at the time of the consummation of the transaction. During the three month period ended December 31, 2003, the Company amortized prepaid consulting amounting $33,897. During the three month period ended March 31, 2004, the Company amortized prepaid consulting amounting $31,200. As of March 31, 2004, the Company has prepaid consulting fees of $72,800, reflected as unamortized consulting fees in the equity section of the Balance Sheet.

The Company issued 3,333,333 shares into the escrow account in pursuant to the Equity Line of Credit during the period ended December 31, 2003 (note 5). 6,295,947 shares were issued out of the escrow account to settle the equity line of credit, amounting to $250,000.

The Company issued 11,500,000 shares into the escrow account pursuant to the Equity Line of Credit during the three month period ended March 31, 2004 (note
5). 11,757,381 shares were issued out of the escrow account to settle the equity line of credit, amounting to $200,000. 1,125,689 shares remain in the escrow as of March 31, 2004.

As of December 31, 2003, the Company has 7,349,204 shares of common stock to be cancelled. These shares were awarded to certain officers of the Company in the prior years and were subject to restrictions and could not be sold until certain conditions were met. On September 30, 2003, as the conditions in the agreements were not met, the share awards were cancelled per the agreements between the officers and the Company. These shares have been cancelled in the three month period ending March 31, 2004.

During the period ended March 31, 2004, the Company received $33,900 in cash for shares to be issued. This amount is reflected as Shares to be issued in the equity section of the Balance Sheet.

NOTE 7 - EARNINGS PER SHARE

Earnings per share for six month periods ended March 31, 2004 and 2003 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 8 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the period ended March 31, 2004 presentation.

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

The Company's counsel was served with a motion in the Federal case by the attorneys for Mr. Wade Cowart. The motion seeks to have the Company pay damages of up to $100,000 in connection with a restraining order that the Federal court previously issued against Mr. Cowart. The Company posted the potential maximum liability of $100,000 as security bond. Mr. Cowart made motions seeking recovery on the bond posted by the Company for the original injunction. The Company paid $100,000 to the Court during the quarter ended March 31, 2004 towards the settlement of the case.

An action filed by the Company for professional negligence, malpractice, breach of fiduciary duty and breach of contract against Gilliam, Duncan & Harms, its previous patent counsel, was settled in June 2002. The complaint alleged that the patent attorneys represented the Company and Jack Moorehead, former President of the Company, contemporaneously and failed to advise the corporation of the inherent conflict of interest in representing both parties. The action further alleged the patent attorneys aided Moorehead and others in misappropriating the Company's intellectual property and trade secrets. The action went to trial, and in December 2001 a minute order was issued announcing a judgment in favor of Sionix against the defendants. Harms filed a voluntary bankruptcy on December 27, 2001. Sionix filed a Complaint in the U.S. bankruptcy court, alleging claims against Harms and disputing the dischargeability of the debts owed by Harms to Sionix. Upon settlement agreement, the Company received $200,000 as a full and final settlement for this Complaint. The Company has recorded this settlement amount of $200,000 as a gain on settlement in the financial statement for the year ended September 30, 2002. In connection with this case, the Company also received $1,500 as a settlement for dismissal of certain parties from this action.

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

In July 2003, an action was filed by a group of the Company's shareholders located in San Diego County, California, alleging a variety of international and negligent acts on the part of the Company, its officers and directors. The action was voluntarily dismissed by the plaintiffs, without prejudice, in April 2004.

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

NOTE 10- GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2004, the Company had incurred cumulative losses of $13,178,867, including a loss of $691,387 for the six month period ended March 31, 2004. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its research and development activities, production of its equipment and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan. In that regard, on September 17, 2002, the Company entered into an agreement with an investor, pursuant to which the Investor will purchase the Company's Common Stock, par value $.001 per share for an aggregate price of up to Seven Million Five Hundred Thousand Dollars ($7,500,000) (Note 5).

Item 2.     Management's Discussion and Analysis or Plan of Operation

         Statements contained in this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results and activity in the marketplace, and are based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intends," "potential," "opportunity" or similar terms, or variations of those terms. See the Company's most recent Annual Report on Form 10-KSB for a description of certain of the known risks and uncertainties of the Company.

Results of Operations (Three Months Ended March 31, 2004 Compared to Three
--------------------------------------------------------------------------
Months Ended March 31, 2003).
-----------------------------

         General and administrative expenses in the three months ended March 31, 2004 decreased by $76,207, from $322,058 in the prior period to $245,851 in the current period. The decrease is principally due to reduced staffing and lower legal expense. Research and development costs decreased by $49,863, principally due to the completion of most research and development activities relating to the Company's products. The operating loss for the quarter decreased by $120,786, due principally to the reduced general and administrative expenses and research and development expense, offset somewhat by increased depreciation expense. Net loss for the current quarter of $356,954 includes a $100,000 expense relating to settlement of a legal claim.

Results of Operations (Six Months Ended March 31, 2004 Compared to Six Months
-----------------------------------------------------------------------------
Ended March 31, 2003).
----------------------

         General and administrative expenses in the six months ended March 31, 2004 decreased by $306,101, from $856,179 in the prior period to $550,078 in the current period. The decrease is principally due to reduced staffing and lower legal expense. Research and development costs decreased by $39,330, principally due to the completion of most research and development activities relating to the Company's products in the current quarter. The operating loss for the period decreased by $334,603, due principally to the reduced general and administrative expenses and research and development expense, offset somewhat by increased depreciation expense. Net loss for the current period of $691,387 includes a $100,000 expense relating to settlement of a legal claim.

Liquidity and Capital Resources.
--------------------------------

         On March 31, 2004, the Company had cash and cash equivalents of approximately $3,493. The principal source of liquidity has been sales of securities and loans from shareholders. Management anticipates that additional capital will be required to finance the Company's operations.

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

         As of March 31, 2004, the Company had an accumulated deficit of $13,178,867. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Sullivan, et al v. Sionix Corporation, et al, filed in the Superior Court of the State of California in Orange County (Case No. 03CC00283), and previously reported, was voluntarily dismissed, without prejudice, by the plaintiffs in April 2004.

Item 2.  Changes in Securities and Use of Proceeds

         During the three month period ended March 31, 2004, the Company issued 11,757,381 shares of its Common Stock to Cornell Capital, L.P. and its affiliates pursuant to an Equity Line of Credit agreement, for an aggregate consideration of $200,000.

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

                              SIONIX CORPORATION
Date:  May 20, 2004

                              By: /s/ James J. Houtz
                                  ---------------------------------------
                                  James J. Houtz, President

                              By: /s/ Robert McCray
                                  ---------------------------------------
                                  Robert McCray, Chief Financial Officer