Form 10QSB
period 2004-06-30
SIONIX CORP
filed 2004-08-16
CIK 764667

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

As of June 30, 2004, the Company had 102,524,186 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                              Yes [ ]       No [X]

                                      INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                               F-1

         Balance Sheet at December 31, 2003 (unaudited)                     F-1

         Statements of Operations for the Periods of Three Months and Nine Months ended June 30, 2004 and 2003, and Cumulative from Inception (unaudited) F-2

         Statements of Cash Flows for the Periods of Three Months and Nine Months ended June 30, 2004 and 2003, and Cumulative from Inception (unaudited) F-3

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


Part I. FINANCIAL INFORMATION

                                         SIONIX CORPORATION
                                    (A Development Stage Company)
                                            BALANCE SHEET
                                           June 30, 2004
                                             (Unaudited)

                                               ASSETS
                                               ------

CURRENT ASSETS:
           Cash & cash equivalents                                             $      2,639
           Employee Advance                                                          12,000
           Inventory                                                                365,078
           Prepaid expenses                                                          76,877
                                                                               -------------
                      Total current assets                                          456,594
                                                                               -------------

PROPERTY AND EQUIPMENT, NET                                                         117,580

OTHER ASSETS - DEPOSITS                                                               6,831

                                                                               -------------
                                                                               $    581,005
                                                                               =============

                                LIABILITIES AND STOCKHOLDERS' DEFICIT
                                -------------------------------------

CURRENT LIABILITIES:
           Accounts payable                                                    $    162,450
           Accrued expenses                                                         185,492
           Accrued interest                                                          32,121
           Notes payable                                                             79,000
           Equity line of credit                                                    233,115
                                                                               -------------
                      Total current liabilities                                     692,178
                                                                               -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
           Common stock, $0.001 par value;150,000,000 shares authorized;
             103,649,875 shares issued and 102,524,186 shares outstanding           101,939
           Additional paid-in capital                                            13,169,142
           Prepaid consulting fees                                                  (76,375)
           Shares to be issued                                                       33,900
           Deficit accumulated from inception                                   (13,339,779)
                                                                               -------------
                      Total stockholders' deficit                                  (111,173)

                                                                               -------------
                                                                               $    581,005
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


                                                        SIONIX CORPORATION
                                                   (A Development Stage Company)
                                                     STATEMENTS OF OPERATIONS
                                                            (Unaudited)

                                                                                                                    CUMULATIVE
                                                        THREE MONTH PERIODS ENDED      NINE MONTH PERIODS ENDED   FROM INCEPTION
                                                                 JUNE 30,                     JUNE 30,         (OCTOBER 3, 1994) TO
                                                           2004            2003          2004           2003       JUNE 30, 2004
                                                       -------------  -------------  -------------  -------------  -------------
NET REVENUES                                           $         --   $         --   $         --   $         --   $         --

OPERATING EXPENSES:

    General and Administrative                              147,119        367,399        697,197      1,223,578     10,475,914
    Research and development                                  4,084         58,566         24,052        117,864      1,447,664
    Impairment of intangible assets                              --             --             --             --      1,117,601
    Depreciation and amortization                             8,352          8,376         26,652         15,847        426,637
                                                       -------------  -------------  -------------  -------------  -------------
                                                            159,555        434,341        747,901      1,357,289     13,467,816

                                                       -------------  -------------  -------------  -------------  -------------
OPERATING LOSS                                             (159,555)      (434,341)      (747,901)    (1,357,289)   (13,467,816)

OTHER INCOME (EXPENSE)
    Interest Income                                              --            787            269          2,607         53,590
    Interest Expense                                         (1,170)        (1,229)        (3,767)        (3,581)      (215,109)
    Loss on settlement of debt                                   --             --             --             --        (36,047)
    Legal Settlement                                       (100,000)         1,000       (100,000)         1,000        334,603
                                                       -------------  -------------  -------------  -------------  -------------
           Total other income (expense)                    (101,170)           558       (103,498)            26        137,037
                                                       -------------  -------------  -------------  -------------  -------------

LOSS BEFORE INCOME TAXES                                   (260,725)      (433,783)      (851,399)    (1,357,263)   (13,330,779)

Income taxes                                                     --             --            900            900          9,000
                                                       -------------  -------------  -------------  -------------  -------------

NET LOSS                                               $   (260,725)  $   (433,783)  $   (852,299)  $ (1,358,163)  $(13,339,779)
                                                       =============  =============  =============  =============  =============

BASIC AND DILUTED NET LOSS PER SHARE                   $     (0.003)  $     (0.006)  $     (0.009)  $     (0.018)
                                                       =============  =============  =============  =============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING    95,658,310     78,676,927     93,966,168     77,014,431
                                                       =============  =============  =============  =============

                            The accompanying notes are an integral part of these financial statements.


                                                        SIONIX CORPORATION
                                                   (A Development Stage Company)
                                                     STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                                                                                                    CUMULATIVE
                                                                                     NINE MONTHS ENDED            FROM INCEPTION
                                                                                          JUNE 30,               (OCTOBER 3, 1994)
                                                                                  2004               2003         TO JUNE 30, 2004
                                                                              -------------      -------------      -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                  $   (852,299)      $ (1,358,163)      $(13,339,779)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
         Depreciation and amortization                                              26,652             15,847            513,555
         Amortization of prepaid expense                                            91,825             86,920             91,825
         Issuance of common stock for compensation                                      --                 --          1,835,957
         Issuance of common stock for services & prepaid consulting fees            33,897            354,225          1,928,357
         Write-down of obsolete assets                                                  --                 --             38,862
         Write-down of intangible assets                                                --                 --          1,117,601
         Loss on settlement of debts                                                    --                 --             36,047
         Other                                                                          --                 --             40,370
         Changes in assets and liabilities:
         Increase of other assets                                                  (12,000)                --           (522,727)
         (Increase) decrease in prepaid expense                                    221,972           (241,183)           221,972
         Decrease in other receivable                                               15,000                132             15,000
         Increase in deposits                                                           --                 --             (6,831)
         Increase (decrease) in accounts payable                                    87,228            (21,659)           232,450
         Increase in accrued interest                                                3,767              3,581             49,103
         Increase in accrued expense                                               179,311                405            180,044
                                                                              -------------      -------------      -------------
                  Total Adjustments                                                647,652            198,268          5,771,585
                                                                              -------------      -------------      -------------
    Net cash used in operating activities                                         (204,647)        (1,159,895)        (7,568,194)
                                                                              -------------      -------------      -------------

 CASH FLOWS FROM INVESTING ACTIVITIES
         Decrease (increase) of certificate of deposit                             100,000                 --                 --
         Purchase of patents                                                            --                 --           (135,033)
         Purchase of equipment                                                      (1,666)          (138,038)          (380,174)
                                                                              -------------      -------------      -------------
    Net cash provided by (used in) investing activities                             98,334           (138,038)          (515,207)
                                                                              -------------      -------------      -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of notes to related party                               --                 --            345,773
         Proceeds from issuance of notes & line of equity                          239,000          1,100,000            739,000
         Payments of notes                                                        (266,885)           (45,000)          (418,727)
         Issuance of common stock for cash                                              --                 --          7,376,094
         Receipt of cash for stock to be issued                                     33,900                 --             43,900
                                                                              -------------      -------------      -------------
    Net cash provided by financing activities                                        6,015          1,055,000          8,086,040
                                                                              -------------      -------------      -------------

 Net Increase (decrease) in cash & cash equivalents                               (100,298)          (242,933)             2,639

 CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                        102,937            457,229                 --
                                                                              -------------      -------------      -------------

 CASH & CASH EQUIVALENTS, ENDING BALANCE                                      $      2,639       $    214,296       $      2,639
                                                                              =============      =============      =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
         Stock issued for contributions                                       $         --       $         --       $         --
                                                                              =============      =============      =============
         Acquisition of intangible for debt                                   $         --       $         --       $  1,185,475
                                                                              =============      =============      =============
         Settlement of debt to equity                                         $    250,000       $    620,000       $  1,519,247
                                                                              =============      =============      =============
CASH PAID FOR:
         Interest                                                             $         --       $         --              2,802
                                                                              =============      =============      =============
         Income Tax                                                           $         --       $         --       $      8,100
                                                                              =============      =============      =============

                            The accompanying notes are an integral part of these financial statements.

NOTE 1 - BUSINESS ACTIVITY

Sionix Corporation (the "Company") is a Nevada corporation, originally incorporated in Utah in 1985. The Company was formed to design, develop, and market an automatic water filtration system primarily for small water districts.

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

NOTE 4 -   NOTES PAYABLE

The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes are at interest rates up to 13% and are due on demand. As of June 30, 2004, notes payable amounted to $79,000. Interest expenses on the notes for the nine month periods ended June 30, 2004 and 2003 amounted to $3,767 and $3,581, respectively.

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

During the nine month period ended June 30, 2004, the Company received $200,000 proceeds from promissory notes to Cornell Capital Partners, LP, net of fees of $17,500. The Company settled $250,000 by issuing 6,295,947 shares of common stock during the period ended December 31, 2003 (note 6). The Company settled $200,000 by issuing 11,757,381 shares of common stock during the period ended March 31, 2004 (note 6). The notes payable outstanding at June 30, 2004 amounted to $233,115.

NOTE 6 - COMMON STOCK

During the period ended December 31, 2003, the Company issued 2,000,000 shares of its common stock for prepaid services amounting $137,897. The valuation of shares was based upon market value of the shares at the time of the consummation of the transaction. During the nine month period ended June 30, 2004, the Company amortized prepaid consulting amounting $96297. As of June 30, 2004, the Company has prepaid consulting of $ 41,600 reflected as prepaid consulting fees in the equity section of the Balance sheet.

The Company issued and put 3,333,333 shares to the escrow account in pursuant to the Equity Line of Credit during the period ended December 31, 2003 (note 5). 6,295,947 shares were issued out of the escrow account to settle the equity line of credit, amounting $250,000.

The Company issued and put 11,500,000 shares to the escrow account pursuant to the Equity Line of Credit during the three month period ended March 31, 2004 (note 5). 11,757,381 shares were issued out of the escrow account to settle the equity line of credit, amounting to $200,000. 1,125,689 shares remain in the escrow as of June 30, 2004.

As of December 31, 2003, the Company has 7,349,204 shares of common stock to be cancelled. These shares were awarded to certain officers of the Company in the prior years and were subject to restrictions and could not be sold until certain conditions were met. On September 30, 2003, as the conditions in the agreements were not met, the shares awards were cancelled per the agreements between the officers and the Company. These shares have been cancelled by March 31, 2004.

During the nine month period ended June 30, 2004, the Company received $33,900 in cash for shares to be issued. This amount is reflected as shares to be issued in the equity section of the balance sheet.

On April 7, 2004, the company entered into a consulting agreement with Christina
M. Posey for a period of six months. For the services to be rendered during the term of the agreement, the Company agreed pay her three million (3,000,000) shares of the Company's common stock. Accordingly, a prepaid consulting fee of $64,200 was recorded. Unamortized prepaid consulting fees for the contract amounted to $34,775.

NOTE 7 - EARNING PER SHARE

Earnings per share for the nine month periods ended June 30, 2004 and 2003 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 8 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the period ended June 30, 2004 presentation.

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

An action filed by the Company for professional negligence, malpractice, breach of fiduciary duty and breach of contract against Gilliam, Duncan & Harms, its previous patent counsel, was settled in June 2002. The complaint alleged that the patent attorneys represented the Company and Jack Moorehead, former President of the Company, contemporaneously and failed to advise the corporation of the inherent conflict of interest in representing both parties. The action further alleged the patent attorneys aided Moorehead and others in misappropriating the Company's intellectual property and trade secrets. The action went to trial, and in December 2001 a minute order was issued announcing a judgment in favor of the Company against the defendants. Harms filed a voluntary bankruptcy on December 27, 2001. Sionix filed a Complaint in the U.S. bankruptcy court, alleging claims against Harms and disputing the dischargeability of the debts owed by Harms to the Company. Upon settlement agreement, the Company received $200,000 as a full and final settlement for this Complaint. The Company has recorded this settlement amount of $200,000 as a gain on settlement in the financial statement for the year ended September 30, 2002. In connection with this case, the Company also received $1,500 as a settlement for dismissal of certain parties from this action.

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

In July 2003, an action was filed by a group of the Company shareholders located in San Diego, alleging a variety of international and negligent acts on the part of the Company, its officers and directors. The case was voluntarily dismissed by the plaintiffs, without prejudice, in April 2004.

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

NOTE 10- GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2004, the Company had incurred cumulative losses of $13,339,779 including a loss of $852,299 for the nine month period ended June 30, 2004. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its research and development activities, production of its equipment and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan. In that regard, on September 17, 2002, the Company entered into an agreement with an investor, pursuant to which the Investor will purchase the Company's Common Stock, par value $.001 per share for an aggregate price of up to Seven Million Five Hundred Thousand Dollars ($7,500,000) (Note 5).

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

Results of Operations (Three Months Ended June 30, 2004 Compared to Three
--------------------------------------------------------------------------
Months Ended June 30, 2003).
-----------------------------

         General and administrative expenses in the three months ended June 30, 2004 decreased by $220,280, from $367,399 in the prior period to $147,119 in the current period. The decrease is principally due to reduced staffing and lower legal expense. Research and development costs decreased by $54,482, principally due to the completion of most research and development activities relating to the Company's products, as well as lack of cash to devote to these activities. The operating loss for the quarter decreased by 274,786, due principally to the reduced general and administrative expenses and research and development expense. Net loss for the current quarter of $260,725 includes a $100,000 expense relating to settlement of a legal claim.

Results of Operations (Six Months Ended June 30, 2004 Compared to Six Months
-----------------------------------------------------------------------------
Ended June 30, 2003).
----------------------

         General and administrative expenses in the six months ended June 30, 2004 decreased by $426,381, from $1,223,578 in the prior period to $697,197 in the current period. The decrease is principally due to reduced staffing and lower legal expense. Research and development costs decreased by $93,812, principally due to the completion of most research and development activities relating to the Company's products, as well as lack of cash to devote to these activities. The operating loss for the period decreased by $609,388, due principally to the reduced general and administrative expenses and research and development expense, offset somewhat by increased depreciation expense. Net loss for the current period of $851,399 includes a $100,000 expense relating to settlement of a legal claim.

Liquidity and Capital Resources.
--------------------------------

         On June 30, 2004, the Company had cash and cash equivalents of approximately $2,639. The principal source of liquidity has been sales of securities and loans from shareholders. Management anticipates that additional capital will be required to finance the Company's operations.

         The Company believes that loans from officers, proceeds from private placements of Common Stock, and possible cash flow from the sale of products, will be sufficient to finance the Company's operations. However, the Company has no other commitments for financing, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the quarter.

         As of June 30, 2004, the Company had an accumulated deficit of $13,339,779. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

Item 3. Controls and Procedures.

         At the end of the period covered by this Form 10-QSB, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer determined that such controls and procedures are effective to ensure that information relating to the Company required to be disclosed in reports that it files or submits under the

Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                              SIONIX CORPORATION
Date:  August 16, 2004

                              By: /s/ James J. Houtz
                                  ---------------------------------------
                                  James J. Houtz, President

                              By: /s/ Robert McCray
                                  ---------------------------------------
                                  Robert McCray, Chief Financial Officer