Form 10KSB
period 2006-09-30
SIONIX CORP
filed 2007-06-08
CIK 764667

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 2006

                          Commission File No. 2-95626-D

                               SIONIX CORPORATION
                               ------------------
                 (Name of small business issuer in its charter)

                Nevada                                     87-0428526
                -------                                    ----------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification Number)

    2082 Michelson Drive, Suite 304, Irvine, CA              92612
    -------------------------------------------              -----
    (Address of principal executive offices)               (Zip Code)

        Issuer's Telephone Number:    (949) 752-7980

    Securities registered under Section 12(b) of the Exchange Act: NONE

    Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

     The issuer's revenues for the year ended September 30, 2006 were $0.

     The aggregate market value of the voting stock held by non-affiliates as of June 6, 2007, computed based on the closing price reported on the "pink sheets", was $37,771,876.

     As of May 15, 2007, there were 105,817,101 shares of Common Stock of the issuer outstanding.

     Documents Incorporated by Reference: NONE

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

             CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

         We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-KSB contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, acquisitions, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below "Management's Discussion and Analysis and Plan of Operation," as well as those discussed elsewhere in this Report, and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         We design and develop turn-key stand-alone water treatment systems for: municipalities (both potable and wastewater), industrial (both make-up water and wastewater), emergency response, military and small residential communities. Sionix was initially incorporated in Utah in 1996, and reincorporated in Nevada in 2003. Our executive offices and principal operations are located at 2082 Michelson Drive, Suite 306, Irvine, California 92612. Our telephone number is
(949) 752-7980, and our website is located at www.sionix.com.

THE WATER PURIFICATION INDUSTRY

         INDUSTRY BACKGROUND. The water purification industry is highly fragmented, consisting of many companies involved in various capacities, including companies that design fully integrated systems for processing millions of gallons of water for municipal, industrial, and commercial applications. Demand for water purification has continued to grow due to economic expansion, population growth, scarcity of usable water, concerns about water quality and regulatory requirements. Drinking water, regardless of its source, may contain impurities that can affect the health of consumers. Although municipal agencies and water utilities in the United States are required to provide drinking water that complies with the U.S. Safe Drinking Water Act, the water supplied to homes and businesses from municipalities and utilities may contain high levels of bacteria, toxins, parasites and human and animal-health pharmaceuticals, as well as high levels of chlorine used to eliminate contaminants. The quality of drinking water outside the United States and other industrialized countries is generally much worse, with high levels of contaminants and often only rudimentary purification systems. In the industrialized world, water quality is often compromised by pollution, aging municipal water systems, and contaminated wells and surface water. In addition, the specter of terrorism directed at intentional contamination of water supplies has heightened awareness of the importance of reliable and secure water purification. The importance of effective water treatment is also critical from an economic standpoint, as health concerns and impure water can impair consumers' confidence in food products. Discharge of impaired waters to the environment can further degrade the earth's water and violate environmental laws, with the possibility of significant fines and penalties from regulatory agencies.

         There are over 200,000 public rural water districts in the United States. The great majority of these are considered small to medium-sized public water systems, which support populations of fewer than 10,000 people. A substantial portion of these are in violation of the Safe Drinking Water Act at any given time. This problem is expected to worsen, as more stringent EPA rules are implemented for small public water systems. Substantial expenditures will be needed in coming years for repair, rehabilitation, operation, and maintenance of the water and wastewater treatment infrastructure. The Company believes that water districts using conventional sand-anthracite filters will be unable to comply with the Clean Water Act without massive installations of on-site chemical filter aids and disinfection equipment, such as ozone or ultraviolet. On a worldwide level, water supply issues are viewed by many as the next global crisis; while the quantity of available fresh water is relatively fixed, the world population and demand for clean water is increasing at a rapid pace.

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

         EXISTING PURIFICATION SYSTEMS. Until the early twentieth century, municipal water supplies consisted of flowing water directly from the source to the end user with little or no processing. In the late 19th and early 20th century, most large municipal water systems instituted a form of filtration called "slow sand filtration" to enhance the clarity and esthetics of delivered waters. These municipal water filtration systems however were extremely large plants that are typically excavated into the landscape of the facility. The surface area required for these filters could vary widely depending on the input quality of the water; generally, this involves extremely large areas or footprints. In a typical treatment facility, the first step adds to the raw incoming water a substance which causes tiny, sticky particles (called "floc") to form - these attract dirt and other particles suspended in the water. This process of coagulation results in the heavy particles of dirt and floc clumping together and falling to the bottom. These heavier particles form sediment which is siphoned off, leaving the clearer water, which passes on to filtration. The most common filtration method is known as "slow sand" or sand-anthracite, in which the water flows into large shallow beds and passes down through layers of sand, gravel and charcoal. The final process is disinfection, which is intended to kill bacteria or other microorganisms left in the water and leave a residual to keep the water safe through the delivery pipes to the customer. Chlorine is the most commonly employed disinfectant, although chloramine, ozone, and ultraviolet (UV) are also used.

         The current trend in water filtration, due to the higher demands for water and the reduction in clean or relatively clean source waters, is to clarify and heavily filter all municipal water supplies. Smaller municipalities and water districts will also be required to meet the added water quality goals of the larger systems and will require the infrastructure to do so.

         While "slow sand" filtration is by far the most common treatment method used in the United States, it has serious drawbacks. The treatment facilities themselves occupy large tracts of land. The filtration beds are large, shallow in-ground concrete structures, often hundreds of feet long to accommodate large volumes of water. The water being filtered must remain in these beds for a comparatively long-time (known as "residence time") in order for low density materials to settle out. The sand and charcoal filtering medium rapidly becomes plugged and clogged. The bed must then be taken off-line and back-flushed, which uses large volumes of water - water which becomes contaminated and is therefore wasted. Additional settling ponds are necessary to "de-water" this waste by evaporation so that the dried solids may be disposed of in an environmentally and expensive method.

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

        Most surface water bodies in the United States, many of which supply drinking water, are contaminated with these organisms. They are extremely resistant to disinfection, and increasing disinfectant levels in the attempt to kill them creates a new set of problems. Disinfectants such as chlorine can react with organic matter in the water to form new chemicals known as "disinfection byproducts". These byproducts, of which trihalomethanes (THM's) are the most common, are thought to be health-threatening and possibly cancer-causing. Recent modifications in the EPA-SDWA regulations have addressed minimum acceptable levels of THM's. Therefore, physical removal of the organisms from the water is vitally important to their control.

         The challenge of removing organic matter from water has been at the crux of water treatment since antiquity. Organic matter causes water to be cloudy, or turbid. High levels of turbidity can indicate the presence of pathogens and signal that the filtration process is not working effectively. The presence of high levels of organic matter makes disinfection more difficult and clogs filter media, causing long back flush cycles, which in turn increases the volume of back flush waste-water. In a typical treatment plant, this back flush water can account for up to 20 percent of the raw water volume flowing through the facility.

         Other filtration methods, such as reverse osmosis and activated charcoal, may be required to remove contaminants such as organic and inorganic chemicals, salts, color, odors, and viruses. However, they too are clogged quickly by organic particles in the water. These filter media are comparatively expensive, and frequent back flush cycles drastically shorten filter life, thereby increasing the cost of treatment.

         PRODUCTS AND TECHNOLOGY

         OUR BUSINESS STRATEGY. Sionix was formed to develop advanced water treatment technology for public and private potable drinking water systems and wastewater treatment systems, as well as industrial systems, in order to address these issues. We have initially targeted (1) small to medium public and private water districts that provide communities with drinking water or sewage treatment service and (2) water reclamation systems of commercial-industrial clients that create and dispose of contaminated wastewater.

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

         SIONIX "ELIXIR" WATER TREATMENT SYSTEMS. The dissolved air flotation system developed by Sionix, which employs patented technology, removes more than 99.95+ percent of the organic particles in water, and provides a barrier against microbial contaminants such as cryptosporidium and Giardia lamblia. Each Elixir Water Treatment System is a self-contained water treatment system or pre-treatment process using ordinary air, with minimal chemical flocculent aids. Our goal is to provide effective, practical and economical solutions to problems caused by pollution and toxic chemicals that seriously threaten public health and our environment. Our systems significantly reduce the risk of bacterial or parasitic contamination, particularly cryptosporidium, giardia, and e-coli, with minimal disinfecting by-products. Our systems are designed for quick installation, easy access for simple maintenance and are cost-effective for even the smallest water utilities or commercial applications. This technology is designed to support public water treatment plants, sewage treatment plants, water reclamation facilities, commercial air conditioning cooling towers, emergency water systems for floods, earthquakes and other natural disasters. The Sionix system occupies a small footprint, is self-contained and portable.

         Our Elixir system utilizes and refines this technology for a highly efficient pre-treatment process using ordinary oxygen. In addition, it helps ordinary filters meet EPA Safe Drinking Water Act regulations and eliminates potentially cancer-causing disinfection by-product precursors while reducing the risk of bacterial or parasitic contamination, particularly Trihalomethanes ("THM"), cryptosporidium and giardia. The Elixir system is designed for quick installation, easy access for simple maintenance and to be cost-effective for even the smallest water utilities or commercial applications.

         By significantly reducing turbidity, the Elixir system remediates against disinfection byproducts such as THM. Used in conjunction with filtration or disinfection technology which may be required by specific raw water conditions, it reduces back-flushing cycle times, thereby lengthening the life of post-DAF equipment.

         Completely modular, we plan to customize each system installation with filtration and disinfection options appropriate for the user. The entire unit is built into a standard thirty-foot or forty-foot ISO transportable container, making it easy to move by truck, train, plane, helicopter, or ship. Standard configuration includes a small control and testing laboratory located in the front of the container. The addition of a generator module makes the system self-powered. The customer can operate and control the entire system from a remote site via hardwired or wireless communications. A comprehensive service and maintenance program (which will be part of all equipment leases) includes a standard upgrade path.

         A single unit should produce a minimum of 225 gallons of potable water per minute (about 325,000 gallons per day), enough for a community of 2,400 people and its infrastructure - which is about 500-600 homes in the United States, based on U.S. Government guidelines. It is important to note that per capita usage of water in the U.S. is among the highest in the world. Two or more units can be ganged together for increased capacity.

         Our systems are ideal for small to medium-sized potable water treatment utilities. They serve equally well in commercial/industrial uses where incoming process water must be treated to high levels of purity, or wastewater must be decontaminated before discharge to the environment. The products can also address water quality issues faced by commercial and industrial facilities that process water or produce toxic wastewater, such as food and beverage processing plants, dairy products facilities, and fresh water aquaculture installations, such as fish farms.

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

        Our system uses a more efficient method of saturating recirculated post-filter water with excess dissolved air, and injecting this excess air in the form of microscopic bubbles in a DAF particle separator. Pressurized water can hold an excess amount of dissolved air and forms microscopic bubbles when injected into water, which has a lower pressure. A booster pump recirculates a small amount (approximately 10%) of the post-filtered water through the dissolved air-saturation system. Oxygen and nitrogen molecules are transferred directly into the recirculated high-pressure water without forming air bubbles.

         This method of transferring air into water is 100% efficient, and reduces the amount of energy required to saturate recirculated water with excess dissolved air. The Elixir provides a denser concentration of white water bubbles. This process requires less energy than a conventional system, and uses a fraction of the floor space.

         In general, water districts using sand-anthracite filters cannot meet the EPA Surface Water Treatment rules without a massive increase in on-site chemical filter-aids, additional filtering and the installation of ozone or other disinfection equipment. Plant operators must continually test raw influent water to adjust chemical filter aid dosage properly. Chemical and metal (alum) filter-aids increase sludge volume and landfill disposal problems.

         Our systems include automatic computer controls to optimize ozone concentration levels and reduce monthly energy costs. Higher ozone contact concentration levels using smaller sized generators are possible if most of the algae are removed first by DAF. Extended contact time increases collision rate of ionized ozone molecules with negatively charged organic suspended particles. By utilizing the Elixir to pre-treat the feedwater, less energy is required to create the appropriate amount of ozone. By creating a turbulent flow of water and gas within the mixing chamber, we have achieved a much higher saturation with less ozone (and a minimum of excess ozone) than in other mixing methods.

         The Elixir system is a sealed unit, thus preventing tampering or incursion by bio-terrorism or airborne contaminants due to the steel container in which the system is assembled. Should catastrophic damage be incurred, a replacement unit may be installed within a few days rather than many months or years with in-ground systems.

PILOT PROGRAM-VILLA PARK DAM

         In November of 2006 we entered into an agreement with the Serrano Water District in Orange County, California to install an Elixir system at the Villa Park Dam (near Anaheim, California) for testing of the system by processing flood water residue behind the dam. Under the agreement, scientists and engineers from California State University at Fullerton are to coordinate with the Serrano Water District to trace and record the cleaning efficiency for the various contaminants in the water (thought to be iron, manganese and algae) against the flow rate capacity of the Elixir system. The system placed at the dam site was designed by Sionix for research purposes and contains a variety of sampling sites within the system to extract and test water outside the system, as well as a suite of internal water quality measurement instruments to monitor the cleaning process.

         Villa Park Dam is operated by Orange County Flood Control and is designed to check the flow of flood waters from several small watersheds in the northern Santa Ana Mountains. The dam is capable of impounding up to 15,000 acre-feet of water (4.9 billion gallons), although its purpose is to check and safely release the waters during periods of heavy rainfall into Santiago Creek, where it is diverted to groundwater recharge ponds or allowed to discharge to the ocean. Serrano Water District has rights to 3,000 acre-feet of water from the impoundment pool. Until now, impounded waters have been released to flow downstream during storms. However, under the plan, rain and other water will flow down creeks and collect to form a useable pool of water behind the dam. This water slowly degrades during the summer and has been shown to have exceptionally high values of iron and manganese. This water has been prohibitively expensive to treat for drinking water.

         In May of 2007 we placed an Elixir system at the dam and began processing runoff water. We began a thorough evaluation of every component in the system during this testing period. Data is being used to evaluate the baseline water quality to be treated, as part of an ongoing water collection and analysis study of the Elixir water treatment system. Several testing and research programs to evaluate the treatment system will be implemented and will continue throughout the summer and fall of 2007.

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

         In the United States, the Company plans to initially target the established base of small to medium water providers, as well as industrial users (such as the dairy industry, meat and poultry producers, cruise ship operators, food and beverage processors, pharmaceuticals, cooling tower manufacturers and oil and gas producers) and disaster relief agencies with a need for a clean and consistent water supply. Outside the United States, the Company plans to market principally to local water systems and international relief organizations.

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

         DOMESTIC WATER UTILITIES. There are approximately 197,060 public rural water districts in the United States. The great majority of these are considered small to medium-sized public water systems, which support populations of fewer than 10,000 people. We believe that the Elixir system can provide a comprehensive solution for these utilities. It avoids most of the above problems, occupies a small footprint, is self-contained and portable. Equally important, in most cases, it does not require costly and time consuming environmental studies.

         INDUSTRIAL WASTEWATER PURIFICATION. Many industries use water in their manufacturing process which results in contamination. This wastewater must be treated and purified before it can be reused or released into the ocean or streams. Principal markets are: pharmaceutical manufacturers, producers of paper products, the dairy industry, and silicon chip manufacturers. The small footprint, low cost, and predictably efficient output of the Elixir system make it an excellent choice for customers in these markets.

         FOOD AND BEVERAGE INDUSTRY. The production of beer and wine, soft drinks, and food products require water of a specific purity that must be controlled and monitored as part of the production process. The food service industry has an increasing need for consistent global product quality. Food service includes water used for fountain beverages, steam ovens, coffee and tea.

         HEALTHCARE INDUSTRY. Hospitals require clean, uncontaminated water for their normal day-to-day operations. They also produce contaminated water that may require treatment before being reused or released. The Sionix Elixir system will process waste-water to a specific and controlled purity. The systems can be used to filter water going into or coming out of use. In such exacting situations, the customer may be able to reuse contaminated water or ensure decontamination before discharge.

         WASTEWATER UTILITIES (SEWAGE TREATMENT). The Elixir system can treat any degree of contamination. Sewage overflows are a major problem in many communities. The unit can function as a cost-effective emergency alternative to mitigate the problem of overflows.

         THIRD-WORLD MARKETS. In addition to the domestic market, fast spreading urbanization in third-world countries has created a growing demand for public water systems. Most of the fatal waterborne illnesses occur in these countries. Industrial and agricultural contamination of water supplies is epidemic because environmental controls are neither adequate nor well enforced.

         EMERGENCIES AND NATURAL DISASTERS. During natural disasters such as earthquakes, floods, hurricanes, and tornadoes, it is the role of the National Guard and the Federal Emergency Management Agency (FEMA) to assist local authorities with emergency services. Damage to local utilities can disrupt the drinking water supply and cause the failure of wastewater (sewage) treatment plants. The Elixir system can help address both of these problems. The system is completely self-contained, can be easily transported from place to place, is highly efficient, and can be equipped with its own power package.

         DESALINIZATION. Reverse osmosis (RO) is among the most efficient desalinization processes available today. An RO desalinization system requires prefiltration to reduce clogging of the filter membrane by organic matter. Placed in front of an RO filter unit in a desalinization system, the Elixir unit will greatly lengthen the time between costly back-flushes and prolong the life of the RO filters.

         MARKETING METHODS. We plan to market our products through participation in industry groups, selected advertising in specialized publications, trade shows, and direct mail. Sionix initially will utilize in-house marketing in conjunction with outsourced marketing consultants and national and international distributorships.

PATENTS

         We hold eight U.S. patents on technology incorporated into the Elixir system and related components, with an additional two patents pending. Our patents cover an automatic backflushing system using air pressure to activate the valves, the ozone mixing system, and the inline wet-chemistry water quality monitoring system. The extent to which patents provide a commercial advantage, or inhibit the development of competing products, varies. We also rely on common law concepts of confidentiality and trade secrets, as well as economic barriers created by the required investments in tooling and technical personnel and the development of customer relationships, to protect our proprietary products.

COMPETITION

         Our products will compete with other producers of water filtration and purification equipment, such as U.S. Filter and Cuno, Inc., many of which are more established and have significantly greater resources. We will also compete with large architectural/engineering firms that design and build water treatment plants and wastewater facilities. In addition to conventional methods such as chlorination and ozonation, our products may also compete with other new technologies for water filtration. Competitive factors include system effectiveness, operational cost, practicality of application, pilot study requirements and potential adverse environmental effects. In competing in this marketplace, we have to address the conservative nature of public water agencies and fiscal constraints on the installation of new systems and technologies.

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

         The timetable for imposing these regulations was rigid and tended to treat all contaminants as equally dangerous, regardless of relative risk. The cost to water districts for monitoring compliance became a significant burden, especially to small or medium-sized districts. The 1986 law authorized the EPA to cover 75 percent of state administrative costs, but in actuality, only about 35 percent was funded.

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

RESEARCH AND DEVELOPMENT

         We have made significant investments in the development of products for new applications. Only direct costs associated with tooling for new products are capitalized. All other costs, including salaries and wages of employees included in research and development, are expensed as incurred.

RAW MATERIALS

         Materials and components to be used for manufacturing will be carefully selected based on stringent specifications for usage and operating conditions. Every effort will be made to specify parts from multiple sources for independence from manufacturers and distributors.

EMPLOYEES

         Sionix has two full-time employees, neither of whom is covered by any collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

         Our office facility is located in Irvine, California and is leased pursuant to a lease expiring in February 28, 2009. The facility consists of approximately 1,994 square feet of office area. We plan to lease a separate facility for manufacturing and warehouse space. Our management believes the facilities will provide adequate space for our office, product assembly and warehouse activities, and that suitable additional space will be available to accommodate planned expansion.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time we are involved in routine legal proceedings, none of which are material to its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICES

         Our Common Stock is traded on the "pink sheets" under the symbol "SINX". The following table represents the high and low closing prices for our Common Stock for each quarter of the two fiscal years ended September 30, 2006.

         Fiscal 2006                                     High           Low
         -----------                                     ----           ---

         First Quarter                                  $.035          $.012
         Second Quarter                                  .02            .008
         Third Quarter                                   .014           .003
         Fourth Quarter                                  .06            .008

         Fiscal 2005                                     High           Low
         -----------                                     ----           ---

         First Quarter                                  $.09           $.01
         Second Quarter                                  .03            .05
         Third Quarter                                   .055           .025
         Fourth Quarter                                  .035           .015

HOLDERS

         There were approximately 2,870 holders of record of our common stock as of September 30, 2006. Since many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, it is impossible to estimate the total number of beneficial holders represented by these record holders.

DIVIDENDS

         We have never paid any cash dividends on our Common Stock and we have no present intention of paying cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plans. The information in this table is as of September 30, 2006.


                        Number of securities
                           issuable upon
                            exercise of            Weighted average
                            outstanding            exercise price of
                              options,            outstanding options,      Number of securities
PLAN CATEGORY            warrants and rights      warrants, and rights      remaining available
-------------            -------------------      --------------------      -------------------

Equity compensation
   plans approved by
   security holders            $ 0                         N/A                    N/A

Equity compensation
   plans not approved
   by security
   holders                  7,343,032                    $ .15                   233,648
                         -------------------      --------------------      -------------------

Total                       7,343,032                    $ .15                   233,648
                         -------------------      --------------------      -------------------


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         GENERAL. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere in this Annual Report on Form 10-KSB. Except for the historical information contained in this report, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-KSB. Our actual results may differ materially from the results discussed in the forward-looking statements, as a result of certain factors including, but not limited to, those discussed elsewhere in this Annual Report on Form 10-KSB.

         PLAN OF OPERATION. During the next twelve months we plan to raise sufficient capital to complete a test ELIXIR unit for installation at the Villa Park Dam under our arrangement with the Serrano Water District, and commence testing of the unit. We believe that if the unit operates successfully, we will be in a position to aggressively market the ELIXIR product, using the Villa Park Dam unit as a prototype for additional installations. We plan to engage in substantial promotional activities in connection with the installation and operation of the unit, including media exposure and access to other public agencies and potential private customers. If the unit operates successfully, we believe we will receive orders for additional units.

         Depending on the availability of financing, we plan to establish a manufacturing facility in Southern California to commence production of the units. Depending on the size of the planned facility, we believe it may require capital expenditures in the range of $5 million to $20 million. In addition to capital expenditures, this will require hiring of a substantial number of additional employees. We anticipate that all of our capital needs will need to be funded by equity financing.

         RESULTS OF OPERATIONS (YEAR ENDED SEPTEMBER 30, 2006 COMPARED TO YEAR ENDED SEPTEMBER 30, 2005). The Company was relatively inactive during most of the 2006 fiscal year due to lack of resources, although it reactivated operations in the last quarter. Revenues for both the 2005 and 2006 fiscal years were zero, as the Company had not yet commenced the sale of products. General and administrative expenses for the 2006 fiscal year totaled $639,259, an increase of $229,121 over general and administrative expenses for the 2005 fiscal year. Research and development expenses decreased by $1,810, from $1,810 in 2005 to zero in 2006, due to the suspension of research and development activities in 2006 as a result of the lack of funds to finance such activities.

         Interest expense for 2006 of $10,080 represented an increase of $1,956, due largely to interest accruals on unpaid interest. During 2006 the Company incurred an extraordinary loss on settlement of debts of $94,221, with no corresponding loss during 2005. As a result of these items, the loss for the 2006 fiscal was $774,887, an increase of $320,945 over the loss for the 2005 fiscal year.

         LIQUIDITY AND CAPITAL RESOURCES. On September 30, 2006, the Company had cash and cash equivalents of approximately $4,544. The principal source of liquidity has been borrowings from affiliates and the sale of securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities and other financing activities, plus possible cash flow from operations during the 2007 fiscal year, will be sufficient to finance the Company's operations. However, the Company has no commitments for financing, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the fiscal year.

         As of September 30, 2006, the Company had an accumulated deficit of $15,285,978. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

         GOING CONCERN OPINION. We currently have insufficient assets to continue our operations, unless we secure additional financing. As a result of our recent losses, negative cash flows from operations, and accumulated deficits at September 30, 2006, there is doubt about our ability to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS

                               SIONIX CORPORATION
                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm.....................F-2

Balance Sheet...............................................................F-3

Statements of Operations....................................................F-4

Statements of Stockholders' Equity (Deficit)................................F-5

Statements of Cash Flows....................................................F-6

Notes to the Financial Statements...........................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sionix Corporation

We have audited the accompanying balance sheet of Sionix Corporation (a Nevada corporation) as of September 30, 2006 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2006 and 2005 and for the period from October 3, 1994 (inception) to September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sionix Corporation as of September 30, 2006 and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005 and for the period from October 3, 1994 (inception) to September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficit accumulated from inception amounting to $15,285,978 at September 30, 2006 including a net loss of $774,887 incurred in the year ended September 30, 2006. These factors as discussed in Note 11 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Kabani & Company, Inc.
--------------------------
Certified Public Accountants

Los Angeles, California.
January 2, 2007

                                     SIONIX CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEET
                                  AS OF SEPTEMBER 30, 2006


                                           ASSETS
                                           ------

CURRENT ASSETS:
            Cash & cash equivalents                                            $      4,544

PROPERTY AND EQUIPMENT, NET                                                          44,761
                                                                               ------------
                        Total assets                                           $     49,306
                                                                               ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT
                           -------------------------------------

CURRENT LIABILITIES:
            Accounts payable                                                   $    272,610
            Accrued expenses                                                      1,136,771
            Notes payable-related parties                                           129,000
            Note payable-officers                                                    66,660
            Shares to be issued                                                      43,900
            Equity line of credit                                                   327,336
                                                                               ------------
                        Total current liabilities                                 1,976,277
                                                                               ------------

COMMITMENTS & CONTINGENCIES                                                              --

STOCKHOLDERS' DEFICIT
            Common stock, $0.001 par value; 150,000,000 shares authorized;
             102,524,186 shares issued and 102,042,286 shares outstanding           102,042
            Additional paid-in capital                                           13,270,039
            Prepaid consulting fees                                                 (13,075)
            Deficit accumulated during development stage                        (15,285,978)
                                                                               ------------
                        Total stockholders' deficit                              (1,926,972)
                                                                               ------------
                        Total liabilities & stockholders' deficit              $     49,306
                                                                               ============


         The accompanying notes form an integral part of these financial statements



                                              SIONIX CORPORATION
                                        (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS


                                                                                                 CUMULATIVE
                                                                FOR THE YEARS ENDED            FROM INCEPTION
                                                                    SEPTEMBER 30,            (OCTOBER 3, 1994) TO
                                                          -------------------------------       SEPTEMBER 30,
                                                               2006              2005               2006
                                                          -------------      -------------      -------------

REVENUES                                                  $          --      $          --      $          --

OPERATING EXPENSES:
General and administrative                                      639,259            410,138         11,717,148
Research and development                                             --              1,810          1,449,474
Impairment of intangible assets                                      --                 --          1,267,278
Inventory obsolescence                                               --                 --            365,078
Depreciation and amortization                                    31,326             33,931            500,406
                                                          -------------      -------------      -------------
      Total operating expenses                                  670,585            445,878         15,299,384
                                                          -------------      -------------      -------------

LOSS FROM OPERATIONS                                           (670,585)          (445,878)       (15,299,384)

OTHER INCOME (EXPENSES)
Interest income                                                      --                 60             53,657
Interest expense                                                (10,080)            (8,124)          (234,686)
Loss on settlement of debts                                     (94,221)                --           (230,268)
Legal settlement                                                     --                 --            434,603
                                                          -------------      -------------      -------------
   Total other income (expenses)                               (104,302)            (8,064)            23,305

LOSS BEFORE INCOME TAXES                                       (774,887)          (453,942)       (15,276,079)

  Income taxes                                                       --                900              9,900
                                                          -------------      -------------      -------------
NET LOSS                                                  $    (774,887)     $    (454,842)     $ (15,285,978)
                                                          =============      =============      =============


BASIC AND DILUTED LOSS PER SHARE                          $       (0.01)     $       (0.00)
                                                          =============      =============

*BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON
   STOCK OUTSTANDING                                        102,524,186        102,524,186
                                                          =============      =============

*weighted average diluted number of shares are the same as basic weighted average number of shares as the effect is anti-dilutive.


                  The accompanying notes form an integral part of these financial statements



                                                         SIONIX CORPORATION
                                                    (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        FROM INCEPTION (OCTOBER 3, 1994) TO SEPTEMBER 30, 2006


                                                                                                           DEFICIT
                                         COMMON STOCK                     STOCK      STOCK               ACCUMULATED       TOTAL
                                  ------------------------   ADDITIONAL  SUBSCRIP-   TO BE                  DURING     STOCKHOLDERS'
                                    NUMBER OF                 PAID-IN      TION     CANCEL- UNAMORTIZED  DEVELOPMENT      EQUITY
                                     SHARES        AMOUNT     CAPITAL    RECEIVABLE   LED    CONSULTING     STAGE        (DEFICIT)
                                  ------------   ---------   -----------  --------  -------   --------   ------------   -----------

Balance September 30, 2002          74,540,411   $  74,540   $11,074,334  $     --  $    --   $(86,918)  $(10,765,489)  $   596,467

Shares issued for services           2,467,742       2,468       651,757        --       --         --             --       654,225

Shares issued for capital
  equity line                        8,154,317       8,154       891,846        --       --         --             --       900,000

Amortization of consulting fees             --          --            --        --       --     86,918             --        86,918

Cancellation of shares                 (50,000)        (50)           50        --       --         --             --            --

7,349,204 shares to be cancelled            --          --         7,349        --   (7,349)        --             --            --

Net loss for the year ended
  September 30, 2003                        --          --            --        --       --         --     (1,721,991)   (1,721,991)
                                  ------------   ---------   -----------  --------  -------   --------   ------------   -----------

Balance September 30, 2003          85,112,470      85,112    12,625,336        --   (7,349)        --    (12,487,480)      515,619

Shares issued for capital
  equity line                       19,179,016      19,179       447,706        --       --         --             --       466,885

Shares issued for services           5,100,004       5,100       196,997        --       --    (13,075)            --       189,022

963,336 shares to be issued
  for cash                                  --          --            --        --       --         --             --            --

500,000 shares to be issued
  for debt settlement                       --          --            --        --       --         --             --            --

Cancelled shares                    (7,349,204)     (7,349)           --        --    7,349         --             --            --

Net loss for the year ended
  September 30, 2004                        --          --            --        --       --         --     (1,568,770)   (1,568,770)
                                  ------------   ---------   -----------  --------  -------   --------   ------------   -----------

Balance September 30, 2004         102,042,286     102,042    13,270,039        --       --    (13,075)   (14,056,250)     (697,244)

Net loss for the year ended
  September 30, 2005                        --          --            --        --       --         --       (454,842)  (454,841.90)
                                  ------------   ---------   -----------  --------  -------   --------   ------------   -----------

Balance September 30, 2005         102,042,286     102,042    13,270,039        --       --    (13,075)   (14,511,092)   (1,152,085)

Net loss for the year ended
  September 30, 2006                        --          --            --        --       --         --       (774,887)     (774,887)
                                  ------------   ---------   -----------  --------  -------   --------   ------------   -----------

Balance September 30, 2006         102,042,286   $ 102,042   $13,270,039  $     --  $    --   $(13,075)  $(15,285,978)  $(1,926,972)
                                  ============   =========   ===========  ========  =======   ========   ============   ===========


                             The accompanying notes form an integral part of these financial statements



                                                   SIONIX CORPORATION
                                              (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF CASH FLOWS


                                                                                                        CUMULATIVE
                                                                         FOR THE YEARS ENDED           FROM INCEPTION
                                                                             SEPTEMBER 30,           (OCTOBER 3, 1994) TO
                                                                    ------------------------------      SEPTEMBER 30,
                                                                        2006              2005              2006
                                                                    ------------      ------------      ------------
          CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $   (774,887)     $   (454,842)     $(15,285,978)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization                                             31,326            33,931           587,324
Issuance of common stock for compensation                                     --                --         1,835,957
Issuance of common stock for services & prepaid consulting fees               --                --         2,096,557
Impairment of assets                                                          --                --           514,755
Write-down of obsolete assets                                                 --                --            38,862
Impairment of intangible assets                                               --                --         1,117,601
Loss on settlement of debts                                               94,221                --           130,268
Other                                                                         --                --            40,370
Increase in other current assets                                              --                --          (510,727)
Decrease in other receivable                                                  --                --             3,000
Increase in deposits                                                          --             6,831                (0)
Increase (decrease) in accounts payable                                   50,147            38,545           342,610
Increase in accrued interest                                              10,080             8,124            68,681
Increase (decrease) in accrued expense                                   544,823           305,086         1,068,864
              Total adjustments                                          730,597           392,516         7,334,122
                                                                    ------------      ------------      ------------
    Net cash used in operating activities                                (44,290)          (62,326)       (7,951,856)
                                                                    ------------      ------------      ------------

       CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) of certificate of deposit                                 --                --                --
Purchase of patents                                                           --                --          (154,061)
Purchase of equipment                                                       (950)               --          (381,124)
                                                                    ------------      ------------      ------------
    Net cash used in investing activities                                   (950)               --          (535,185)
                                                                    ------------      ------------      ------------

       CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes to related party                          49,440            62,220           457,433
Proceeds from notes payable under equity line of credit                       --                --           756,000
Payment of notes                                                              --                --          (151,842)
Issuance of common stock for cash                                             --                --         7,376,094
Receipt of cash for stock to be issued                                        --                --            53,900
                                                                    ------------      ------------      ------------
    Net cash provided by financing activities                             49,440            62,220         8,491,585
                                                                    ------------      ------------      ------------

       Net increase (decrease) in cash & cash equivalents                  4,200              (106)            4,544

       CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                          343               450                --
       CASH & CASH EQUIVALENTS, END OF PERIOD                       $      4,544      $        343      $      4,544
                                                                    ============      ============      ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest paid                                                       $         --      $         --
                                                                    ============      ============
Income tax paid                                                     $         --      $         --
                                                                    ============      ============


                       The accompanying notes form an integral part of these financial statements

                                                          F-6

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION AND DESCRIPTION OF BUSINESS

         Sionix Corporation (the "Company") was incorporated in Utah in 1985. The Company was formed to design, develop, and market an automatic water filtration system primarily for small water districts. The Company reincorporated in Nevada in 2003.

         The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is in the development stage and its efforts have been principally devoted to research and development, organizational activities, and raising capital. All losses accumulated since inception have been considered as part of the Company's development stage activities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

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

PROVISION FOR INCOME TAXES

     The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ADVERTISING

         The cost of advertising is expensed as incurred. Total advertising costs were $3,355 and $9,170 for the years ended September 30, 2006 and 2005, respectively.

STOCK BASED COMPENSATION

         SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

         The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Valuation of shares for services is based on the estimated fair market value of the services performed.

BASIC AND DILUTED NET LOSS PER SHARE

         Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments, requires that the company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

RECLASSIFICATIONS

         Certain items in the prior year financial statements have been reclassified to conform to current period's presentation. These reclassifications have no effect on the previously reported income (loss).

REPORTING SEGMENTS

         Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), which superseded Statement of Financial Accounting Standard No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The company adopted this standard in 1998 and the implementation of this standard did not have a material impact on its financial statements. During the years ended September 30, 2006 and 2005, the Company only operated in one segment; therefore segment disclosure has not been presented.

REVENUE RECOGNITION

         The Company's policy is to recognize revenues is in accordance with SEC Staff Accounting Bulletin No. 101, or other specific authoritative literature, as applicable. Accordingly, revenues from products sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered;
(iii) the Company's price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured. The Company's policy is to report its sales levels on a net revenue basis, with net revenues being computed by deducting from gross revenues the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

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

         The Company has not generated any revenue since its inception.

RECENT PRONOUNCEMENTS

         In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The management is currently evaluating the effect of this pronouncement on financial statements.

         In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

         1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
         2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
         3. Permits an entity to choose `Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:
         4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
         5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

         This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

         In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

         In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

         a.       A brief description of the provisions of this Statement
         b.       The date that adoption is required
         c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

         The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

         In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

         The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

3. PROPERTY AND EQUIPMENT

             Equipment and machinery                $  187,805
             Furniture and fixtures                     22,183
                                                    -----------
                                                       209,988
             Less accumulated depreciation            (165,227)
                                                    -----------
                                                    $   44,761
                                                    ===========

         Depreciation expenses for the fiscal years ended September 30, 2006 and 2005 were $31,326 and $33,931, respectively.

4. ACCRUED EXPENSES

          Accrued expenses comprised of the following at September 30, 2006:

                     Payroll taxes                                $   143,572
                          Wages                                       853,115
                          Professional fees                            30,000
                          Interest payable                             51,699
                          Other accruals                               58,385
                                                                  -----------

                   Total                                          $ 1,136,771
                                                                  ===========

5. NOTES PAYABLE - RELATED PARTIES

         The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes are at interest rates up to 13% and are due on demand. As of September 30, 2006, notes payable amounted to $129,000. Accrued interest on the notes amounted to $51,699 at September 30, 2006. Interest expenses on the notes for the year ended September 30, 2006 and 2005 amounted to $10,080 and $8,134 respectively.

6.  NOTES PAYABLE-OFFICERS

         Notes payables to officers are unsecured, interest free and due on demand. Proceeds from these notes payable were used to pay ongoing operating expense. The balances at September 30, 2006 and 2005 were $66,660 and $66,660, respectively.

7. NOTES PAYABLE UNDER EQUITY LINE OF CREDIT

         During the year ended September 30, 2003, the Company received $1,307,500 proceeds from promissory notes issued to Cornell Capital Partners, LP, net of a 4% fee of $56,000 and $36,500 for escrow and other fees. The Company has settled $900,000 by issuing shares of common stock during the year ended September 30, 2003 (note 9). The notes payable outstanding at September

30, 2003, amounted to $500,000. The balance for the note payable outstanding at September 30, 2004 and 2005 were $233,115 and $233,115, respectively. In 2006,
Company entered into a settlement agreement with Cornell Capital Partner to pay the total amount of $327,336; $50,000 payable by November 15, 2006, $25,000 payable per month on the 15th day of each month commencing December 15, 2006, with the balance of $27,336 due and payable on or before October 15, 2007. The Company recorded a loss on settlement on debt of $94,221 for the year ended September 30, 2006.

8. INCOME TAXES

         Through September 30, 2006, the Company incurred net operating losses for tax purposes of approximately $9,835,000. The net operating loss carryforward for federal and state purposes may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carryforward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

         A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax asset at December 31, 2006 are as follows:

                                               2006               2005
                                           -----------        -----------
         Net operating loss                $ 3,344,000        $ 3,318,000
         Less Valuation allowance           (3,344,000)        (3,318,000)
                                           -----------        -----------
                                           $         -        $         -
                                           ===========        ===========

         The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statements of Operations:

                                                          2006         2005
                                                         -----        -----
Tax expense (credit) at statutory rate-federal           (34)%         (34%)

State tax expense net of federal tax                      (6)%          (6%)
Changes in valuation allowance                            40 %          40%
                                                         -----        -----
Tax expense at actual rate                                 -             -
                                                         =====        =====

9. STOCKHOLDERS' EQUITY

      COMMON STOCK

         The Company has 150,000,000 authorized shares, with 0.001 par value per share. As of September 30, 2006, the Company had 102,524,186 shares issued and outstanding.

         The Company did not issue any shares for the fiscal years ended September 30, 2006 and 2005.

      STOCK OPTIONS

2001 Executive Officers Stock Option Plan

         In October of 2000, the Company entered into amendments to the employment agreement with each of the executive officers, eliminating theprovisions of stock bonuses. In lieu of the bonus provision, the Company adopted the 2001 Executive Officers Stock option Plan. The Company reserved 7,576,680 shares for issuance under the plan.

         Options outstanding:

                                                    Weighted
                                                    Average           Number of
                                                 Exercise Price        Options

Outstanding at September 30, 2005                    $0.15            7,343,032

Granted                                                  -                    -
Forfeited                                                -                    -
Exercised                                                -                    -
---------------------------------                --------------      -----------
Outstanding at September 30, 2006                    $0.15            7,343,032


         A summary of the Company's option activity is listed below:

                                                      Weighted-     Weighted-
                                        Weighted-     Average        Average
                                         Average      Exercise       Exercise
              Stock        Stock        Remaining     Price of       Price of
Exercise     Options      Options      Contractual     Options        Options
  Price     Outstanding   Exercisable      Life       Outstanding   Exercisable
--------    -----------   -----------      ----       -----------   -----------
 $ 0.15     7,343,032     7,343,032    3.5 years      $ 0.15         $ 0.15

         The fair value of the options was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions for the years ended September 30, 2006 and 2005: dividend yields of 0%; risk free interest rates of 6%; expected volatility of 100% and expected lives of 4.9 years.

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Because the exercise price of the options granted was greater than the fair value of the common stock at the grant date, no compensation cost has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the year ended September 30, 2006 and 2005 would have been as follows:

                                                     2006               2005
                                                 ------------       ------------

Net loss as reported                             $  (774,887)       $  (454,842)
Net loss, pro forma                              $  (906,442)       $  (598,379)
Basic loss per share as reported                 $     (0.01)       $     (0.00)
Basic loss per share, pro forma                  $     (0.01)       $     (0.01)

10. EARNING (LOSS) PER SHARE

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

11. GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2006, the Company had incurred cumulative losses of $15,282,979, including current loss of $774,887. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its research and development activities, production of its equipment and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan.

12. SUBSEQUENT EVENT

         The Company paid $50,000 against a note payable under an equity line of credit in November 2006(See note 7).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROLS

         We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

         Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within AcuNetx have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

         The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The Company's directors, executive officers and key employees are as follows:

         Name                    Age     Positions
         ----                    ---     ---------

         James J. Houtz          68      Chairman, CEO, President and a Director

         Dr. John H. Foster      60      Vice-Chairman and a Director

         Robert E. McCray        71      Chief Financial Officer, Secretary
                                           and a Director

         Rodney Anderson         80      Director

         David Ross              68      Director

         Dr. W. Richard Laton    42      Director

         Mr. Houtz has been President, Chief Executive Officer and a director of the Company since March 1998.

         Dr. Foster has been a consultant to Sionix since early 2004, and has served as Vice-Chairman of the Board of Directors since 2007. He is a Professor at California State University, Fullerton where he has taught for over 15 years. Prior to teaching he was employed as a senior geologist for the Irvine Consulting Group and Schaefer Dixon Associates, where he supervised the environmental division.

         Mr. McCray has been Chief Financial Officer and a director of the Company since July 1998.

         Mr. Anderson has been President of R.J. Metal Products, Anaheim, California, a high technology research and development machine shop operation focused on commercial and military aircraft and aerospace projects, for more than 20 years. He has served on the Company's Board of Directors since 2001.

         Mr. Ross has consulted with the Company since 2004, and has served on the Board of Directors since 2007. He is a principal of Ross/Katagiri and Associates, a management consulting practice, specializing in early stage technology-driven organizations. He is a board member and former chairman of the Orange County Taxpayers Association, a member of the Water Advisory Committee of Orange County, a former member of the Orange County Sanitation District Bio-solids Advisory Committee and sits on the boards of several Orange County charitable organizations. He is a graduate of the University of Colorado with a
B. S. in Finance and brings over 40 years of widely diversified national and international business experience.

         Dr. Laton has served on the Board of Directors since 2007. He brings over 15 years of water related experience, including consulting, sales and education. Dr. Laton is an Associate Professor of Hydrogeology at California State University, Fullerton. He has served as a director of the National Ground Water Association and has published, presented and taught water- related research throughout the world.

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

ITEM 10. EXECUTIVE COMPENSATION.

        The following table sets forth certain information concerning the compensation of the four most highly compensated officers of the Company for the past three fiscal years:

                                                                              LONG-TERM COMPENSATION
                                                                  ----------------------------------------------
                                         ANNUAL COMPENSATION             AWARDS                   PAYOUTS
                                      --------------------------- -----------------------    -------------------
                                                          OTHER                SECURITIES                 ALL
                                                          ANNUAL  RESTRICTED   UNDERLYING                OTHER
     NAME AND                   FISCAL                    COMPEN-  STOCK        OPTIONS/       LTIP     COMPEN-
PRINCIPAL POSITION              YEAR    SALARY    BONUS   SATION   AWARDS         SARs        PAYOUTS   SATION
------------------               ----   ------    -----   ------   ------         ----        -------   ------


James J. Houtz, President...     2006   $  -0-     -0-      -0-      -0-          -0-           -0-       -0-
                                 2005   $  -0-     -0-      -0-      -0-          -0-           -0-       -0-
                                 2004   $  -0-     -0-      -0-      -0-          -0-           -0-       -0-


Robert McCray, CFO..........     2006   $  -0-     -0-      -0-      -0-          -0-           -0-       -0-
                                 2005   $  -0-     -0-      -0-      -0-          -0-           -0-       -0-
                                 2004   $  -0-     -0-      -0-      -0-          -0-           -0-       -0-

         The following table sets forth certain information as of September 30, 2006 with respect to options held by the Named Executive Officers. The Company has no outstanding stock appreciation rights, either freestanding or in tandem with options. No options were issued during the past fiscal year.

                     SHARES                 NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED
                  ACQUIRED ON    VALUE           OPTIONS AT           IN-THE-MONEY OPTIONS AT
                    EXERCISE    REALIZED     SEPTEMBER 30, 2006        SEPTEMBER 30, 2006 (1)
      NAME            (#)         ($)     EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
      ----            ---         ---     -------------------------   -------------------------

James J. Houtz....    N/A         -0-           6,171,000/-0-                -0-/ -0-
Robert McCray.....    N/A         -0-             583,200/-0-                -0-/ -0-

(1) Assumes that a share of Common Stock was valued at $ .06 per share on September 30, 2006 (the closing price of the Common Stock on that date as reported by the OTC Bulletin Board). Values are reflected as zero as the exercise prices of all options exceeded the market price.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth ownership information as of September 30, 2006 with respect to all officers and directors and promoters, and each shareholder who beneficially owns more than 5% of the outstanding shares:

Name and Address                              No. of Shares          Percentage
----------------                              -------------          ----------

E. David Kailbourne                           7,223,044                 7.0 %

James J. Houtz                                6,268,167 (1)             6.1

Robert E. McCray                                933,200 (1)             0.9

Rodney Anderson                                 300,901                 0.2

Dr. John H. Foster                              150,000                 0.1

David Ross                                      115,000                 0.1

Dr. W. Richard Laton                             50,000                   -

All Directors and Officers as a               7,817,268                 7.6
    Group (6 Persons)

(1) Consists largely of shares issuable upon exercise of currently exercisable options.

         The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

         Inapplicable

ITEM 13.  EXHIBITS

         The following exhibits are filed herewith or incorporated by reference:

 No.     Description
 ---     -----------

3.1      Amended and Restated Articles of Incorporation of the Company (1)

3.2      Amended and Restated Bylaws of the Company (1)

10.1 Lease between the Company and J. C. Brown Enterprises, dated February 19, 2007

10.2 Employment Agreement, dated September 30, 2003, between the Registrant and James J. Houtz

10.3 Employment Agreement, dated October 1, 2005 between the Registrant and Robert E. McCray

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (1) Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on July 15, 2003, and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following is a summary of the fees billed to the Company by Kabani & Company, Inc. for professional services rendered for the fiscal years ended September 30, 2006 and 2005:

Fee Category                        Fiscal 2006 Fees            Fiscal 2005 Fees
--------------                      ----------------           -----------------

Audit Fees                             $   30,000                  $       0

Audit-Related Fees                              0                          0

Tax Fees                                        0                          0

All Other Fees                                  0                          0

Total Fees                             $   30,000                 $        0

         Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Kabani & Company, Inc. in connection with statutory and regulatory filings or engagements.

         Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2006 or 2005.

         Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

         All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

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

                                        Sionix Corporation

Date: June 8, 2007                      By: /s/ James J. Houtz
                                            --------------------------------
                                            James J. Houtz, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                        Date
---------                           -----                        ----

(1) Principal Executive Officer

/s/ James J. Houtz           Chairman, CEO, President
-------------------            and a Director                  June 8, 2007
James J. Houtz

(2) Principal Financial and Accounting Officer

/s/ Robert McCray            Chief Financial Officer,          June 8, 2007
-----------------              Secretary and a Director
Robert McCray

(3) Directors

/s/ John Foster              Vice-Chairman of the Board        June 8, 2007
---------------                of Directors
John Foster

/s/ Rodney Anderson          Director                          June 8, 2007
--------------------
Rodney Anderson

/s/ David Ross               Director                          June 8, 2007
--------------------
David Ross

/s/ W. Richard Laton         Director                          June 8, 2007
---------------------
W. Richard Laton