Form 10QSB
period 2006-12-31
SIONIX CORP
filed 2007-06-13
CIK 764667

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

Commission File Number 2-95626-D

                               Sionix Corporation
                               ------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                         87-0428526
              -------                                        ----------
   State or other jurisdiction                             (IRS Employer
of incorporation or organization)                       Identification No.)

                2082 Michelson Drive, Suite 306, Irvine, CA 92612
                -------------------------------------------------
                    (Address of principal executive offices)

                                  949 752-7980
                                  ------------
                           (Issuer's telephone number)

                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

As of May 15, 2007, there were 105,817,101 shares of Common Stock of the issuer outstanding.

Transitional Small Business Disclosure Format (check one)  Yes [ ] No [X]

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

         We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-QSB contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, acquisitions, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below "Management's Discussion and Analysis and Plan of Operation," as well as those discussed elsewhere in this Report, and the risks discussed in our most recently filed Annual Report on Form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business.

                               Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     SIONIX CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEET
                                  AS OF DECEMBER 31, 2006
                                        (Unaudited)


                                           ASSETS

CURRENT ASSETS:
            Cash & cash equivalents                                            $    371,068

PROPERTY AND EQUIPMENT, NET                                                          36,969
                                                                               ------------
                        Total assets                                           $    408,037
                                                                               ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
            Accounts payable                                                   $    213,035
            Accrued expenses                                                      1,223,855
            Notes payable-related parties                                           129,000
            Note payable-officers                                                    47,860
            Equity line of credit                                                   252,336
                                                                               ------------
                        Total current liabilities                                 1,866,085

            Convertible notes, net                                                  526,342

STOCKHOLDERS' DEFICIT
            Common stock, $0.001 par value ;150,000,000 shares authorized;
              105,817,101 shares issued and 105,335,201 shares outstanding          105,335
            Additional paid-in capital                                           13,397,675
            Shares to be issued                                                      43,900
            Deficit accumulated during development stage                        (15,531,301)
                                                                               ------------
                        Total stockholders' deficit                              (1,984,391)
                                                                               ------------
                        Total liabilities & stockholders' deficit              $    408,037
                                                                               ============


    The accompanying notes form an integral part of these unaudited financial statements





                                              SIONIX CORPORATION
                                        (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS
                                                 (Unaudited)


                                                                                               CUMULATIVE
                                                           FOR THE THREE MONTH               FROM INCEPTION
                                                          PERIODS ENDED DECEMBER         (OCTOBER 3, 1994) TO
                                                        2006                 2005          DECEMBER 31, 2006
                                                  ---------------      ---------------      ---------------

REVENUES                                          $            --      $            --      $            --

OPERATING EXPENSES:
General and administrative                                204,420              104,265           11,947,718
Research and development                                       --                   --            1,449,474
Impairment of intangible assets                                --                   --            1,267,278
Inventory obsolescence                                         --                   --              365,078
Depreciation and amortization                               7,793                7,996              508,198
                                                  ---------------      ---------------      ---------------
      Total operating expenses                            212,212              112,261           15,537,746
                                                  ---------------      ---------------      ---------------
LOSS FROM OPERATIONS                                     (212,212)            (112,261)         (15,537,746)

OTHER INCOME (EXPENSES)
Interest income                                               106                   --               53,762
Interest expense                                          (19,242)              (2,432)            (253,928)
Loss on settlement of debts                                    --                   --             (230,268)
Legal settlement                                               --                   --              434,603
                                                  ---------------      ---------------      ---------------
   Total other income (expenses)                          (19,136)              (2,432)               4,169
                                                  ---------------      ---------------      ---------------
LOSS BEFORE INCOME TAXES                                 (231,348)            (114,694)         (15,520,502)

  Income taxes                                                900                  225               10,800
                                                  ---------------      ---------------      ---------------
NET LOSS                                          $      (232,248)     $      (114,919)     $   (15,531,301)
                                                  ===============      ===============      ===============


BASIC AND DILUTED LOSS PER SHARE                  $         (0.00)     $         (0.00)     $         (0.00)
                                                  ===============      ===============      ===============

*BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
  COMMON STOCK OUTSTANDING                          9,702,244,142          102,524,186
                                                  ===============      ===============

*weighted average diluted number of shares are the same as basic weighted average number of shares as the effect is anti-dilutive.

            The accompanying notes form an integral part of these unaudited financial statements





                                                         SIONIX CORPORATION
                                                    (A Development Stage Company)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        FROM INCEPTION (OCTOBER 3, 1994) TO DECEMBER 31, 2006
                                                             (Unaudited)

                                                                                                            DEFICIT
                            COMMON STOCK                                                                  ACCUMULATED      TOTAL
                       -----------------------   ADDITIONAL     STOCK      STOCK       STOCK   UNAMORTIZED   DURING    STOCKHOLDERS'
                         NUMBER OF                PAID-IN       TO BE   SUBSCRIPTION   TO BE   CONSULTING  DEVELOPMENT    EQUITY
                          SHARES       AMOUNT     CAPITAL      ISSUED    RECEIVABLE  CANCELLED    FEES       STAGE       (DEFICIT)
                       ------------  ---------  ------------  ---------  -----------  -------  ---------  ------------  -----------
Shares issued for cash
  -Oct 1994                  10,000  $      10  $         90  $      --  $        --  $    --  $      --  $         --  $       100

Net loss for period
  Oct 3, 1994 to
  Dec 31, 1994                   --         --            --         --           --       --         --        (1,521)      (1,521)
                       ------------  ---------  ------------  ---------  -----------  -------  ---------  ------------  -----------

Balance
  December 31, 1994          10,000         10            90         --           --       --         --        (1,521)      (1,421)

Shares issued for
  assignment right        1,990,000      1,990        (1,990)        --           --       --         --            --           --

Issuance of shares for
  services                   572,473        572       135,046         --           --       --         --            --      135,618

Issuance of shares for
  debt                    1,038,640      1,038     1,164,915         --           --       --         --            --    1,165,953

Issuance of shares for
  cash                      232,557        233     1,119,027         --           --       --         --            --    1,119,260

Issuance of shares for
  subscription note
  receivable                414,200        414     1,652,658         --   (1,656,800)      --         --            --       (3,728)

Issuance of shares
  for future
  production cost           112,500        113       674,887         --     (675,000)      --         --            --           --

Net loss for the year
  ended
  December 31, 1995              --         --            --         --           --       --         --      (914,279)    (914,279)
                       ------------  ---------  ------------  ---------  -----------  -------  ---------  ------------  -----------

Balance
  December 31, 1995       4,370,370      4,370     4,744,633         --   (2,331,800)      --         --      (915,800)   1,501,403

Issuance of shares
  for reorganization     18,632,612     18,633       (58,033)        --           --       --         --            --      (39,400)

Issuance of shares
  for cash                  572,407        573       571,834         --           --       --         --            --      572,407

Issuance of shares
  for services                24,307         24        24,283         --           --       --         --            --       24,307

Net loss for the nine
  month ended
  September 30, 1996             --         --            --         --           --       --         --      (922,717)    (922,717)
                       ------------  ---------  ------------  ---------  -----------  -------  ---------  ------------  -----------

Balance
  September 30, 1996     23,599,696     23,600     5,282,717         --   (2,331,800)      --         --    (1,838,517)   1,136,000






                                                         SIONIX CORPORATION
                                                    (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                                        FROM INCEPTION (OCTOBER 3, 1994) TO DECEMBER 31, 2006
                                                             (Unaudited)

                                                                                                            DEFICIT
                            COMMON STOCK                                                                  ACCUMULATED      TOTAL
                       -----------------------   ADDITIONAL     STOCK      STOCK       STOCK   UNAMORTIZED   DURING    STOCKHOLDERS'
                         NUMBER OF                PAID-IN       TO BE   SUBSCRIPTION   TO BE   CONSULTING  DEVELOPMENT    EQUITY
                          SHARES       AMOUNT     CAPITAL      ISSUED    RECEIVABLE  CANCELLED    FEES       STAGE       (DEFICIT)
                       ------------  ---------  ------------  ---------  -----------  -------  ---------  ------------  -----------

Share issued for cash       722,733        723       365,857         --           --       --         --            --      366,580

Share issued for
  service                   274,299        274        54,586         --           --       --         --            --       54,860

Cancellation of shares     (542,138)      (542)     (674,458)        --      675,000       --         --            --           --

Net loss for the year
  ended
  September 30, 1997             --         --            --         --           --       --         --      (858,915)    (858,915)
                       ------------  ---------  ------------  ---------  -----------  -------  ---------  ------------  -----------

Balance
  September 30, 1997     24,054,590     24,055     5,028,702         --   (1,656,800)      --         --    (2,697,432)     698,525


Balance
  September 30, 1997     24,054,590     24,055     5,028,702         --   (1,656,800)      --         --    (2,697,432)     698,525

Shares issued for cash     2,810,000      2,810       278,190         --           --       --         --            --      281,000

Shares issued for
  services                   895,455        895        88,651         --           --       --         --            --       89,546

Shares issued for
  compensation            2,200,000      2,200       217,800         --           --       --         --            --      220,000

Cancellation of shares   (2,538,170)    (2,538)   (1,534,262)        --    1,656,800       --         --            --      120,000

Net loss for the year
  ended
  September 30, 1998             --         --            --         --           --       --         --    (1,898,376)  (1,898,376)
                       ------------  ---------  ------------  ---------  -----------  -------  ---------  ------------  -----------

Balance
  September 30, 1998     27,421,875     27,422     4,079,081         --           --       --         --    (4,595,808)    (489,305)

Shares issued for
  compensation            3,847,742      3,847       389,078         --           --       --         --            --      392,925

Shares issued for
  services                   705,746        706       215,329         --           --       --         --            --      216,035

Shares issued for cash     9,383,000      9,383       928,917         --           --       --         --            --      938,300

Net loss for the year
  ended September 30,
  1999-Restated                  --         --            --         --           --       --         --    (1,158,755)  (1,158,755)
                       ------------  ---------  ------------  ---------  -----------  -------  ---------  ------------  -----------

Balance
  September 30, 1999     41,358,363     41,358     5,612,405         --           --       --         --    (5,754,563)    (100,800)






                                                         SIONIX CORPORATION
                                                    (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                                        FROM INCEPTION (OCTOBER 3, 1994) TO DECEMBER 31, 2006
                                                             (Unaudited)

                                                                                                            DEFICIT
                            COMMON STOCK                                                                  ACCUMULATED      TOTAL
                       -----------------------   ADDITIONAL     STOCK      STOCK       STOCK   UNAMORTIZED   DURING    STOCKHOLDERS'
                         NUMBER OF                PAID-IN       TO BE   SUBSCRIPTION   TO BE   CONSULTING  DEVELOPMENT    EQUITY
                          SHARES       AMOUNT     CAPITAL      ISSUED    RECEIVABLE  CANCELLED    FEES       STAGE       (DEFICIT)
                       ------------  ---------  ------------  ---------  -----------  -------  ---------  ------------  -----------

Shares issued for cash    10,303,500     10,304     1,020,046         --           --       --         --            --    1,030,350

Shares issued for
  compensation            1,517,615      1,518     1,218,598         --           --       --         --            --    1,220,116

Shares issued for
  services                   986,844        986       253,301         --           --       --         --            --      254,287

Net loss for the year
  ended
  September 30, 2000             --         --            --         --           --       --         --    (2,414,188)  (2,414,188)
                       ------------  ---------  ------------  ---------  -----------  -------  ---------  ------------  -----------

Balance
  September 30, 2000     54,166,322     54,166     8,104,350         --           --       --         --    (8,168,751)     (10,235)

Shares issued for
  services and prepaid
  expenses                2,517,376      2,517       530,368         --           --       --   (141,318)           --      391,567

Shares issued for cash     6,005,000      6,005       594,495         --           --       --         --       600,500

100,000 share to be
  issued for cash                --         --            --     10,000           --       --         --            --       10,000

639,509 Shares to be
  issued for debt
  settlement in 2001             --         --            --    103,295           --       --         --            --      103,295

Net loss for the year
  ended
  September 30, 2001             --         --            --         --           --       --         --    (1,353,429)  (1,353,429)
                       ------------  ---------  ------------  ---------  -----------  -------  ---------  ------------  -----------

Balance
  September 30, 2001     62,688,698     62,688     9,229,213    113,295           --       --   (141,318)   (9,522,180)    (258,302)

Shares issued for
  services and
  prepaid expenses        1,111,710      1,112       361,603         --           --       --     54,400            --      417,115

Shares issued as
  contribution              100,000        100        11,200         --           --       --         --            --       11,300

Shares issued for
  compensation               18,838         19         2,897         --           --       --         --            --        2,916

Shares issued for cash    16,815,357     16,815     1,560,782    (10,000)          --       --         --            --    1,567,597

Shares issued for
  debt settlement         1,339,509      1,340       208,639   (103,295)          --       --         --            --      106,684

Shares to be issued
  for services related
  to equity raising
  - 967,742 shares               --         --      (300,000)   300,000           --       --         --            --           --

Cancellation of shares   (7,533,701)    (7,534)           --         --           --       --         --            --       (7,534)

Net loss for the year
  ended
  September 30, 2002             --         --            --         --           --       --         --    (1,243,309)  (1,243,309)
                       ------------  ---------  ------------  ---------  -----------  -------  ---------  ------------  -----------
Balance
  September 30, 2002     74,540,411     74,540    11,074,334    300,000           --       --    (86,918)  (10,765,489)     596,467






                                                         SIONIX CORPORATION
                                                    (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                                        FROM INCEPTION (OCTOBER 3, 1994) TO DECEMBER 31, 2006
                                                             (Unaudited)

                                                                                                            DEFICIT
                            COMMON STOCK                                                                  ACCUMULATED      TOTAL
                       -----------------------   ADDITIONAL     STOCK      STOCK       STOCK   UNAMORTIZED   DURING    STOCKHOLDERS'
                         NUMBER OF                PAID-IN       TO BE   SUBSCRIPTION   TO BE   CONSULTING  DEVELOPMENT    EQUITY
                          SHARES       AMOUNT     CAPITAL      ISSUED    RECEIVABLE  CANCELLED    FEES       STAGE       (DEFICIT)
                       ------------  ---------  ------------  ---------  -----------  -------  ---------  ------------  -----------

Shares issued for
  services                2,467,742      2,468       651,757   (300,000)          --       --         --            --      354,225

Shares issued for
  capital equity line     8,154,317      8,154       891,846         --           --       --         --            --      900,000

Amortization of
  consulting fees                --         --            --         --           --       --     86,918            --       86,918

Cancellation of shares      (50,000)       (50)           50         --           --       --         --            --           --

7,349,204 shares to be
  cancelled                      --         --         7,349         --           --   (7,349)        --            --           --

Net loss for the year
  ended
  September 30, 2003             --         --            --         --           --       --         --    (1,721,991)  (1,721,991)
                       ------------  ---------  ------------  ---------  -----------  -------  ---------  ------------  -----------

Balance
  September 30, 2003     85,112,470     85,112    12,625,336         --           --   (7,349)        --   (12,487,480)     215,619

Shares issued for
  capital equity line    19,179,016     19,179       447,706         --           --       --         --            --      466,885

Shares issued for
  services                5,100,004      5,100       196,997         --           --       --    (13,075)           --      189,022

963,336 shares to be
  issued for cash                --         --            --     28,900           --       --         --            --       28,900

500,000 shares to be
  issued for debt
  settlement                     --         --            --     15,000           --       --         --            --       15,000

Cancelled shares         (7,349,204)    (7,349)           --         --           --    7,349         --            --           --

Net loss for the year
  ended
  September 30, 2004             --         --            --         --           --       --         --    (1,568,770)  (1,568,770)
                       ------------  ---------  ------------  ---------  -----------  -------  ---------  ------------  -----------

Balance
  September 30, 2004    102,042,286    102,042    13,270,039     43,900           --       --    (13,075)  (14,056,250)    (653,344)






                                                         SIONIX CORPORATION
                                                    (A Development Stage Company)
                                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                                        FROM INCEPTION (OCTOBER 3, 1994) TO DECEMBER 31, 2006
                                                             (Unaudited)

                                                                                                            DEFICIT
                            COMMON STOCK                                                                  ACCUMULATED      TOTAL
                       -----------------------   ADDITIONAL     STOCK      STOCK       STOCK   UNAMORTIZED   DURING    STOCKHOLDERS'
                         NUMBER OF                PAID-IN       TO BE   SUBSCRIPTION   TO BE   CONSULTING  DEVELOPMENT    EQUITY
                          SHARES       AMOUNT     CAPITAL      ISSUED    RECEIVABLE  CANCELLED    FEES       STAGE       (DEFICIT)
                       ------------  ---------  ------------  ---------  -----------  -------  ---------  ------------  -----------

Amortization of
  consulting fees                 --         --            --         --           --       --     13,075            --       13,075

Net loss for the year
  ended
  September 30, 2005             --         --            --         --           --       --         --      (467,917)    (467,917)
                       ------------  ---------  ------------  ---------  -----------  -------  ---------  ------------  -----------

Balance
  September 30, 2005    102,042,286    102,042    13,270,039     43,900           --       --         --   (14,524,167)  (1,108,186)

Net loss for the year
  ended
  September 30, 2006             --         --            --         --           --       --         --      (774,887)    (774,887)
                       ------------  ---------  ------------  ---------  -----------  -------  ---------  ------------  -----------

Balance
  September 30, 2006    102,042,286    102,042    13,270,039     43,900           --       --         --   (15,299,053)  (1,883,073)

Issuance of shares for
  services                3,292,915      3,293        29,636         --           --       --         --            --       32,929

Beneficial conversion
  feature                        --         --        98,000         --           --       --         --            --       98,000

Net loss for the period
  ended
  December 31, 2006              --         --            --         --           --       --         --      (232,248)    (232,248)
                       ------------  ---------  ------------  ---------  -----------  -------  ---------  ------------  -----------

Balance
  December 31, 2006     105,335,201  $ 105,335  $ 13,397,675  $  43,900  $        --  $    --  $      --  $(15,531,301) $(1,984,391)
                       ============  =========  ============  =========  ===========  =======  =========  ============  ===========


                        The accompanying notes form an integral part of these unaudited financial statements





                                               SIONIX CORPORATION
                                          (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                                                 CUMULATIVE
                                                             FOR THE THREE MONTH PERIODS       FROM INCEPTION
                                                                  ENDED DECEMBER 31,        (OCTOBER 3, 1994) TO
                                                                2006              2005        DECEMBER 31, 2006
                                                            ------------      ------------      ------------
          CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                    $   (232,248)     $   (114,919)     $(15,531,301)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization                                   7,793             7,955           595,116
   Amortization of consulting fees                                    --                --            13,075
   Amortization of debt discount on convertible notes              1,842                --             1,842
   Issuance of common stock for compensation                          --                --         1,835,957
   Issuance of common stock for services                          32,929                --         2,129,486
   Impairment of assets                                               --                --           514,755
   Write-down of obsolete assets                                      --                --            38,862
   Impairment of intangible assets                                    --                --         1,117,601
   Loss on settlement of debts                                        --                --           130,268
   Other                                                              --                --            40,370
   Increase in other current assets                                   --                --          (510,727)
   Decrease in other receivable                                       --                --             3,000
   Increase in deposits                                               --                --                --
   Increase (decrease) in accounts payable                       (59,576)            8,479           283,035
   Increase in accrued interest                                   17,400             2,432            86,081
   Increase (decrease) in accrued expense                         69,684            92,683         1,137,599
                                                            ------------      ------------      ------------
                 Total adjustments                                70,072           111,550         7,416,319
                                                            ------------      ------------      ------------
       Net cash used in operating activities                    (162,176)           (3,369)       (8,114,982)
                                                            ------------      ------------      ------------

     CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of patents                                                --                --          (154,061)
   Purchase of equipment                                              --                --          (380,174)
                                                            ------------      ------------      ------------
       Net cash used in investing activities                          --                --          (534,235)
                                                            ------------      ------------      ------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes                               622,500             8,360         1,079,933
   Proceeds from (payment for)  notes payable
     under equity line of credit                                 (75,000)               --           681,000
   Payment on notes payable to officers                          (18,800)           (5,000)         (170,642)
   Issuance of common stock for cash                                  --                --         7,376,094
   Receipt of cash for stock to be issued                             --                --            53,900
                                                            ------------      ------------      ------------
       Net cash provided by financing activities                 528,700             3,360         9,020,285
                                                            ------------      ------------      ------------

     Net increase (decrease) in cash & cash equivalents          366,524                (9)          371,068

     CASH & CASH EQUIVALENTS, BEGINNING                            4,544               343                --
                                                            ------------      ------------      ------------
     CASH & CASH EQUIVALENTS, ENDING                        $    371,068      $        334      $    371,068
                                                            ============      ============      ============

   Supplemental disclosure:

   Interest paid                                            $         --      $         --
                                                            ============      ============
   Income tax paid                                          $         --      $         --
                                                            ============      ============


              The accompanying notes form an integral part of these unaudited financial statements

                                                       8

                               SIONIX CORPORATION
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Sionix Corporation (the "Company") was incorporated in Utah in 1985. The Company was formed to design, develop, and market automatic water filtration system primarily for small water districts.

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

The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is in the development stage and its efforts have been principally devoted to research and development, organizational activities, and raising capital. All losses accumulated since inception has been considered as part of the Company's development stage activities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The audited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these consolidated financial statements reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the three months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year ending September 30, 2007.

REVENUE RECOGNITION

The Company's policy to recognize revenues is in accordance with SEC Staff Accounting Bulletin No. 101, or other specific authoritative literature, as applicable. Accordingly, revenues from products sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered ;(iii) the Company's price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured. The Company's policy is to report its sales levels on a net revenue basis, with net revenues being computed by deducting from gross revenues the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

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

The Company has not earned any revenue since its inception to the date of this report.

STOCK-BASED COMPENSATION

Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123-R, "Share-Based Payment" ("SFAS 123-R"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123-R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS 123-R. The Company has applied SAB 107 in its adoption of SFAS 123-R.

NET LOSS PER SHARE

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

ADVERTISING

The cost of advertising is expensed as incurred. Total advertising costs were $1,410 and $3,310 for the three month periods ended December 31, 2006 and 2005, respectively.

RECLASSIFICATION

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform to report classifications of the current period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, of the adoption of this statement will have on the financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

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

Note 3.   PROPERTY AND EQUIPMENT

             Equipment and machinery                $  187,805
             Furniture and fixtures                     22,183
                                                    -----------
                                                       209,988
             Less accumulated depreciation            (173,019)
                                                    -----------
                                                    $   39,969
                                                    ===========

Depreciation expenses for the quarter ended December 31, 2006 and 2005 were $7,793 and $7,955, respectively.

Note 4.  ACCRUED EXPENSES

    Accrued expenses comprised of the following at December 31, 2006:

                     Payroll taxes                             $   144,472
                     Accrued Wages                                 944,954
                     Interest payable                               69,098
                     Other accruals                                 65,331
                                                               ------------

                   Total                                       $ 1,223,855
                                                               ============

Note 5.   NOTES PAYABLE

RELATED PARTIES

The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes are at interest rates up to 13% and are due on demand. As of December 31, 2006 and 2005, notes payable amounted to $129,000 and $97,000, respectively.

Accrued interest on the notes amounted to $54,938 and $44,051 as of December 31, 2006 and 2005, respectively

OFFICERS

Notes payables to officers are unsecured, interest free and due on demand. Proceeds from these notes payable were used to pay ongoing operating expense. The balances at December 31, 2006 and 2005 were $47,860 and $52,580, respectively.

Note 6.   NOTES PAYABLE UNDER EQUITY LINE OF CREDIT

During the year ended September 30, 2003, the Company received $1,307,500 proceeds from promissory notes to Cornell Capital Partners, LP, net of 4% fee of $56,000 and $36,500 for escrow and other fees. The Company has settled $900,000 by issuing shares of common stock during the year ended September 30, 2003 (note
7). The notes payable outstanding at September 30, 2003, amounted to $500,000. The balance for the note payable outstanding at September 30, 2004 and 2005 were $ 233,115 and $ 233,115, respectively. In 2006, Company has entered into a settlement agreement with Cornell Capital Partner to pay the total amount of $327,336; $50,000 shall be paid on or before November 15, 2006, $25,000 payable per month on the 15th day of each month commencing December 15, 2006, with the balance of $27,336 due and payable on or before October 15, 2007. The Company recorded loss on settlement on debt of $94,221 for the year ended September 30, 2006.

The balances payable were $252,336 and $233,115 as of December 31, 2006 and 2005, respectively.

Note 7. CONVERTIBLE NOTES

During the three month period ended December 31, 2006, the Company entered into various debentures (Bridge Note) agreements with several investors. As per the terms of the agreement the note bears a simple interest rate of 10% per annum. The note will automatically mature and the entire outstanding principal amount, together with all unpaid and accrued interest, shall become due and payable after the earlier of (i) the eighteen (18) month anniversary of the date of issuance (ii) an event of default or (iii) the closing of any equity related financing by the Company in which the gross proceeds to the Company are at least $2,500,000, unless, prior to such time, this note shall have been converted into shares of the Company's common stock.

The note is convertible into shares of common stock of the Company at $0.05 per share or shares of any equity security issued by the Company at a conversion price equal to the price at which such security is sold to any other party.

The conversion price is adjustable as per the terms of the agreement for the subsequent issuances of equity security at a price different than the conversion price.

The conversion price is also adjustable if the registration statement is not declared effective within 180 days after the closing but in no case the conversion price to be reduced below $0.04 per share.

As of December 31, 2006, the Company recorded beneficial conversion feature expense of $1,842 and the unamortized beneficial conversion feature amount of $96,158 showing as net of the note payable amount of $622,500. The Company recorded an interest expense of $10,218 on the notes.

Note 8.  STOCKHOLDERS' EQUITY

COMMON STOCK

The Company has 150,000,000 authorized shares with 0.001 par value. As of December 31, 2006, the Company had 105,817,101 shares issued and 105,335,201 shares outstanding.

During the quarter ended December 31, 2006, the company issued 3,292,915 shares valued at $0.01 per shares for consulting service.

STOCK OPTIONS

2001 Executive Officers Stock Option Plan

On October of 2000, the company entered into amendments to the employment agreement with each of the executive officers eliminating the provisions of stock bonuses. In lieu of the bonus provision, the Company adopted the 2001 Executive Officers Stock option Plan. The Company reserved 7,576,680 shares for issuance under the plan.

         Options outstanding:

                                          Weighted
                                          Average
                                       Exercise Price          Number of Options

Outstanding at September 30, 2006          $0.15                    7,343,032

Granted                                       -                             -
Forfeited                                     -                             -
Exercised                                     -                             -
------------------------------------------------------------------------------
Outstanding at December 31, 2006          $0.15                     7,343,032


         A summary of the Company's option activity is listed below:

                                                      Weighted-     Weighted-
                                        Weighted-     Average        Average
                                         Average      Exercise       Exercise
              Stock        Stock        Remaining     Price of       Price of
Exercise     Options      Options      Contractual     Options        Options
 Price     Outstanding   Exercisable      Life      Outstanding   Exercisable
--------   -----------   -----------      ----      -----------   -----------
 $ 0.15     7,343,032     7,343,032    3.25 years      $ 0.15         $ 0.15

         The fair value of the options was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions: Dividend yields of 0%; risk free interest rates of 6%; expected volatility of 100% and expected lives of 4.9 years.

All options were vested prior to September 30, 2006. No options are vested during the three month period ended December 31, 2006.


Note 9. GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2006, the Company had incurred cumulative losses of $15,531,301, including current loss of $232,248. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its research and development activities, production of its equipment and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         GENERAL. The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto, included elsewhere in this Quarterly Report on Form 10-QSB. Except for the historical information contained in this report, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in our most recent Annual Report on Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Our actual results may differ materially from the results discussed in the forward-looking statements, as a result of certain factors including, but not limited to, those discussed elsewhere herein and in our most recent Annual Report on Form 10-KSB.

         PLAN OF OPERATION. During the next twelve months we plan to raise the remaining capital to complete a test ELIXIR unit for installation at the Villa Park Dam under our arrangement with the Serrano Water District, and commence testing of the unit. We believe that if the unit operates successfully, we will be in a position to aggressively market the ELIXIR product, using the Villa Park Dam unit as a prototype for additional installations. We plan to engage in substantial promotional activities in connection with the installation and operation of the unit, including media exposure and access to other public agencies and potential private customers. If the unit operates successfully, we believe we will receive orders for additional units.

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

         RESULTS OF OPERATIONS (THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005). The Company was relatively inactive during the quarter ended December 31, 2005 due to lack of resources. In the last quarter of fiscal 2006 and the three months ended December 31, 2006, the Company raised funds through the sale of Convertible Debentures, and was able to resume activities. Revenues for both periods were zero, as the Company had not yet commenced the sale of products. General and administrative expenses for the 2006 period totaled $204,420, an increase of $100,155 over the corresponding period in 2005, due to the resumption of development activity, the leasing of premises, and capital-raising activities. Interest expense increased to $19,136 from $2,432 in the 2005 quarter, representing interest on the Convertible Debentures issued in the quarter.

         As a result of these items, the loss for the three months ended December 31, 2006 was $232,248, an increase of $117,328 over the loss for the corresponding period in the 2006 fiscal year.

         LIQUIDITY AND CAPITAL RESOURCES. On December 31, 2007, the Company had cash and cash equivalents of $371,068. The sole source of liquidity has been borrowings from affiliates and the sale of securities. During the period the Company raised approximately $622,500 from the sale of Convertible Debentures. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities and other financing activities, plus possible cash flow from operations during the 2007 fiscal year, will be sufficient to finance the Company's operations. However, the Company has no commitments for financing, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the fiscal year.

         As of December 31, 2006, the Company had an accumulated deficit of $15,531,301. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

         GOING CONCERN OPINION. We currently have insufficient assets to continue our operations, unless we secure additional financing. As a result of our ongoing losses, lack of revenues from operations, and accumulated deficits at December 31, 2006, there is doubt about our ability to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES.

         At the end of the period covered by this Form 10-QSB, the Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer determined that such controls and procedures are effective to ensure that information relating to the Company required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         There have been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended December 31, 2006, the Company issued Secured Convertible Promissory Notes in the aggregate amount of $622,500 to nineteen investors. The Secured Convertible Promissory Notes are convertible at the rate of $.05 per share, bear interest at the rate of 10% per annum and become due and payable eighteen months after issuance (or earlier, if the Company consummates an equity financing with proceeds of $2.5 million or more.) Under an Investors Rights Agreement entered into with the noteholders, the Company is required to file a Registration Statement covering the shares of Common Stock issuable upon conversion, and to cause the Registration Statement to be declared effective within 180 days after the date of issuance of the Secured Convertible Promissory Notes. If the Registration Statement is not declared effective within this time frame, the conversion price is automatically reduced by $.0025 each thirty days until the Registration Statement is declared effective, but the conversion price cannot be reduced below $.04 per share. As of the date of this Report, the Company has not filed the Registration Statement contemplated by the Investors' Rights Agreement.

         The Company believes such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4
(2) thereof and Regulation D thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

         10.1 Form of Secured Convertible Promissory Note

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

                                  SIONIX CORPORATION
Date:  June 12, 2007

                             By:  /s/ James J. Houtz
                                  ---------------------------------------
                                  James J. Houtz, President

                              By: /s/ Robert McCray
                                  ---------------------------------------
                                  Robert McCray, Chief Financial Officer