Form 10QSB
period 2007-03-31
SIONIX CORP
filed 2007-06-13
CIK 764667

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 15, 2007, there were 105,817,101 shares of Common Stock of the issuer outstanding.

Transitional Small Business Disclosure Format (check one) ( ) Yes; (X) No

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


                                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                              SIONIX CORPORATION
                                         (A DEVELOPMENT STAGE COMPANY)
                                                 BALANCE SHEET
                                             AS OF MARCH 31, 2007
                                                  (Unaudited)

ASSETS

           CURRENT ASSETS:
                       Cash & cash equivalents                                             $    216,431

           PROPERTY AND EQUIPMENT, NET                                                           41,946

           DEPOSIT                                                                               10,350
                                                                                           ------------
                                   Total assets                                            $    268,726
                                                                                           ============

   LIABILITIES AND STOCKHOLDERS' DEFICIT

           CURRENT LIABILITIES:
                       Accounts payable                                                    $    222,244
                       Accrued expenses                                                       1,348,480
                       Notes payable-related parties                                            129,000
                       Note payable-officers                                                     37,860
                       Equity line of credit                                                    177,336
                                                                                           ------------
                                   Total current liabilities                                  1,914,920

                       Convertible notes, net                                                   552,338

           STOCKHOLDERS' DEFICIT
                       Common stock, $0.001 par value;150,000,000 shares authorized;
                        105,817,101 shares issued and 105,335,201 shares outstanding            105,335
                       Additional paid-in capital                                            13,525,175
                       Shares to be issued                                                       43,900
                       Deficit accumulated during development stage                         (15,872,942)
                                                                                           ------------
                                   Total stockholders' deficit                               (2,198,531)
                                                                                           ------------
                                   Total liabilities & stockholders' deficit               $    268,726
                                                                                           ============

            The accompanying notes form an integral part of these unaudited financial statements



                                                        SIONIX CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENTS OF OPERATIONS
                                                            (Unaudited)

                                                                                                                   CUMULATIVE
                                        FOR THE THREE MONTH PERIODS ENDED   FOR THE SIX MONTH PERIODS ENDED      FROM INCEPTION
                                                      MARCH 31,                         MARCH 31,             (OCTOBER 3, 1994) TO
                                              2007             2006               2007             2006          MARCH 31, 2007
                                              ----             ----               ----             ----          --------------

REVENUES                                 $          --     $          --     $          --     $          --     $          --

OPERATING EXPENSES:
General and administrative                     282,804           104,490           487,224           205,011        12,230,522
Research and development                            --                --                --                --         1,449,474
Impairment of intangible assets                     --                --                --                --         1,267,278
Inventory obsolescence                              --                --                --                --           365,078
Depreciation and amortization                    7,995             7,996            15,788            15,741           516,194
                                         -------------     -------------     -------------     -------------     -------------
      Total operating expenses                 290,799           112,486           503,012           220,753        15,828,546
                                         -------------     -------------     -------------     -------------     -------------
LOSS FROM OPERATIONS                          (290,799)         (112,486)         (503,012)         (220,753)      (15,828,546)

OTHER INCOME (EXPENSES)
Interest income                                    505                --               611                --            54,268
Interest expense                               (51,346)           (2,432)          (70,588)           (4,812)         (305,275)
Loss on settlement of debts                         --                --                --           (94,221)         (230,268)
Legal settlement                                    --                --                --                --           434,603
                                         -------------     -------------     -------------     -------------     -------------
   Total other income (expenses)               (50,841)           (2,432)          (69,977)          (99,033)          (46,672)
                                         -------------     -------------     -------------     -------------     -------------
LOSS BEFORE INCOME TAXES                      (341,641)         (114,919)         (572,989)         (319,786)      (15,862,143)
  Income taxes                                      --                --               900                --            10,800
                                         -------------     -------------     -------------     -------------     -------------
NET LOSS                                 $    (341,641)    $    (114,919)    $    (573,889)    $    (319,786)    $ (15,872,942)
                                         =============     =============     =============     =============     =============


BASIC AND DILUTED LOSS PER SHARE         $       (0.00)    $       (0.00)    $       (0.01)    $       (0.00)
                                         =============     =============     =============     =============

*BASIC AND DILUTED WEIGHTED AVERAGE
   NUMBER OF COMMON STOCK OUTSTANDING      105,459,175       102,524,186       105,459,175       102,524,186
                                         =============     =============     =============     =============

*weighted average diluted number of shares are the same as basic weighted average number of shares as the effect is anti-dilutive.

                      The accompanying notes form an integral part of these unaudited financial statements



                                                        SIONIX CORPORATION
                                                   (A Development Stage Company)
                                           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                         FROM INCEPTION (OCTOBER 3,1994) TO MARCH 31,2007
                                                            (Unaudited)


                                                                                                           DEFICIT
                          COMMON STOCK                                                                   ACCUMULATED       TOTAL
                     ---------------------    ADDITIONAL    STOCK        STOCK       STOCK    UNAMORTIZED  DURING      STOCKHOLDERS'
                      NUMBER OF                PAID-IN      TO BE     SUBSCRIPTION   TO BE    CONSULTING DEVELOPMENT     EQUITY
                        SHARES      AMOUNT     CAPITAL      ISSUED     RECEIVABLE   CANCELLED   FEES       STAGE        (DEFICIT)
                     ------------  --------  ------------  ---------  ------------  --------  ---------  ------------  ------------

Shares issued for
cash- Oct 1994             10,000  $     10  $         90  $      --  $         --  $     --  $      --  $         --  $        100

Net loss for period
Oct 3, 1994 to
Dec 31, 1994                   --        --            --         --            --        --         --        (1,521)       (1,521)
                     ------------  --------  ------------  ---------  ------------  --------  ---------  ------------  ------------

Balance
December 31, 1994          10,000        10            90         --            --        --         --        (1,521)       (1,421)

Shares issued for
assignment right        1,990,000     1,990        (1,990)        --            --        --         --            --            --

Issuance of shares
for services               572,473       572       135,046         --            --        --         --            --       135,618

Issuance of shares
for debt                1,038,640     1,038     1,164,915         --            --        --         --            --     1,165,953

Issuance of shares
for cash                  232,557       233     1,119,027         --            --        --         --            --     1,119,260

Issuance of shares
for subscription
note receivable           414,200       414     1,652,658         --    (1,656,800)       --         --            --        (3,728)

Issuance of shares
for future
production cost           112,500       113       674,887         --      (675,000)       --         --            --            --

Net loss for the
year ended
December 31, 1995              --        --            --         --            --        --         --      (914,279)     (914,279)
                     ------------  --------  ------------  ---------  ------------  --------  ---------  ------------  ------------

Balance
December 31, 1995       4,370,370     4,370     4,744,633         --    (2,331,800)       --         --      (915,800)    1,501,403

Issuance of shares
for reorganization     18,632,612    18,633       (58,033)        --            --        --         --            --       (39,400)

Issuance of shares
for cash                  572,407       573       571,834         --            --        --         --            --       572,407

Issuance of shares
for services                24,307        24        24,283         --            --        --         --            --        24,307

Net loss for the
nine month ended
September 30, 1996             --        --            --         --            --        --         --      (922,717)     (922,717)
                     ------------  --------  ------------  ---------  ------------  --------  ---------  ------------  ------------

Balance
September 30, 1996     23,599,696    23,600     5,282,717         --    (2,331,800)       --         --    (1,838,517)    1,136,000

Shares issued for
cash                      722,733       723       365,857         --            --        --         --            --       366,580

Shares issued for
service                   274,299       274        54,586         --            --        --         --            --        54,860

Cancellation of
shares                   (542,138)     (542)     (674,458)        --       675,000        --         --            --            --

Net loss for the
year ended
September 30, 1997             --        --            --         --            --        --         --      (858,915)     (858,915)
                     ------------  --------  ------------  ---------  ------------  --------  ---------  ------------  ------------



                                                                                                           DEFICIT
                          COMMON STOCK                                                                   ACCUMULATED       TOTAL
                     ---------------------    ADDITIONAL    STOCK        STOCK       STOCK    UNAMORTIZED  DURING      STOCKHOLDERS'
                      NUMBER OF                PAID-IN      TO BE     SUBSCRIPTION   TO BE    CONSULTING DEVELOPMENT     EQUITY
                        SHARES      AMOUNT     CAPITAL      ISSUED     RECEIVABLE   CANCELLED   FEES       STAGE        (DEFICIT)
                     ------------  --------  ------------  ---------  ------------  --------  ---------  ------------  ------------

Balance
September 30, 1997     24,054,590    24,055     5,028,702         --    (1,656,800)       --         --    (2,697,432)      698,525

Balance
September 30, 1997     24,054,590    24,055     5,028,702         --    (1,656,800)       --         --    (2,697,432)      698,525

Share issued for
cash                    2,810,000     2,810       278,190         --            --        --         --            --       281,000

Share issued for
service                   895,455       895        88,651         --            --        --         --            --        89,546

Shares issued for
compensation            2,200,000     2,200       217,800         --            --        --         --            --       220,000

Cancellation of
shares                 (2,538,170)   (2,538)   (1,534,262)        --     1,656,800        --         --            --       120,000

Net loss for the
year ended
September 30, 1998             --        --            --         --            --        --         --    (1,898,376)   (1,898,376)
                     ------------  --------  ------------  ---------  ------------  --------  ---------  ------------  ------------

Balance
September 30, 1998     27,421,875    27,422     4,079,081         --            --        --         --    (4,595,808)     (489,305)

Shares issued for
compensation            3,847,742     3,847       389,078         --            --        --         --            --       392,925

Shares issued for
service                   705,746       706       215,329         --            --        --         --            --       216,035

Shares issued for
cash                    9,383,000     9,383       928,917         --            --        --         --            --       938,300

Net loss for the
year ended
September 30,
1999-Restated                  --        --            --         --            --        --         --    (1,158,755)   (1,158,755)
                     ------------  --------  ------------  ---------  ------------  --------  ---------  ------------  ------------

Balance
September 30, 1999     41,358,363    41,358     5,612,405         --            --        --         --    (5,754,563)     (100,800)

Shares issued for
cash                   10,303,500    10,304     1,020,046         --            --        --         --            --     1,030,350

Shares issued for
compensation            1,517,615     1,518     1,218,598         --            --        --         --            --     1,220,116

Shares issued for
services                   986,844       986       253,301         --            --        --         --            --       254,287

Net loss for the
year ended
September 30, 2000             --        --            --         --            --        --         --    (2,414,188)   (2,414,188)
                     ------------  --------  ------------  ---------  ------------  --------  ---------  ------------  ------------

Balance
September 30, 2000     54,166,322    54,166     8,104,350         --            --        --         --    (8,168,751)      (10,235)

Shares issued for
services and prepaid
expenses                2,517,376     2,517       530,368         --            --        --   (141,318)           --       391,567

Share issued for
cash                    6,005,000     6,005       594,495         --            --        --         --       600,500

100,000 share to
be issued for cash             --        --            --     10,000            --        --         --            --        10,000

639,509 Shares to
be issued for debt
settlement in 2001             --        --            --    103,295            --        --         --            --       103,295

Net loss for the
year ended
September 30, 2001             --        --            --         --            --        --         --    (1,353,429)   (1,353,429)
                     ------------  --------  ------------  ---------  ------------  --------  ---------  ------------  ------------



                                                                                                           DEFICIT
                          COMMON STOCK                                                                   ACCUMULATED       TOTAL
                     ---------------------    ADDITIONAL    STOCK        STOCK       STOCK    UNAMORTIZED  DURING      STOCKHOLDERS'
                      NUMBER OF                PAID-IN      TO BE     SUBSCRIPTION   TO BE    CONSULTING DEVELOPMENT     EQUITY
                        SHARES      AMOUNT     CAPITAL      ISSUED     RECEIVABLE   CANCELLED   FEES       STAGE        (DEFICIT)
                     ------------  --------  ------------  ---------  ------------  --------  ---------  ------------  ------------

Balance
September 30, 2001     62,688,698    62,688     9,229,213    113,295            --        --   (141,318)   (9,522,180)     (258,302)


Balance
September 30, 2001     62,688,698    62,688     9,229,213    113,295            --        --   (141,318)   (9,522,180)     (258,302)

Shares issued for
services and
prepaid expenses        1,111,710     1,112       361,603         --            --        --     54,400            --       417,115

Shares issued as
contribution              100,000       100        11,200         --            --        --         --            --        11,300

Shares issued for
compensation               18,838        19         2,897         --            --        --         --            --         2,916

Shares issued for
cash                   16,815,357    16,815     1,560,782    (10,000)           --        --         --            --     1,567,597

Shares issued for
debt settlement         1,339,509     1,340       208,639   (103,295)           --        --         --            --       106,684

Shares to be
issued for
services related
to equity raising
- 967,742 shares               --        --      (300,000)   300,000            --        --         --            --            --

Cancellation of
shares                 (7,533,701)   (7,534)           --         --            --        --         --            --        (7,534)

Net loss for the
year ended
September 30, 2002             --        --            --         --            --        --         --    (1,243,309)   (1,243,309)
                     ------------  --------  ------------  ---------  ------------  --------  ---------  ------------  ------------

Balance
September 30, 2002     74,540,411    74,540    11,074,334    300,000            --        --    (86,918)  (10,765,489)      596,467

Shares issued for
services                2,467,742     2,468       651,757   (300,000)           --        --         --            --       354,225

Shares issued for
capital equity line     8,154,317     8,154       891,846         --            --        --         --            --       900,000

Amortization of
consulting fees                --        --            --         --            --        --     86,918            --        86,918

Cancellation of
shares                    (50,000)      (50)           50         --            --        --         --            --            --

7,349,204 shares
to be cancelled                --        --         7,349         --            --    (7,349)        --            --            --

Net loss for the
year ended
September 30, 2003             --        --            --         --            --        --         --    (1,721,991)   (1,721,991)
                     ------------  --------  ------------  ---------  ------------  --------  ---------  ------------  ------------

Balance
September 30, 2003     85,112,470    85,112    12,625,336         --            --    (7,349)        --   (12,487,480)      215,619

Shares issued for
capital equity line    19,179,016    19,179       447,706         --            --        --         --            --       466,885

Shares issued for
services                5,100,004     5,100       196,997         --            --        --    (13,075)           --       189,022

963,336 shares to
be issued for cash             --        --            --     28,900            --        --         --            --        28,900

500,000 shares to
be issued for debt
settlement                     --        --            --     15,000            --        --         --            --        15,000

Cancelled shares       (7,349,204)   (7,349)           --         --            --     7,349         --            --            --

Net loss for the
year ended
September 30, 2004             --        --            --         --            --        --         --    (1,568,770)   (1,568,770)
                     ------------  --------  ------------  ---------  ------------  --------  ---------  ------------  ------------



                                                                                                           DEFICIT
                          COMMON STOCK                                                                   ACCUMULATED       TOTAL
                     ---------------------    ADDITIONAL    STOCK        STOCK       STOCK    UNAMORTIZED  DURING      STOCKHOLDERS'
                      NUMBER OF                PAID-IN      TO BE     SUBSCRIPTION   TO BE    CONSULTING DEVELOPMENT     EQUITY
                        SHARES      AMOUNT     CAPITAL      ISSUED     RECEIVABLE   CANCELLED   FEES       STAGE        (DEFICIT)
                     ------------  --------  ------------  ---------  ------------  --------  ---------  ------------  ------------

Balance
September 30, 2004    102,042,286   102,042    13,270,039     43,900            --        --    (13,075)  (14,056,250)     (653,344)

Amortization of
consulting fees                 --        --            --         --            --        --     13,075            --        13,075

Net loss for the
year ended
September 30, 2005             --        --            --         --            --        --         --      (467,917)     (467,917)
                     ------------  --------  ------------  ---------  ------------  --------  ---------  ------------  ------------

Balance
September 30, 2005    102,042,286   102,042    13,270,039     43,900            --        --         --   (14,524,167)   (1,108,186)

Net loss for the
year ended
September 30, 2006             --        --            --         --            --        --         --      (774,887)     (774,887)
                     ------------  --------  ------------  ---------  ------------  --------  ---------  ------------  ------------

Balance
September 30, 2006    102,042,286   102,042    13,270,039     43,900            --        --         --   (15,299,053)   (1,883,073)

Issuance of shares
for services            3,292,915     3,293        29,636         --            --        --         --            --        32,929

Beneficial conversion
feature                        --        --       225,500         --            --        --         --            --       225,500

Net loss for the
period ended
March 31, 2007                 --        --            --         --            --        --         --      (573,889)     (573,889)
                     ------------  --------  ------------  ---------  ------------  --------  ---------  ------------  ------------

Balance
March 31, 2007        105,335,201  $105,335  $ 13,525,175  $  43,900  $         --  $     --  $      --  $(15,872,942) $ (2,198,531)
                     ============  ========  ============  =========  ============  ========  =========  ============  ============

                       The accompanying notes form an integral part of these unaudited financial statements



                                                        SIONIX CORPORATION
                                                   (A Development Stage Company)
                                                     STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                                                                     CUMULATIVE
                                                                                 FOR THE SIX MONTH PERIODS          FROM INCEPTION
                                                                                      ENDED MARCH 31,             (OCTOBER 3, 1994)
                                                                                  2007                2006        TO MARCH 31, 2007
                                                                               ------------       ------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $   (573,889)      $   (319,786)      $(15,872,942)
Adjustments to reconcile net loss to net cash provided by (used in )
operating activities:
    Depreciation and amortization                                                    15,788             15,741            603,110
    Amortization of consulting fees                                                       --                 --             13,075
    Amortization of debt discount on convertible NP                                  27,838                 --             27,838
    Issuance of common stock for compensation                                            --                 --          1,835,957
    Issuance of common stock for services                                            32,929                 --          2,129,486
    Impairment of assets                                                                 --                 --            514,755
    Write-down of obsolete assets                                                        --                 --             38,862
    Impairment of intangible assets                                                      --                 --          1,117,601
    Loss on settlement of debts                                                          --             94,221            130,268
    Other                                                                                --                 --             40,370
    Increase in other current assets                                                     --                 --           (510,727)
    Decrease in other receivable                                                         --                 --              3,000
    Increase in deposits                                                            (10,350)             6,269            (10,350)
    Increase (decrease) in accounts payable                                         (50,366)             4,812            292,245
    Increase in accrued interest                                                     42,750            186,784            111,431
    Increase (decrease) in accrued expense                                          168,959                 --          1,236,874
                                                                               ------------       ------------       ------------
                  Total adjustments                                                 227,547            307,827          7,573,795
                                                                               ------------       ------------       ------------
        Net cash provided by (used in) operating activities                        (346,342)           (11,959)        (8,299,148)
                                                                               ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of patents                                                                  --                 --           (154,061)
    Purchase of equipment                                                           (12,972)                --           (393,146)
                                                                               ------------       ------------       ------------
        Net cash used in investing activities                                       (12,972)                --           (547,207)
                                                                               ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of notes                                                 750,000             47,780          1,207,433
    Proceeds from (payment for)  notes payable under equity line of credit          (150,000)                --            606,000
    Payment of notes                                                                (28,800)           (35,810)          (180,642)
    Issuance of common stock for cash                                                    --                 --          7,376,094
    Receipt of cash for stock to be issued                                               --                 --             53,900
                                                                               ------------       ------------       ------------
        Net cash provided by financing activities                                   571,200             11,970          9,062,785
                                                                               ------------       ------------       ------------

Net increase in cash & cash equivalents                                             211,887                 11            216,431

CASH & CASH EQUIVALENTS, BEGINNING                                                    4,544                343                 --
                                                                               ------------       ------------       ------------

CASH & CASH EQUIVALENTS, ENDING                                                $    216,431       $        355       $    216,431
                                                                               ============       ============       ============

Supplemental disclosure:
Interest paid                                                                  $         --       $         --
                                                                               ============       ============
Income tax paid                                                                $         --       $         --
                                                                               ============       ============

                       The accompanying notes form an integral part of these unaudited financial statements

                                                                9

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The audited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these consolidated financial statements reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the six months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending September 30, 2007.

REVENUE RECOGNITION

The Company's policy to recognize revenues is in accordance with SEC Staff Accounting Bulletin No. 101, or other specific authoritative literature, as applicable. Accordingly, revenues from products sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered;(iii) the Company's price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured. The Company's policy is to report its sales levels on a net revenue basis, with net revenues being computed by deducting from gross revenues the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

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

ADVERTISING

The cost of advertising is expensed as incurred. Total advertising costs were $2,465 and $3,310 for the six month periods ended March 31, 2007 and 2006, respectively.


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


In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-- an amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

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


Note 3.   PROPERTY AND EQUIPMENT

             Equipment and machinery                $  200,776
             Furniture and fixtures                     22,183
                                                    -----------
                                                       222,959
             Less accumulated depreciation            (181,013)
                                                    -----------
                                                    $   41,946
                                                    ===========

Depreciation expenses for the six month period ended March 31, 2007 and 2006 were $15,778 and $15,741, respectively.

Note 4.  ACCRUED EXPENSES

    Accrued expenses comprised of the following at December 31, 2006:

                     Payroll taxes                             $    144,472
                     Accrued Wages                                1,037,283
                     Interest payable                                94,449
                     Other accruals                                  72,276
                                                               ------------
                   Total                                       $  1,348,480
                                                               ============

Note 5.   NOTES PAYABLE

RELATED PARTIES

The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes are at interest rates up to 13% and are due on demand. As of March 31, 2007 and 2006, notes payable amounted to $129,000 and $97,000, respectively.

Accrued interest on the notes amounted to $58,106 and $46,430 as of March 31, 2007 and 2006, respectively.

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

The balances payable were $177,336 and $327,336 as of March 31, 2007 and 2006, respectively.

Note 7. CONVERTIBLE NOTES

During the six month period ended March 31, 2007, the Company entered into various debentures (Bridge Note) agreements with several investors. As per the terms of the agreement the note bears a simple interest rate of 10% per annum. The note will automatically mature and the entire outstanding principal amount, together with all unpaid and accrued interest, shall become due and payable after the earlier of (i) the eighteen (18) month anniversary of the date of issuance (ii) an event of default or (iii) the closing of any equity related financing by the Company in which the gross proceeds to the Company are at least $2,500,000, unless, prior to such time, this note shall have been converted into shares of the Company's common stock.

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

As of March 31, 2007, the Company recorded beneficial conversion feature expense of $27,838 and the unamortized beneficial conversion feature amount of $197,662 showing as net of the note payable amount of $750,000. The Company recorded an interest expense of $25,568 on the notes.

Note 8.  STOCKHOLDERS' EQUITY

COMMON STOCK

The Company has 150,000,000 authorized shares with 0.001 par value. As of March 31, 2007, the Company had 105,817,101 shares issued and 105,335,201 shares outstanding.

During the six month period ended March 31, 2006, the company issued 3,292,915 shares valued at $0.01 per shares for consulting service.

STOCK OPTIONS

2001 Executive Officers Stock Option Plan

On October of 2000, the company entered into amendments to the employment agreement with each of the executive officers eliminating the provisions of stock bonuses. In lieu of the bonus provision, the Company adopted the 2001 Executive Officers Stock option Plan. The Company reserved 7,576,680 shares for issuance under the plan.

         Options outstanding:

                                       Weighted
                                       Average
                                     Exercise Price            Number of Options

Outstanding at September 30, 2006        $0.15                     7,343,032

Granted                                     -                              -
Forfeited                                   -                              -
Exercised                                   -                              -
--------------------------------------------------------------------------------
Outstanding at March 31, 2007            $0.15                     7,343,032



         A summary of the Company's option activity is listed below:

                                                    Weighted-    Weighted-
                                        Weighted-    Average      Average
                                        Average     Exercise     Exercise
              Stock        Stock        Remaining   Price of     Price of
Exercise     Options      Options      Contractual   Options      Options
 Price     Outstanding   Exercisable      Life     Outstanding   Exercisable
-------    -----------   -----------      ----     -----------   -----------
 $ 0.15     7,343,032     7,343,032    3 years      $ 0.15         $ 0.15

The fair value of the options was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions: Dividend yields of 0%; risk free interest rates of 6%; expected volatility of 100% and expected lives of 4.9 years.

All options were vested prior to September 30, 2006. No options are vested during the six month period ended March 31, 2007.

Note 9. GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2007, the Company had incurred cumulative losses of $15,872,942, including current loss of $573,889. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its research and development activities, production of its equipment and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan.

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

         PLAN OF OPERATION. During the next twelve months we plan to install a test ELIXIR unit at the Villa Park Dam under our arrangement with the Serrano Water District, and commence testing of the unit. We believe that if the unit operates successfully, we will be in a position to aggressively market the ELIXIR product, using the Villa Park Dam unit as a prototype for additional installations. We plan to engage in substantial promotional activities in connection with the installation and operation of the unit, including media exposure and access to other public agencies and potential private customers. If the unit operates successfully, we believe we will receive orders for additional units.

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

         RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006). The Company was relatively inactive during the quarter ended March 31, 2006 due to lack of resources. During the first six months of fiscal 2007, the Company raised $750,000 through the sale of Convertible Debentures, and n able to resume activities in the first quarter of fiscal 2007. Revenues for both the three month period ended March 31, 2006 and the three month period ended March 31, 2007. were zero, as the Company had not yet commenced the sale of products. General and administrative expenses for the period of three months ended March 31, 2007 totaled $282,804, an increase of $178,314 over the $104,490 incurred in the corresponding period in 2006, due to the resumption of development and capital-raising activities. Interest expense increased to $51,346 from $2,432 in the 2006 quarter, representing interest on the Convertible Debentures issued during the past six months.

         As a result of these items, the loss for the three months ended March 31, 2007 was $341,641, an increase of $226,722 over the loss of $114,919 for the corresponding period in the 2006 fiscal year.

         LIQUIDITY AND CAPITAL RESOURCES. On March 31, 2007, the Company had cash and cash equivalents of $216,431. The sole source of liquidity has been borrowings from affiliates and the sale of securities. During the period the Company raised $127,500 from the sale of Secured Convertible Promissory Notes. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities and other financing activities, plus possible cash flow from operations during the 2007 fiscal year, will be sufficient to finance the Company's operations. However, the Company has no commitments for financing, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the fiscal year.

         As of March 31, 2007, the Company had an accumulated deficit of $15,872,942. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2007, the Company issued Secured Convertible Promissory Notes in the aggregate amount of $127,500 to six investors. The Secured Convertible Promissory Notes are convertible at the rate of $.05 per share, bear interest at the rate of 10% per annum and become due and payable eighteen months after issuance (or earlier, if the Company consummates an equity financing with proceeds of $2.5 million or more.) Under an Investors Rights Agreement entered into with the noteholders, the Company is required to file a Registration Statement covering the shares of Common Stock issuable upon conversion, and to cause the Registration Statement to be declared effective within 180 days after the date of issuance of the Secured Convertible Promissory Notes. If the Registration Statement is not declared effective within this time frame, the conversion price is automatically reduced by $.0025 each thirty days until the Registration Statement is declared effective, but the conversion price cannot be reduced below $.04 per share. As of the date of this Report, the Company has not filed the Registration Statement contemplated by the Investors' Rights Agreement.

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