Form 10QSB
period 2007-06-30
SIONIX CORP
filed 2007-08-14
CIK 764667

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Commission File Number 2-95626-D

Sionix Corporation

(Exact name of small business issuer as specified in its charter)

Nevada	87-0428526

State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

 2082 Michelson Drive, Suite 306, Irvine, CA 92612

(Address of principal executive offices)

949 752-7980

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of July 31, 2007, there were 106,635,201 shares of Common Stock of the issuer outstanding.

Transitional Small Business Disclosure Format (check one) ☐ Yes; ☒ No

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-QSB contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, acquisitions, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF JUNE 30, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$455,563

PROPERTY AND EQUIPMENT, net	46,399
DEPOSIT	4,600

Total assets	$506,562

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$204,804
Accrued expenses	1,525,397
Notes payable-related parties	129,000
Note payable-officers	32,860
Convertible notes	792,314
Equity line of credit	102,336
Total current liabilities	2,786,712

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value ;150,000,000 shares authorized;
107,117,101 shares issued and 106,635,201 shares outstanding	106,635
Additional paid-in capital	13,969,888
Shares to be issued	43,900
Deficit accumulated during development stage	(16,400,573)
Total stockholders' deficit	(2,280,150)
Total liabilities & stockholders' deficit	$506,562

The accompanying notes form an integral part of these unaudited financial statements

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Periods Ended June 30,		Nine Month Periods Ended June 30,			Cumulative from Inception (October 3, 1994) to
	2007	2006	2007		2006	June 30, 2007

Net sales	$-	$-	$		$-	$-

Operating expenses:
General and administrative	444,544	242,236		932,668	447,247	12,675,067
Research and development	-	-		-	-	1,449,474
Impairment of intangible assets	-	-		-	-	1,267,278
Inventory obsolescence	-	-		-	-	365,078
Depreciation and amortization	7,936	7,745		23,723	23,486	524,129
Total operating expenses	452,480	249,981		956,391	470,733	16,281,026
Loss from operations	(452,480)	(249,981)		(956,391)	(470,733)	(16,281,026)

Other income (expenses)
Interest income	56	-		666	-	54,324
Interest expense	(74,307)	(2,406)		(144,895)	(7,218)	(379,582)
Loss on settlement of debts	-	-		-	(94,221)	(230,268)
Loss on legal settlement	-	-		-	-	434,603
Total other income (expenses)	(74,252)	(2,406)		(144,229)	(101,439)	(120,924)

Loss before income taxes	(526,732)	(252,387)		(1,100,620)	(572,172)	(16,388,874)

Income taxes	900	-		900	-	11,700

Net loss	$(527,632)	$(252,387)		$(1,101,520)	$(572,172)	$(16,400,573)

Basic and diluted loss per share	$(0.00)	$(0.00)		$(0.01)	$(0.01)

*Basic and diluted weighted average number of common stock outstanding	106,431,387	102,524,186		105,901,243	102,524,186

*Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities is anti-dilutive

The accompanying notes form an integral part of these unaudited financial statements

SIONIX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Month Periods Ended June 30,		Cumulative From Inception (October 3, 1994) to September 30,	Cumulative From Inception (October 3, 1994) to June 30,
	2007	2006	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,101,520)	$(572,172)	$(15,299,053)	$(16,400,573)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	23,723	23,486	587,323	611,046
Amortizaton of consulting fees	-	-	13,075	13,075
Amortization of debt discount on convertible NP	75,827	-	75,827
Issuance of common stock for compensation	-	-	1,835,957	1,835,957
Issuance of common stock for services & prepaid consulting fees	84,929	-	2,096,557	2,181,486
Impairment of assets	-	-	514,755	514,755
Write-down of obsolete assets	-	-	38,862	38,862
Impairment of intangible assets	-	-	1,117,601	1,117,601
Loss on settlement of debts	-	94,221	130,268	130,268
Other	-	-	40,370	40,370
Changes in assets and liabilities:
Increase in other current assets	-	-	(510,727)	(510,727)
Decrease in other receivable	-	-	3,000	3,000
Increase in deposits	(4,600)	-	-	(4,600)
Increase (decrease) in accounts payable	(67,806)	7,713	342,610	274,804
Increase in accrued interest	69,068	7,218	68,681	137,749
Increase (decrease) in accrued expense	319,558	422,139	1,067,914	1,387,473
Total adjustments	500,700	554,777	7,346,247	7,846,947
Net cash used in operating activities	(600,821)	(17,395)	(7,952,807)	(8,553,626)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	-	-	(154,061)	(154,061)
Purchase of equipment	(25,361)	-	(380,174)	(405,535)
Net cash used in investing activities	(25,361)	-	(534,235)	(559,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	1,336,000	47,780	457,433	1,793,433
Proceeds from (payment for) notes payble under equity line of credit	(225,000)	-	756,000	531,000
Payment of notes to officers	(33,800)	(30,340)	(151,842)	(185,642)
Issuance of common stock for cash	-	-	7,376,094	7,376,094
Receipt of cash for stock to be issued	-	-	53,900	53,900
Net cash provided by financing activities	1,077,201	17,440	8,491,585	9,568,785

Net increase in cash & cash equivalents	451,019	45	4,544	455,563

CASH & CASH EQUIVALENTS, BEGINNING	4,544	343	-	-

CASH & CASH EQUIVALENTS, ENDING	455,563	$388	4,544	$455,563

SUPPLEMENTAL INFORMATION:
Taxes	$-	$-
Interest expense	$-	$-

The accompanying notes form an integral part of these unaudited financial statements

SIONIX CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (OCTOBER 3,1994) TO JUNE 30, 2007
(Unaudited)

								Deficit	Total
	Common stock		Additional	Stock	Stock	Stock	Unamortized	accumulated	stockholders'
	Number of		paid-In	to be	subscription	to be	consulting	from	equity
	shares	Amount	capital	issued	receivable	cancelled	fees	inception	(deficit)

Shares issued for cash-Oct 1994	10,000	$10	$90	$-	$-	$-	$-	$-	$100

Net loss for period Oct 3, 1994 to Dec 31, 1994	-	-	-	-	-	-	-	(1,521)	(1,521)

Balance December 31, 1994	10,000	10	90	-	-	-	-	(1,521)	(1,421)

Shares issued for assignment right	1,990,000	1,990	(1,990)	-	-	-	-	-	-

Issuance of shares for service	572,473	572	135,046	-	-	-	-	-	135,618

Issuance of shares for debt	1,038,640	1,038	1,164,915	-	-	-	-	-	1,165,953

Issuance of shares for cash	232,557	233	1,119,027	-	-	-	-	-	1,119,260

Issuance of shares for subscription note receivable	414,200	414	1,652,658	-	(1,656,800)	-	-	-	(3,728)

Issuance of shares for future production cost	112,500	113	674,887	-	(675,000)	-	-	-	-

Net loss for the year ended December 31, 1995	-	-	-	-	-	-	-	(914,279)	(914,279)

Balance December 31, 1995	4,370,370	4,370	4,744,633	-	(2,331,800)	-	-	(915,800)	1,501,403

Issuance of shares for reorganization	18,632,612	18,633	(58,033)	-	-	-	-	-	(39,400)

Issuance of shares for cash	572,407	573	571,834	-	-	-	-	-	572,407

Issuance of shares for service	24,307	24	24,283	-	-	-	-	-	24,307

Net loss for the nine month ended September 30, 1996	-	-	-	-	-	-	-	(922,717)	(922,717)

Balance September 30, 1996	23,599,696	23,600	5,282,717	-	(2,331,800)	-	-	(1,838,517)	1,136,000

Share issued for cash	722,733	723	365,857	-	-	-	-	-	366,580

Share issued for service	274,299	274	54,586	-	-	-	-	-	54,860

Cancellation of shares	(542,138)	(542)	(674,458)	-	675,000	-	-	-	-

Net loss for the year ended September 30, 1997	-	-	-	-	-	-	-	(858,915)	(858,915)

Balance September 30, 1997	24,054,590	24,055	5,028,702	-	(1,656,800)	-	-	(2,697,432)	698,525

Balance September 30, 1997	24,054,590	24,055	5,028,702	-	(1,656,800)	-	-	(2,697,432)	698,525

Share issued for cash	2,810,000	2,810	278,190	-	-	-	-	-	281,000

Share issued for service	895,455	895	88,651	-	-	-	-	-	89,546

Shares issued for compensation	2,200,000	2,200	217,800	-	-	-	-	-	220,000

Cancellation of shares	(2,538,170)	(2,538)	(1,534,262)	-	1,656,800	-	-	-	120,000

SIONIX CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (OCTOBER 3,1994) TO JUNE 30, 2007
(Unaudited)

	Common stock							Deficit	Total
	Number of		Additional paid-In	Stock to be	Stock subscription	Stock to be	Unamortized consulting	accumulated from	stockholders' equity
	shares	Amount	capital	issued	receivable	cancelled	fees	inception	(deficit)
Net loss for the year ended September 30, 1998	-	-	-	-	-	-	-	(1,898,376)	(1,898,376)

Balance September 30, 1998	27,421,875	27,422	4,079,081	-	-	-	-	(4,595,808)	(489,305)
Shares issued for compensation	3,847,742	3,847	389,078	-	-	-	-	-	392,925

Share issued for service	705,746	706	215,329	-	-	-	-	-	216,035

Share issued for cash	9,383,000	9,383	928,917	-	-	-	-	-	938,300

Net loss for the year ended September 30, 1999-Restated	-	-	-	-	-	-	-	(1,158,755)	(1,158,755)

Balance September 30, 1999	41,358,363	41,358	5,612,405	-	-	-	-	(5,754,563)	(100,800)

Share issued for cash	10,303,500	10,304	1,020,046	-	-	-	-	-	1,030,350

Shares issued for compensation	1,517,615	1,518	1,218,598	-	-	-	-	-	1,220,116

Shares issued for service	986,844	986	253,301	-	-	-	-	-	254,287

Net loss for the year ended September 30, 2000	-	-	-	-	-	-	-	(2,414,188)	(2,414,188)

Balance September 30, 2000	54,166,322	54,166	8,104,350	-	-	-	-	(8,168,751)	(10,235)

Shares issued for service and prepaid expenses	2,517,376	2,517	530,368	-	-	-	(141,318)	-	391,567

Share issued for cash	6,005,000	6,005	594,495		-	-	-	-	600,500

100,000 share to be issued for cash	-	-	-	10,000	-	-	-	-	10,000

SIONIX CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (OCTOBER 3,1994) TO JUNE 30, 2007
(Unaudited)

							Deficit	Total
Common stock		Additional	Stock	Stock	Stock	Unamortized	accumulated	stockholders'
Number of		paid-In	to be	subscription	to be	consulting	from	equity
shares	Amount	capital	issued	receivable	cancelled	fees	inception	(deficit)
Net loss for the year ended September 30, 2001	-	-	-	-	-	-	-	(1,353,429)	(1,353,429)

639,509 Shares to be issued for debt settlement in 2001	-	-	-	103,295	-	-	-	-	103,295

Balance September 30, 2001	62,688,698	62,688	9,229,213	113,295	-	-	(141,318)	(9,522,180)	(258,302)

Balance September 30, 2001	62,688,698	62,688	9,229,213	113,295	-	-	(141,318)	(9,522,180)	(258,302)

Shares issued for service and prepaid expenses	1,111,710	1,112	361,603	-	-	-	54,400	-	417,115

Shares issued as contribution	100,000	100	11,200	-	-	-	-	-	11,300

Shares issued for compensation	18,838	19	2,897	-	-	-	-	-	2,916

Share issued for cash	16,815,357	16,815	1,560,782	(10,000)	-	-	-	-	1,567,597

Shares issued for debt settlement	1,339,509	1,340	208,639	(103,295)	-	-	-	-	106,684

Shares to be issued for services related to equity raising- 967,742 shares	-	-	(300,000)	300,000	-	-	-	-	-

Cancellation of shares	(7,533,701)	(7,534)	-	-	-	-	-	-	(7,534)

Net loss for the year ended September 30, 2002	-	-	-	-	-	-	-	(1,243,309)	(1,243,309)

Balance September 30, 2002	74,540,411	74,540	11,074,334	300,000	-	-	(86,918)	(10,765,489)	596,467

Shares issued for services	2,467,742	2,468	651,757	(300,000)	-	-	-	-	354,225

Shares issued for capital equity line	8,154,317	8,154	891,846	-	-	-	-	-	900,000

Amortization of consulting fees	-	-	-	-	-	-	86,918	-	86,918

Cancellation of shares	(50,000)	(50)	50	-	-	-	-	-	-

7,349,204 shares to be cancelled	-	-	7,349	-	-	(7,349)	-	-	-

SIONIX CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (OCTOBER 3,1994) TO JUNE 30, 2007
(Unaudited)

							Deficit	Total
Common stock		Additional	Stock	Stock	Stock	Unamortized	accumulated	stockholders'
Number of		paid-In	to be	subscription	to be	consulting	from	equity
shares	Amount	capital	issued	receivable	cancelled	fees	inception	(deficit)
Net loss for the year ended September 30, 2003	-	-	-	-	-	-	-	(1,721,991)	(1,721,991)

Balance September 30, 2003	85,112,470	85,112	12,625,336	-	-	(7,349)	-	(12,487,480)	215,619

Shares issued for capital equity line	19,179,016	19,179	447,706	-	-	-	-	-	466,885

Shares issued for services	5,100,004	5,100	196,997	-	-	-	(13,075)	-	189,022

963,336 shares to be issued for cash	-	-	-	28,900	-	-	-	-	28,900

500,000 shares to be issued for debt settlement	-	-	-	15,000	-	-	-	-	15,000

Cancelled shares	(7,349,204)	(7,349)	-	-	-	7,349	-	-	-

Net loss for the year ended September 30, 2004	-	-	-	-	-	-	-	(1,568,770)	(1,568,770)

Balance September 30, 2004	102,042,286	102,042	13,270,039	43,900	-	-	(13,075)	(14,056,250)	(653,344)

Amortization of consuting fees	-	-	-	-	-	-	13,075	-	13,075

Net loss for the year ended September 30, 2005	-	-	-	-	-	-	-	(467,917)	(467,917)

Balance September 30, 2005	102,042,286	102,042	13,270,039	43,900	-	-	-	(14,524,167)	(1,108,186)

Net loss for the year ended September 30, 2006	-	-	-	-	-	-	-	(774,887)	(774,887)

Balance September 30, 2006	102,042,286	102,042	13,270,039	43,900	-	-	-	(15,299,053)	(1,883,072)

Stock issued for consulting	4,592,915	4,593	80,336	-	-	-	-	-	84,929

Beneficial conversion feature	-	-	619,513	-	-	-	-	-	619,513

Net loss for the period June 30, 2007	-	-	-	-	-	-	-	(1,101,520)	(1,101,520)

Balance June 30, 2007	106,635,201	$106,635	$13,969,888	$43,900	$-	$-	$-	$(16,400,573)	$(2,280,150)

The accompanying notes form an integral part of these unaudited financial statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Sionix Corporation (the "Company") was incorporated in Utah in 1985. The Company was formed to design, develop, and market automatic water filtration system primarily for small water districts.

The Company has completed its reincorporation as a Nevada corporation, effective July 1, 2003. The reincorporation was completed pursuant to an Agreement and Plan of Merger between Sionix Corporation, a Utah corporation ("Sionix Utah") and its wholly-owned Nevada subsidiary, Sionix Corporation ("Sionix Nevada"). Under the merger agreement, Sionix Utah merged with and into Sionix Nevada, and each share of Sionix Utah’s common stock was automatically converted into one share of common stock, par value $0.001 per share, of Sionix Nevada. The merger was effected by the filing of Articles of Merger, along with the Agreement and Plan of Merger, with the Secretary of State of Nevada.

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is in the development stage and its efforts have been principally devoted to research and development, organizational activities, and raising capital. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these consolidated financial statements reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the nine month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending September 30, 2007.

REVENUE RECOGNITION

The Company’s policy to recognize revenues is in accordance with SEC Staff Accounting Bulletin No. 101, or other specific authoritative literature, as applicable. Accordingly, revenues from products sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; ( iii) the Company’s price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured. The Company’s policy is to report its sales levels on a net revenue basis, with net revenues being computed by deducting from gross revenues the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

The Company’s policy for shipping and handling costs, billed to customers, is to include it in revenue in accordance with Emerging Issues Task Force ("EITF") issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The purpose of this issue was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers should be recorded as revenue. Accordingly, the Company records its shipping and handling amounts within net sales and operating expenses.

The Company has not earned any revenue since its inception to the date of this report.

STOCK-BASED COMPENSATION

Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123-R, “Share-Based Payment”   (“SFAS 123-R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”   (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS 123-R. The Company has applied SAB 107 in its adoption of SFAS 123-R.

NET LOSS PER SHARE

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates

ADVERTISING

The cost of advertising is expensed as incurred. Total advertising costs were $3,385 and $3,310 for the nine month periods ended June 30, 2007 and 2006, respectively.

RECLASSIFICATION

For comparative purposes, prior period’s consolidated financial statements have been reclassified to conform to report classifications of the current period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Company management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−−an amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Company management is currently evaluating the effect of this pronouncement on financial statements.

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

Note 3. PROPERTY AND EQUIPMENT

Equipment and machinery	$213,166
Furniture and fixtures	22,183

235,349
Less accumulated depreciation	(188,950)

$46,399

Depreciation expenses for the nine month periods ended June 30, 2007 and 2006 were $23,723 and $23,486, respectively.

Note 4. ACCRUED EXPENSES

 Accrued expenses comprised of the following at June 30, 2007:

Payroll taxes	$142,672
Accrued salaries	1,098,182
Interest payable	120,767
Other accruals	163,776

Total	$1,525,397

Note 5. NOTES PAYABLE

RELATED PARTIES

The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes are at interest rates up to 13% and are due on demand. As of June 30, 2007, notes payable amounted to $129,000. The Company recorded $27,315 interest expense for the nine month period ended June 30, 2007.

OFFICERS

Notes payables to officers are unsecured, interest free and due on demand. Proceeds from these notes payable were used to pay ongoing operating expense. The balance at June 30, 2007 was $32,860.

Note 6. NOTES PAYABLE UNDER EQUITY LINE OF CREDIT

During the year ended September 30, 2003, the Company received $1,307,500 proceeds from promissory notes to Cornell Capital Partners, LP, net of 4% fee of $56,000 and $36,500 for escrow and other fees. The Company has settled $900,000 by issuing shares of common stock during the year ended September 30, 2003 (note 7). The notes payable outstanding at September 30, 2003, amounted to $500,000. The balance for the notes payable outstanding at September 30, 2004 and 2005 were $ 233,115 and $233,115, respectively. In 2006, Company has entered into a settlement agreement with Cornell Capital Partner to pay the total amount of $327,336; $50,000 shall be paid on or before November 15, 2006, $25,000 payable per month on the 15th day of each month commencing December 15, 2006, with the balance of $27,336 due and payable on or before October 15, 2007. The Company recorded loss on settlement of debt of $94,221 for the year ended September 30, 2006.

The balance payable was $102,336 as of June 30, 2007.

Note 7. CONVERTIBLE NOTES

During the nine month period ended June 30, 2007, the Company entered into various debenture agreements (the “Bridge Notes”) with several investors. Under the terms of the agreements, the notes bear interest at the rate of 10% per annum. The notes will automatically mature and the entire outstanding principal amount, together with all unpaid and accrued interest, shall become due and payable after the earlier of (i) the eighteen (18) month anniversary of the date of issuance (ii) an event of default or (iii) the closing of any equity related financing by the Company in which the gross proceeds to the Company are at least $2,500,000, unless, prior to such time, the notes have been converted into shares of the Company’s common stock.

The notes are convertible into shares of Common stock of the Company at $0.05 per share or shares of any equity security issued by the Company at a conversion price equal to the price at which such security is sold to any other party.

The conversion price is adjustable as per the terms of the agreement for the subsequent issuances of equity security at a price different than the conversion price.

The conversion price is also adjustable if a registration statement covering the underlying shares is not declared effective within 180 days after the closing, but in no case the conversion price to be reduced below $0.04 per share.

As of June 30, 2007 the Company had received $836,000 under the Bridge Notes.

On July 18, 2007 Sionix completed an offering of $1,025,000 of Subordinated Convertible Debentures to a group of institutional and accredited investors. The Subordinated Convertible Debentures are convertible into shares of Common Stock of Sionix at an initial conversion rate of $ .22 per share, subject to anti-dilution adjustments. For each $100,000 of Convertible Debentures purchased, the investor received Warrants to purchase 227,272 shares of Common Stock. Each Warrant entitles the holder to purchase one share of common stock of Sionix (the "Warrant Shares") for a period of five years at a price of $0.50 per Warrant Share.

Under the terms of the Registration Rights Agreement, Sionix is required to file a registration statement under the Securities Act of 1933 Act in order to register the resale of the shares of Common Stock issuable upon conversion of the Subordinated Convertible Debentures and the Warrant Shares (collectively, the "Registrable Securities"). If Sionix does not file a registration statement with respect to the Registrable Securities within forty-five days following the closing of the Offering, or if the Registration Statement is not declared effective by the Securities and Exchange Commission within 90 days, then Sionix must pay to each purchaser damages equal to 1.5% of the purchase price paid by the purchaser for its Subordinated Convertible Debentures, for each 30 days that transpires after these deadlines. The amount of the aggregate damages payable by Sionix is limited to 15% of the purchase price.

Southridge Investment Group LLC, Ridgefield, Connecticut (“Southridge”) acted as agent for Sionix in arranging the transaction, and received a placement fee of $102,500. Southridge also received warrants to purchase 698,863 shares of Common Stock of Sionix, on the same terms and conditions as the Warrants issued to the purchasers.

As part of the above offering the Company received $500,000 of financing under the convertible debenture and issued 1,136,364 warrants as of June 30, 2007. The grant date fair value of the warrants amounted to $318,939 was calculated using the Black-Scholes option pricing model, using the following assumptions: risk free rate of return of 6%, volatility of 195.97%, and dividend yield of 0% and expected life of five years.

As of June 30, 2007, the Company recorded beneficial conversion feature expense of $75,827 and the unamortized beneficial conversion feature amount of $353,082 and unamortized warrant discount of 190,604 showing as net of the note payable amount of $1,336,000. The Company recorded an interest expense of $46,464 on the notes.

Note 8. STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company has 150,000,000 authorized shares, par value $ .001 per share. As of June 30, 2007, the Company had 107,117,101 shares issued and 106,635,201 shares outstanding.

During the nine month period ended June 30, 2007, the company issued 3,292,915 shares, valued at $0.01 per share, and 1,300,000 shares valued at $0.04 per share for consulting services recorded at the fair market value.

STOCK OPTIONS

2001 Executive Officers Stock Option Plan

In October of 2000, the company entered into amendments to the employment agreements with each of the executive officers, eliminating the provisions of stock bonuses. In lieu of the bonus provision, the Company adopted the 2001 Executive Officers Stock option Plan. The Company reserved 7,576,680 shares for issuance under the plan.

Options outstanding:

	Weighted average exercise price	Number of outstanding options	Aggregate intrinsic value
Outstanding as of September 30, 2006	$0.15	7,343,032	$-
Granted
Forfeited
Exercised
Outstanding as of June 30, 2007	$0.15	7,343,032	$881,165

A summary of the Company’s option activity is listed below:

				Weighted-	Weighted-
			Weighted-	Average	Average
			Average	Exercise	Exercise
	Stock	Stock	Remaining	Price of	Price of
Exercise	Options	Options	Contractual	Options	Options
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable
$0.15	7,343,032	7,343,032	3 years	$0.15	$0.15

The fair value of the options was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions: Dividend yields of 0%; risk free interest rates of 6%; expected volatility of 100% and expected lives of 4.9 years.

All options were vested prior to September 30, 2006. No options are vested during the nine month period ended June 30, 2007.

Note 9. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2007, the Company had incurred cumulative losses of $16,400,573, including a current loss of $1,101,520. The Company’s successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its research and development activities, production of its equipment and achieving a level of revenues adequate to support the Company’s cost structure. Management’s plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan.

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

PLAN OF OPERATION. During the next twelve months we plan to continue testing of the ELIXIR unit at the Villa Park Dam under our arrangement with the Serrano Water District. We believe that if the unit operates successfully, we will be in a position to aggressively market the ELIXIR product, using the Villa Park Dam unit as a prototype for additional installations. We plan to engage in substantial promotional activities in connection with the installation and operation of the unit, including media exposure and access to other public agencies and potential private customers. If the unit continues to operate successfully, we believe we will receive orders for additional units.

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

RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006). The Company was relatively inactive during the quarter ended June 30, 2006 due to lack of resources. During the first nine months of fiscal 2007, the Company raised capital through the sale of Convertible Debentures, and was able to resume activities in the first quarter of fiscal 2007. Revenues for both the three month period ended June 30, 2006 and the three month period ended June 30, 2007 were zero, as the Company has not yet commenced the sale of products. General and administrative expenses for the period of three months ended June 30, 2007 totaled $444,544, an increase of $202,308 over the $242,236 incurred in the corresponding period in 2006, due to the resumption of development and capital-raising activities. Interest expense increased to $74,307 from $2,406 in the 2006 quarter, representing interest on Convertible Debentures issued during the past nine months.

As a result of these items, the loss for the three months ended June 30, 2007 was $527,732, an increase of $275,245 over the loss of $252,387 for the corresponding period in the 2006 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES. On June 30, 2007, the Company had cash and cash equivalents of $455,563. The sole source of liquidity has been borrowings from affiliates and the sale of securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities and other financing activities, plus possible cash flow from operations during the 2007 fiscal year, will be sufficient to finance the Company's operations. However, the Company has no commitments for financing, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the fiscal year.

As of June 30, 2007, the Company had an accumulated deficit of $16,400,573. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

GOING CONCERN OPINION. We currently have insufficient assets to continue our operations, unless we secure additional financing. As a result of our ongoing losses, lack of revenues from operations, and accumulated deficits, there is doubt about our ability to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of three months ended June 30, 2007 the Company issued Convertible Debentures in the amount of $569,000 to three accredited investors.

The Company believes such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4 (2) thereof and Regulation D thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1 Form of Securities Purchase Agreement, dated as of June 18, 2007, between Sionix Corporation and certain investors.

10.2 Form of Convertible Debenture, dated as of June 18, 2007, issued by Sionix Corporation to certain investors.

10.3 Form of Registration Rights Agreement, dated as of June 18, 2007, between Sionix Corporation and certain investors.

10.4 Form of Warrant, dated as of June 18, 2007, issued by Sionix Corporation to certain investors.

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

SIONIX CORPORATION
Date: August 14, 2007
	By:	/s/ James J. Houtz
James J. Houtz, President

By:	/s/ Robert McCray
Robert McCray, Chief Financial Officer