Form 10KSB
period 2007-09-30
SIONIX CORP
filed 2008-01-15
CIK 764667

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2007
Commission File No. 2-95626-D

SIONIX CORPORATION
(Name of small business issuer in its charter)

Nevada	87-0428526
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2082 Michelson Drive, Suite 304, Irvine, CA	92612
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number:    (949) 752-7980

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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☒

The issuer’s revenues for the year ended September 30, 2007 were $0.

The aggregate market value of the voting stock held by non-affiliates as of December 31, 2007, computed based on the closing price reported on the OTC Bulletin Board, was $24,386,575

As of December 31, 2007, there were 106,635,201 shares of Common Stock of the issuer outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

We design and develop turn-key stand-alone water treatment systems for: municipalities (both potable and wastewater), industrial (both make-up water and wastewater), emergency response, military and small residential communities. Sionix was initially incorporated in Utah in 1996, and reincorporated in Nevada in 2003. Our executive offices and principal operations are located at 2082 Michelson Drive, Suite 306, Irvine, California 92612, and our manufacturing facilities are located at 14271 Corporate Drive, Garden Grove, California 92708. Our telephone number is (949) 752-7980, and our website is located at www.sionix.com.

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

Aside from cost and logistical issues, however, there are many pathogens resistant to chlorine or small enough to pass through these existing methods of filtration. Illnesses such as hepatitis, gastroenteritis, Legionnaire's Disease, as well as increasingly pervasive chemical contaminants, have become increasingly common. One of the more difficult of these problems is monitoring and providing a barrier against microscopic protozoan parasites such as cryptosporidium (3-4 microns in size) and Giardia lamblia oocysts (5-7microns). These common organisms exist naturally in the digestive systems of livestock and wild animals, and end up in lakes and streams. They have caused severe illness in millions of people in the United States. Conventional "slow sand" water filtration beds, used in most of the nation's public water districts, will not filter out these parasites - the best treatment facilities are only able to remove particles larger than 10-15 microns.

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

A single unit should produce a minimum of 225 gallons of potable water per minute (about 325,000 gallons, or one acre-foot, per day), enough for a community of 2,400 people and its infrastructure - which is about 500-600 homes in the United States, based on U.S. Government guidelines. It is important to note that per capita usage of water in the U.S. is among the highest in the world. Two or more units can be ganged together for increased capacity.

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

Pilot Program-Villa Park Dam

In November of 2006 we entered into an oral agreement with the Serrano Water District in Orange County, California to install an Elixir system at the Villa Park Dam (near Anaheim, California) for testing of the system by processing flood water residue behind the dam. Under our arrangement, scientists and engineers from California State University at Fullerton are coordinating with the Serrano Water District to trace and record the cleaning efficiency for the various contaminants in the water (thought to be iron, manganese and algae) against the flow rate capacity of the Elixir system. The system placed at the dam site was designed by Sionix for research purposes and contains a variety of sampling sites within the system to extract and test water outside the system, as well as a suite of internal water quality measurement instruments to monitor the cleaning process.

Villa Park Dam is operated by Orange County Flood Control and is designed to check the flow of flood waters from several small watersheds in the northern Santa Ana Mountains. The dam is capable of impounding up to 15,000 acre-feet of water (4.9 billion gallons), although its purpose is to check and safely release the waters during periods of heavy rainfall into Santiago Creek, where it is diverted to groundwater recharge ponds or allowed to discharge to the ocean. Serrano Water District has rights to 3,000 acre-feet of water from the impoundment pool. Until now, impounded waters have been released to flow downstream during storms. However, under the project, rain and other water will flow down creeks and collect to form a useable pool of water behind the dam. This water slowly degrades during the summer and has been shown to be very septic and has exceptionally high values of iron and manganese. This water has been prohibitively expensive to treat for drinking water.

In May of 2007 we placed an Elixir system at the dam and began processing runoff water. We began a thorough evaluation of every component in the system during this testing period. Data are being used to evaluate the baseline water quality to be treated, as part of an ongoing water collection and analysis study of the Elixir water treatment system. Several testing and research programs to evaluate the treatment system have been implemented and will continue throughout the remainder of  2008.

During the next twenty-four months we plan to continue our testing program and demonstrate the ELIXIR water treatment system to potential clients at the Villa Park Dam under our arrangement with the Serrano Water District. We believe that this operation will position us to aggressively market the ELIXIR product. We plan to use these demonstrations  as a model for operation and installation. Once we have sufficient financing, we plan to engage in  promotional activities in connection with the operation of the unit, including media exposure and access to other public agencies and potential private customers. With the successful operation of the ELIXIR, we believe we will begin to receive orders for  units. We have demonstrated this unit to over fifty prospective clients.

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

Patents

We hold eight U.S. patents on technology incorporated into the Elixir system and related components, with an additional two patents pending. Our patents cover process, system and waste handling, an automatic backflushing system using air pressure to activate the valves, the ozone mixing system, and the inline wet-chemistry water quality monitoring system. The extent to which patents provide a commercial advantage, or inhibit the development of competing products, varies. We plan to be aggressive in securing additional patents to further protect and position Sionix for the future. We also rely on common law concepts of confidentiality and trade secrets, as well as economic barriers created by the required investments in tooling and technical personnel and the development of customer relationships, to protect our proprietary products.

Competition

Our products will compete with other producers of water filtration and purification equipment, such as USFilter and Cuno, Inc., many of which are more established and have significantly greater resources. We will also compete with large architectural/engineering firms that design and build water treatment plants and wastewater facilities. In addition to conventional methods such as chlorination and ozonation, our products may also compete with other new technologies for water filtration. Competitive factors include system effectiveness, operational cost and practicality of application, pilot study requirements and potential adverse environmental effects. In competing in this marketplace, we have to address the conservative nature of public water agencies and fiscal constraints on the installation of new systems and technologies.

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

Research and Development

Research and development expenses for the year ended September 30, 2007 were $0.  Research and development consists of fine-tuning the Elixir system for customer requirements, and making adjustments based on testing results.  Our policy is to capitalize only the  direct costs associated with tooling for new products .  All other costs, including salaries and wages of employees included in research and development, are expensed as incurred.

Manufacturing and Raw Materials

We have established our initial manufacturing and research and development facility in Garden Grove, California to commence production of the ELIXIR water treatment systems.  In November 2007, we acquired substantially all of the machinery and inventory of raw materials  of RJ Metals, Inc. a manufacturer of specialty metal components. The machine shop operation of RJ Metals was moved into our manufacturing facility and will be used to fabricate parts and components for our systems at such time as we have sufficient financing. For those parts to be supplied by outside sources, we plan to specify parts from multiple sources for independence from manufacturers and distributors.  Raw materials to be used will include bronze, brass, cast iron, steel, PVC and plastic, and are available from multiple sources.

Employees

We have six full-time employees, none of whom are covered by any collective bargaining agreement. The Company considers its relationship with its employees to be good.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The disclosure and analysis in this report and in our other reports, press releases and public statements of our officers contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events, and may be identified by the fact that they do not relate strictly to historical or current facts. In particular, forward-looking statements include statements relating to future actions, prospective products or new product acceptance in the marketplace, future performance or results of current and anticipated products, sales efforts, expenses, and the outcome of contingencies and financial results. Many factors discussed in Part I of this report will be important in determining future results. We will have little or no control over many of these factors and any of these factors could cause our operating results and gross margins, and consequently the price of our common stock, to fluctuate significantly.

Any or all forward-looking statements in this report or any other report, and in any other public statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown uncertainties. No forward-looking statement can be guaranteed, and actual results may differ materially. We undertake no obligation to publicly update forward-looking statements, except as required by law. Shareholders are advised to consult further disclosures on related subjects on our other reports filed with the Securities and Exchange Commission. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions are factors that our management believes could cause actual results to differ materially from expected and historical results. Factors other than those included below could also adversely affect our business results. The following discussion is provided pursuant to the Private Securities Litigation Reform Act of 1995.

Prospective investors should carefully consider the following risk factors in evaluating our business. The factors listed below represent certain important factors that we believe could cause our business results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.

Risks Related To Our Company

We have never generated any revenues.

Although we have been in business for more than ten years, we have never generated any revenues from operations. We have been in a development stage since inception, and have yet to manufacture products for sale to customers. All of our working capital has been generated by sales of securities and loans.

We have a history of operating losses, which may continue.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of  $2,001,094  for the year ended September 30, 2007 and a net loss of  $774,887  for the year ended September 30, 2006. As of September 30, 2007 our accumulated deficit was $17,300,147 . We have not achieved profitability on a quarterly or on an annual basis. We may not be able to generate revenues or reach a level of revenue to achieve profitability.

Our future financial results, including our expected revenues, are unpredictable and difficult to forecast.

If we begin to generate revenues, it is likely that our revenues, expenses and operating results will fluctuate from quarter to quarter, which could increase the volatility of the price of our Common Stock. We expect that our operating results will continue to fluctuate in the future due to a number of factors, some of which are beyond our control. These factors include:

·	Our ability, thus far unproven, to sell our products.

·	If we receive orders for products, our ability to complete those orders in a timely fashion.

·	The costs we will incur in manufacturing products.

·	The costs of marketing our products, including customer relations and warranty repairs

Due to all of these factors, our operating results may fall below the expectations of investors, which could cause a decline in the price of our Common Stock.

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We will need to raise additional capital in the future, which may not be available on reasonable terms or at all. The raising of additional capital may dilute our current stockholders’ ownership interests. Our income from operations will not be sufficient to achieve our business plan. We will need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

·	pursuing growth opportunities, including more rapid expansion;
·	acquiring complementary businesses;

·	making capital improvements to improve our infrastructure;

·	hiring qualified management and key employees;

·	developing new products, accessories and services;

·	responding to competitive pressures; and

·	complying with regulatory requirements.

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. Registration rights agreements we have entered into in connection with private placements of our securities provide that we will not, without the prior written consent of the majority of registered holders of such securities, file or request the acceleration of any other registration statement filed with the SEC, subject to certain exceptions, until the SEC has declared the registration statement contemplated by those registration rights agreements effective. In addition, negative covenants in the purchase agreements limit our ability to raise additional capital, including through the incurrence of debt or liens on our properties or the issuance of equity securities that include registration rights. These negative covenants may impair our ability to raise additional capital. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

We may be required to pay liquidated damages to certain of our investors under certain circumstances.

We entered into registration rights agreements in connection with private placements of our securities. These registration rights agreements require us to pay partial liquidated damages under certain circumstances if we do not satisfy our obligations under such registration rights agreements, including our obligations to file or obtain or maintain the effectiveness of registration statements as required under these registration rights agreements. If we are unable to satisfy our obligations under these registration rights agreements and we are obligated to pay partial liquidated damages, it may adversely impact our financial condition.

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the period ended September 30, 2007 were prepared on a going concern basis in accordance with United States generally accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our inability to generate  revenue raises substantial doubt as to our ability to continue as a going concern. In the absence of  revenues, we are seeking to raise additional funds to meet our working capital needs principally through the additional sales of our securities or debt financings. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. In the event that these plans can not be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We intend to expand our operations and increase our expenditures in an effort to grow our business. If we are unable to achieve or manage significant growth and expansion, or if our business does not grow as we expect, our operating results may suffer.

Our business plan anticipates continued additional expenditure on development, manufacturing and other growth initiatives. We may not achieve significant growth. If achieved, significant growth would place increased demands on our management, accounting systems, network infrastructure and systems of financial and internal controls. We may be unable to expand associated resources and refine associated systems fast enough to keep pace with expansion, especially to the extent we expand into multiple facilities at distant locations. If we fail to ensure that our management, control and other systems keep pace with growth, we may experience a decline in the effectiveness and focus of our management team, problems with timely or accurate reporting, issues with costs and quality controls and other problems associated with a failure to manage rapid growth, all of which would harm our results of operations.

 Our ability to effectively recruit and retain qualified officers and directors could also be adversely affected if we experience difficulty in obtaining adequate directors’ and officers’ liability insurance.

We may be unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage us.

Losing key personnel or failing to attract and retain other highly skilled personnel could affect our ability to successfully grow our business.

Our future performance depends substantially on the continued service of our senior management and other key personnel. We do not currently maintain key person life insurance. If our senior management were to resign or no longer be able to serve as our employees, it could impair our revenue growth, business and future prospects.

To meet our expected growth, we believe that our future success will depend upon our ability to hire, train and retain other highly skilled personnel.  We cannot be sure that we will be successful in hiring, assimilating or retaining the necessary personnel, and our failure to do so could cause our operating results to fall below our growth and profit targets.

Rules issued under the Sarbanes-Oxley Act of 2002 may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our Common Stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for our effective management because of rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges and NASDAQ. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these recent changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of Common Stock on any stock exchange or NASDAQ (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

RISKS RELATED TO OUR BUSINESS

We Expect Intense Competition In Our Industry.

Many of our competitors are large, diversified manufacturing companies with significant expertise in the water quality business and contacts with water utilities and industrial water consumers. These competitors have significantly greater name recognition and financial and other resources. We cannot assure you that we will succeed in the face of strong competition from other water treatment companies.

Certain Aspects of Our Industry Are Subject To Government Regulation

Treatment of domestic drinking water and wastewater is regulated by a number of federal state and local agencies, including the U.S. Environmental Protection Agency. The changing regulatory environment, including changes in water quality standards, could adversely affect our business or make our products obsolete.

The Operation of Our Products Could Result In Product Liability Claims

We, like any other manufacturer of products that are designed to treat food or water that will be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among others, that our products fail to remove harmful contaminants or bacteria, or that our products introduce other contaminants into the water. While we intend to obtain product liability insurance, there can be no assurance that such insurance will continue to be available at a reasonable cost, or, if available, will be adequate to cover liabilities. We do not anticipate obtaining contractual indemnification from parties acquiring or using our products. In any event, any such indemnification if obtained will be limited by our terms and, as a practical matter, to the creditworthiness of the indemnifying party. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions.

Our water treatment system and the related technology is unproven and may not achieve widespread market acceptance among our prospective customers.

Although we have installed a water treatment system on a pilot basis, our products have not been proven in a commercial context over any significant period of time. We have developed our proprietary technology and processes for water treatment based on dissolved air flotation technology, which competes with other forms of water treatment technologies that currently are in operation throughout the United States. Our water treatment system and the technology on which it is based may not achieve widespread market acceptance. Our success will depend on our ability to market our system and services to businesses and water providers on terms and conditions acceptable to us and to establish and maintain successful relationships with various water providers and state regulatory agencies.

We believe that market acceptance of our system and technology and our related success will depend on many factors including:

•	the perceived advantages of our system over competing water treatment solutions;

•	the actual and perceived safety and efficacy of our system;

•	the availability and success of alternative water treatment solutions;

•	the pricing and cost effectiveness of our system;

•	our ability to access businesses and water providers that may use our system;

•	the effectiveness of our sales and marketing efforts;

•	publicity concerning our system and technology or competitive solutions;

•	timeliness in assembling and installing our system on customer sites;

•	our ability to respond to changes in the regulatory standards for levels of various contaminants; and

•	our ability to provide effective service and maintenance of our systems to our customers’ satisfaction.

If our system or technology fails to achieve or maintain market acceptance or if new technologies are introduced by others that are more favorably received than our technology, are more cost effective or otherwise render our technology obsolete, we may experience a decline in demand for our system. If we are unable to market and sell our system and services successfully, our revenues would decline and our operating results and prospects would suffer.

We have only recently leased a manufacturing facility for our products.

In September of 2007 we leased a 60,000 square foot manufacturing facility in Garden Grove, California. We have yet to commence manufacturing at the facility, and will be unable to do so until we obtain sufficient financing. In addition, we may encounter unexpected problems and expenses in making the facility ready to commence manufacturing.

We must meet evolving customer requirements for water treatment and invest in the development of our water treatment technologies.

If we are unable to develop or enhance our system and services to satisfy evolving customer demands, our business, operating results, financial condition and prospects will be harmed significantly. The market for water treatment is characterized by changing technologies, periodic new product introductions and evolving customer and industry standards. For instance, competitors in the water treatment industry are continuously searching for methods of water treatment that are more cost-effective and more efficient. Our current and prospective customers may choose water treatment systems that are offered at a lower price than our system. To achieve market acceptance for our system, we must effectively and timely anticipate and adapt to customer requirements and offer products and services that meet customer demands. This may cause us to pursue other technologies or capabilities through acquisitions or strategic alliances. Our customers may require us to provide water treatment systems for many different contaminants or higher volumes of water or to decrease the presence of contaminants. We also may experience design, engineering and other difficulties that could delay or prevent the development, introduction or marketing of any modifications to our system or our new services. Our failure to develop successfully and offer a system or services that satisfy customer requirements would significantly weaken demand for our system or services, which would likely cause a decrease in our revenues and harm our operating results. In addition, if our competitors introduce solutions and/or services based on new or alternative water treatment technologies, our existing and future system and/or services could become obsolete, which would also weaken demand for our system, thereby decreasing our revenues and harming our operating results.

Failure to protect our intellectual property rights could impair our competitive position.

Our water treatment systems utilize a variety of proprietary rights that are important to our competitive position and success. Because the intellectual property associated with our technology is evolving and rapidly changing, our current intellectual property rights may not protect us adequately. We rely on a combination of patents, trademarks, trade secrets and contractual restrictions to protect the intellectual property we use in our business. In addition, we generally enter into confidentiality or license agreements, or have confidentiality provisions in agreements, with our employees, consultants, strategic partners and customers and control access to, and distribution of, our technology, documentation and other proprietary information.

Because legal standards relating to the validity, enforceability and scope of protection of patent and intellectual property rights in new technologies are uncertain and still evolving, the future viability or value of our intellectual property rights is uncertain. Furthermore, our competitors independently may develop similar technologies that limit the value of our intellectual property or design around patents issued to us. If competitors or third parties are able to use our intellectual property or are able to successfully challenge, circumvent, invalidate or render unenforceable our intellectual property, we likely would lose any competitive advantage we might develop. We may not be successful in securing or maintaining proprietary or patent protection for the technology used in our system or services, and protection that is secured may be challenged and possibly lost.

Risks Related to Our Industry

Changes in governmental regulation and other legal uncertainties could adversely affect our customers or decrease demand for our systems, and thus harm our business, operating results and prospects.

In the United States, many different federal, state and local laws and regulations govern the treatment and distribution of  water, as well as and disposal of attendant wastes. The increased interest in the treatment of contaminated water due to increased media attention on the adverse health effects from contaminated drinking water may result in intervention by the EPA or state regulatory agencies under existing or newly enacted legislation and in the imposition of restrictions, fees or charges on users and providers of products and services in this area. These restrictions, fees or charges could adversely affect our potential customers, which could negatively affect our revenues. Conversely, the failure of the EPA or state regulatory agencies to act on a timely basis to set interim or permanent standards for pollutants, or to delay effective dates for standards for pollutants, grant waivers of compliance with such standards or take other discretionary actions not to enforce these standards, may decrease demand for our system if water utilities and agencies are not required to bring their water into compliance with such regulatory standards. While we are not aware of any currently proposed federal regulation directly affecting our business, we cannot predict whether there will be future legislation regarding the treatment and distribution of water and the disposal of attendant wastes.

Water treatment systems in the United States must generally be permitted by a regulatory agency prior to its use by our customers, and changing drinking water standards and other factors could affect the approval process with respect to our systems by such regulatory agencies.

In general, water treatment systems must be permitted by applicable state or local regulatory agencies prior to commencement of operations. We cannot assure you when or whether the various regulatory agencies will approve our system for use by our customers. The application process can be time consuming and often involves several information requests by the regulatory agencies with respect to the system. Any long waiting periods or difficulties faced by our customers in the application process could cause some of our customers to use competing technologies, products, services or sources of drinking water, rather than use our technology.

Demand for our products could be adversely affected by a downturn in government spending related to water treatment, or in the cyclical residential or non-residential building markets.

Our business will be dependent upon spending on water treatment systems by utilities, municipalities and other organizations that supply water, which in turn is often dependent upon residential construction, population growth, continued contamination of water sources and regulatory responses to this contamination. As a result, demand for our water treatment systems could be impacted adversely by general budgetary constraints on governmental or regulated customers, including government spending cuts, the inability of government entities to issue debt to finance any necessary water treatment projects, difficulty of customers in obtaining necessary permits or changes in regulatory limits associated with the contaminants we seek to address with our water treatment system.  A slowdown of growth in residential and non-residential building would reduce demand for drinking water and for water treatment systems. The residential and non-residential building markets are generally cyclical, and, historically, down cycles have typically lasted a number of years. Any significant decline in the governmental spending on water treatment systems or residential or non-residential building markets could weaken demand for our systems.

We operate in a competitive market, and if we are unable to compete effectively, our business, operating results and prospects could suffer.

The market environment in which we operate is very dynamic and is characterized by evolving standards, the development of new technology, regulations which continually reduce the acceptable levels for contaminants and affect the means, methods and costs of disposing of wastes derived from water treatment.

We will compete with large water treatment companies, such as  USFilter Corporation, a subsidiary of Siemens AG. Our competition may vary according to the contaminant being removed. Many of our current and potential competitors have technical and financial resources, marketing and service organizations, and market expertise significantly greater than ours. Many of our competitors also have longer operating histories, greater name recognition and large customer bases. Moreover, our competitors may forecast the course of market developments more accurately and could in the future develop new technologies that compete with our system and/or services or even render our system and/or services obsolete. Due to the evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further increasing competition. These competitors may be able to reduce our market share by adopting more aggressive pricing policies than we can or by developing technology and services that gain wider market acceptance than our system and/or services. Existing and potential competitors also may develop relationships with distributors of our system and services or third parties with whom we have strategic relationships in a manner that could harm our ability to sell, market and develop our system and services significantly. If we do not compete successfully we may never achieve significant market penetration and we may be unable to maintain or increase our business or revenues, causing our operating results and prospects to suffer.

RISKS RELATED TO OUR COMMON STOCK

You may have difficulty trading our Common Stock as there is a limited public market for shares of our Common Stock.

Our Common Stock is currently quoted on the NASD’s OTC Bulletin Board under the symbol “SINX.OB.” Our Common Stock is not actively traded and there is a limited public market for our Common Stock. As a result, a stockholder may find it difficult to dispose of, or to obtain accurate quotations of the price of, our Common Stock. This severely limits the liquidity of our Common Stock, and would likely have a material adverse effect on the market price for our Common Stock and on our ability to raise additional capital. An active public market for shares of our Common Stock may not develop, or if one should develop, it may not be sustained.

Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of our Common Stock which may affect the trading price of our Common Stock.

Our Common Stock is currently quoted on the NASD’s OTC Bulletin Board.  Stocks such as ours which trade below $5.00 per share are considered “penny stocks” and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our Common Stock and reducing the liquidity of an investment in our Common Stock.

We do not anticipate dividends to be paid on our Common Stock, and stockholders may lose the entire amount of their investment.

A dividend has never been declared or paid in cash on our Common Stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our Common Stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 150,000,000 shares of Common Stock.  As of  December 31,  2007, there were106,635,201 shares of Common Stock outstanding.  We may also issue additional shares of our Common Stock or other securities that are convertible into or exercisable for Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes.  The future issuance of any such additional shares of our Common Stock or other securities may create downward pressure on the trading price of our Common Stock.  There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our Common Stock are currently quoted on the OTC Bulletin Board.

Even though we are not a California corporation, our Common Stock could still be subject to a number of key provisions of the California General Corporation Law.

Under Section 2115 of the California General Corporation Law (the “CGCL”), corporations not organized under California law may still be subject to a number of key provisions of the CGCL. This determination is based on whether the corporation has significant business contacts with California and if more than 50% of its voting securities are held of record by persons having addresses in California. In the immediate future, we will continue the business and operations of Sionix in California, and a majority of our business operations, revenue and payroll will be conducted in, derived from, and paid to residents of California. Therefore, depending on our ownership, we could be subject to certain provisions of the CGCL. Among the more important provisions are those relating to the election and removal of directors, cumulative voting, standards of liability and indemnification of directors, distributions, dividends and repurchases of shares, shareholder meetings, approval of certain corporate transactions, dissenters' and appraisal rights, and inspection of corporate records.

ITEM 2. DESCRIPTION OF PROPERTY.

Our corporate headquarters consists of approximately 1,994 square feet of office space  in Irvine, California. The lease covering this space expires in February 2009. Our manufacturing facilities, covering approximately 60,000 square feet,  are located in Garden Grove, California pursuant to a lease expiring in 2012. Our management believes the facilities will provide adequate space for our office, product assembly and warehouse activities, and that suitable additional space will be available to accommodate planned expansion.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time we are involved in routine legal proceedings, none of which is material to our financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended September 30, 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

Our common stock is quoted on the OTC Bulletin Board under the symbol “SINX”. The high and low closing prices of the Company’s common stock were as follows for the periods below. The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2007
First Quarter	.11	.04
Second Quarter	.46	.10
Third Quarter	.40	.25
Fourth Quarter	.38	.27

	High	Low
Fiscal Year Ended September 30, 2006
First Quarter	.035	.012
Second Quarter	.02	.008
Third Quarter	.014	.003
Fourth Quarter	.06	.008

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business. Our Board of Directors will determine future dividend policy based upon conditions at that time, including our earnings and financial condition, capital requirements and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the Company’s equity compensation plans as of September 30, 2007.
No. of securities to
be issued
	upon exercise of	Weighted average	No. of securities
	outstanding	exercise price of	remaining available
	options,	outstanding	for future issuance
	warrants	options, warrants	under equity
Plan category	and rights	and rights	compensation plans
Equity compensation plans approved by stockholders	-0-	-	-0-

Equity compensation plans not approved by stockholders	7,343,032	.15	233,648

Total	7,343,032	.15	233,648

Recent Issuances of Unregistered Securities

In July of 2007 we completed a private offering, principally to private investment funds, in the amount of $1,025,000. The investors received Subordinated Convertible Debentures that bear interest at 8% per annum, mature twelve months after issuance, and are convertible into our Common Stock at a conversion price of $ .22 per share.

We believe the sale of securities described above was exempt from the registration provisions of the Securities Act of 1933 by reason of Section 4(2) thereof and Regulation D thereunder.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

General.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere in this report. Except for the historical information contained in this report, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from the results discussed in the forward-looking statements, as a result of certain factors including, but not limited to, those discussed elsewhere in this report.

Application of Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during fiscal 2007. Management believes the following critical accounting policies reflect its more significant estimates and assumptions.

Revenue Recognition. Although the Company has yet to generate sales, it plans to follow the guidance provided by SAB 104 for recognition of revenues. The Company does not plan to recognize revenue unless there is persuasive evidence of an arrangement, title and risk of loss has passed to the customer, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. In general, the Company plans to require a deposit from a customer before a unit is fabricated and shipped.  It is the Company's policy to require an arrangement with its customers, either in the form of a written contract or purchase order containing all of the terms and conditions governing the arrangement, prior to the recognition of revenue. Title and risk of loss will generally pass to the customer at the time of delivery of the product to a common carrier. At the time of the transaction, the Company will assess whether the sale price is fixed or determinable and whether or not collection is reasonably assured. If the sales price is not deemed to be fixed or determinable, revenue will be recognized as the amounts become due from the customer. The Company does not plan to offer a right of return on its products and the products will generally not be subject to customer acceptance rights. The Company plans to assess collectibility based on a number of factors, including past transaction and collection history with a customer and the creditworthiness of the customer. The Company plans to perform ongoing credit evaluations of its customers' financial condition. If the Company determines that collectibility of the sales price is not reasonably assured, revenue recognition will be deferred until such time as collection becomes reasonably assured, which is generally upon receipt of payment from the customer. The Company plan to include shipping and handling costs in revenue and cost of sales.

Support Services. The Company plans to provide support services to customers primarily through service contracts, and  it will recognize support service revenue ratably over the term of the service contract or as services are rendered.

Warranties. The Company's products are generally subject to warranty, and related costs will be provided for in cost of sales when revenue is recognized. Once the Company has a history of sales, the Company's warranty obligation will be  based upon historical product failure rates and costs incurred in correcting a product failure. If actual product failure rates or the costs associated with fixing failures differ from historical rates, adjustments to the warranty liability may be required in the period in which determined.

Allowance for Doubtful Accounts. The Company will evaluate the adequacy of its allowance for doubtful accounts on an  ongoing basis through detailed reviews of its accounts and notes receivables.    Estimates will be used in determining the Company's allowance for doubtful accounts  and will be based on historical collection experience,  trends including prevailing economic conditions and adverse events that may affect a customer's ability to repay, aging of accounts and notes receivable by category, and other factors such as the financial condition of customers. This evaluation is inherently subjective because estimates may be revised in the future as more information becomes available about outstanding accounts.

Inventory Valuation. Inventories will be stated at the lower of cost or market, with costs generally determined on a first-in first-out basis. We plan to utilize both specific product identification and historical product demand as the basis for determining excess or obsolete inventory reserve. Changes in market conditions, lower than expected customer demand or changes in technology or features could result in additional obsolete inventory that is not saleable and could require additional inventory reserve provisions.

Goodwill and other Intangibles. Goodwill and intangible assets with indefinite lives will be tested annually for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (FAS 142). We will use our judgment in assessing whether assets may have become impaired between annual impairment tests. We perform our annual test for indicators of goodwill and non-amortizable intangible assets impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

Legal Contingencies. From time to time we are a defendant in litigation. As required by Financial Accounting Standards Board Statement No. 5 “Accounting for Contingencies” (FAS 5), we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. Final settlement of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

Plan of Operation.

During the next twenty-four months we plan to test and continue demonstrating the ELIXIR water treatment system to potential clients at the Villa Park Dam under our arrangement with the Serrano Water District. We believe that the operation of the unit at this facility will position us to aggressively market the ELIXIR to public water utilities, private companies and other potential customers.  These demonstrations will serve as a sales tool and a model for possible applications and installations. Once we obtain sufficient financing, we plan to engage in substantial promotional activities in connection with the operation of the unit, including media exposure and access to other public agencies and potential private customers. If the unit continues to operate successfully, we believe we can receive orders for operating units. We have demonstrated the unit at the Villa Park Dam to over fifty prospective clients.

We have established our manufacturing facility in Garden Grove, California to commence production of the units, and we have installed the machinery and tooling acquired from RJ Metals, Inc. in the building. Once we have obtained financing we will commence the search and hiring of employees to serve at the facility. We anticipate that most of our capital needs will need to be funded by equity financing until such time that we have received orders for, and deposits with respect to, our products.

Once we receive orders, we intend to manufacture Elixir systems at our facility to fulfill the orders and ship them to customers.

Results of Operations (Year Ended September 30, 2007 Compared To Year Ended September 30, 2006).

The Company was relatively inactive during most of the 2006 fiscal year due to lack of resources, although it reactivated operations in the last quarter. Revenues for both the 2006 and 2007 fiscal years were zero, as the Company had not yet commenced the sale of products. General and administrative expenses for the 2007 fiscal year totaled $1,423,346,, an increase of $784,087 over general and administrative expenses for the 2006 fiscal year, due to the maintenance of an office, financing activities, and costs associated with the establishment of the pilot project at the Villa Park Dam.. No research and development expenses were incurred in either year, due to the suspension of research and development activities in 2006 as a result of the lack of funds to finance such activities.

Interest expense for 2007 of  $235,557  represented an increase of $225,477, due largely to the issuance of convertible debt securities during the 2007 year.. During 2006 the Company incurred an extraordinary loss on settlement of debts of $94,221, with no corresponding loss during 2007. As a result of these items, the loss for the 2007 fiscal was $2,001,094, an increase of $1,226,207 over the loss for the 2006 fiscal year.

Liquidity and Capital Resources.

On September 30, 2007, the Company had cash and cash equivalents of $372,511 . The sole source of liquidity has been the sale of securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities and other financing activities, plus possible cash flow from operations during the 2008 fiscal year, will be sufficient to finance the Company's operations. However, the Company has no commitments for financing, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the fiscal year.

As of September 30, 2007, the Company had an accumulated deficit of $17,300,147. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

Recent Private Placements

In a private offering that commenced in October of 2006 and concluded in early 2007, we issued convertible bridge notes in the amount of $750,000 to a group of private investors. The notes bear interest at 10% per annum, expire eighteen months after issuance, and are convertible into our Common Stock at a conversion price of $ .04 per share. The holders have the option to convert accrued interest on these notes into Common Stock of the Company at the same conversion rate.

In June of 2007 we completed a private offering of 10% Convertible Promissory Notes of $86,000 to five private investors. The notes are convertible into Common Stock at a conversion price of $.01 per share: provided, however, that the right of the holders of these notes to convert is subject to the completion of certain financing milestones.

In July of 2007 we completed a private offering, principally to private investment funds, in the amount of $1,025,000. The investors received Subordinated Convertible Debentures that bear interest at 8% per annum, expire twelve months after issuance, and are convertible into our Common Stock at a conversion price of $ .22 per share. The investor also received warrants to purchase 1,693,179 shares.

Going Concern Opinion.

We currently have insufficient assets to continue our operations, unless we secure additional financing. As a result of our ongoing losses, lack of revenues from operations, and accumulated deficits, there is considerable doubt about our ability to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

SIONIX CORPORATION
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet as of September 30, 2007	F-3

Statements of Operations for the years ended September 30, 2007 and September 30, 2006 and Cumulative From Inception (October 3, 1994) to September 30, 2007	F-4

Statements of Stockholders’ Equity (Deficit) from Inception (October 3, 1994) to September 30, 2007	F-5

Statements of Cash Flows for the years ended September 30, 2007 and September 30, 2006 and Cumulative From Inception (October 3, 1994) to September 30, 2007	F-9

Notes to Financial Statements	F-10

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sionix Corporation

We have audited the accompanying balance sheet of Sionix Corporation (a development stage entity) (a Nevada corporation) as of September 30, 2007 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2007 and 2006 and for the period from October 3, 1994 (inception) to September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sionix Corporation as of September 30, 2007 and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006 and for the period from October 3, 1994 (inception) to September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has deficit accumulated from inception amounting $17,300,147 at September 30, 2007 including a net loss of $2,001,094 incurred in the year ended September 30, 2007. These factors as discussed in Note 11 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California.

December 7, 2007

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
SEPTEMBER 30, 2007

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$372,511
Advance to employee	1,350

PROPERTY AND EQUIPMENT, net	40,834
DEPOSIT	104,600
Total assets	$519,295

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$157,399
Accrued expenses	1,687,673
Liquidated damage liability	15,375
Notes payable-related parties	129,000
Note payable-officers	19,260
Equity line of credit	27,336
Convertible notes, net	920,337
Total current liabilities	2,956,380

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 150,000,000 shares authorized;
107,117,101 shares issued and 106,635,201 shares outstanding	106,635
Additional paid-in capital	14,712,527
Shares to be issued	43,900
Deficit accumulated during development stage	(17,300,147)
Total stockholders' deficit	(2,437,085)
Total liabilities & stockholders' deficit	$519,295

The accompanying notes form an integral part of these financial statements

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Cumulative
			from Inception
	For the years ended September 30,		(October 3, 1994) to
	2007	2006	September 30, 2007

Revenues	$-	$-	$-

Operating expenses:
General and administrative	1,423,346	639,259	13,153,569
Research and development	-	-	1,449,474
Impairment of intangible assets	-	-	1,267,278
Inventory obsolescence	-	-	365,078
Depreciation and amortization	31,699	31,326	532,105
Legal settlement	-	-	(434,603)
Total operating expenses	1,455,045	670,585	16,332,901

Loss from operations	(1,455,045)	(670,585)	(16,332,901)

Other income (expenses)
Interest income	4,886	-	58,543
Interest expense	(235,557)	(10,080)	(470,244)
Beneficial conversion feature expense	(315,378)	-	(315,378)
Loss on settlement of debts	-	(94,221)	(230,268)

Total other expenses	(546,049)	(104,302)	(957,347)

Loss before income taxes	(2,001,094)	(774,887)	(17,290,248)

Income taxes	-	-	9,900

Net loss	$(2,001,094)	$(774,887)	$(17,300,147)

Basic and diluted loss per share	$(0.02)	$(0.01)

*Basic and diluted weighted average number of common stock outstanding
	106,207,706	102,524,186

*weighted average diluted number of shares are the same as basic weighted average number of shares as the effect is anti-dilutive

The accompanying notes form an integral part of these financial statements

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 3,1994) TO SEPTEMBER 30,2007

								Deficit	Total
	Common stock		Additional	Stock	Stock	Stock	Unamortized	accumulated	stockholders'
	Number of		paid-In	to be	subscription	to be	consulting fees	from	equity
	shares	Amount	capital	issued	receivable	cancelled		inception	(deficit)

Shares issued for cash-Oct 1994	10,000	$10	$90	$-	$-	$-	$-	$-	$100
Net loss for period Oct 3, 1994 to Dec 31, 1994	-	-	-	-	-	-	-	(1,521)	(1,521)
Balance December 31, 1994	10,000	10	90	-	-	-	-	(1,521)	(1,421)
Shares issued for assignment right	1,990,000	1,990	(1,990)	-	-	-	-	-	-
Issuance of shares for service	572,473	572	135,046	-	-	-	-	-	135,618
Issuance of shares for debt	1,038,640	1,038	1,164,915	-	-	-	-	-	1,165,953
Issuance of shares for cash	232,557	233	1,119,027	-	-	-	-	-	1,119,260
Issuance of shares for subscription
note receivable	414,200	414	1,652,658	-	(1,656,800)	-	-	-	(3,728)
production cost	112,500	113	674,887	-	(675,000)	-	-	-	-
Net loss for the year ended December 31, 1995	-	-	-	-	-	-	-	(914,279)	(914,279)
Balance December 31, 1995	4,370,370	4,370	4,744,633	-	(2,331,800)	-	-	(915,800)	1,501,403
Issuance of shares for reorganization	18,632,612	18,633	(58,033)	-	-	-	-	-	(39,400)
Issuance of shares for cash	572,407	573	571,834	-	-	-	-	-	572,407
Issuance of shares for service	24,307	24	24,283	-	-	-	-	-	24,307
Net loss for the nine month ended September 30, 1996	-	-	-	-	-	-	-	(922,717)	(922,717)
Balance September 30, 1996	23,599,696	23,600	5,282,717	-	(2,331,800)	-	-	(1,838,517)	1,136,000
Share issued for cash	722,733	723	365,857	-	-	-	-	-	366,580
Share issued for service	274,299	274	54,586	-	-	-	-	-	54,860
Cancellation of shares	(542,138)	(542)	(674,458)	-	675,000	-	-	-	-
Net loss for the year ended September 30, 1997	-	-	-	-	-	-	-	(858,915)	(858,915)
Balance September 30, 1997	24,054,590	24,055	5,028,702	-	(1,656,800)	-	-	(2,697,432)	698,525
Share issued for cash	2,810,000	2,810	278,190	-	-	-	-	-	281,000
Share issued for service	895,455	895	88,651	-	-	-	-	-	89,546
Shares issued for compensation	2,200,000	2,200	217,800	-	-	-	-	-	220,000
Cancellation of shares	(2,538,170)	(2,538)	(1,534,262)	-	1,656,800	-	-	-	120,000
Net loss for the year ended September 30, 1998	-	-	-	-	-	-	-	(1,898,376)	(1,898,376)
Balance September 30, 1998	27,421,875	27,422	4,079,081	-	-	-	-	(4,595,808)	(489,305)
Shares issued for compensation	3,847,742	3,847	389,078	-	-	-	-	-	392,925
Share issued for service	705,746	706	215,329	-	-	-	-	-	216,035
Share issued for cash	9,383,000	9,383	928,917	-	-	-	-	-	938,300
Net loss for the year ended September 30, 1999-Restated	-	-	-	-	-	-	-	(1,158,755)	(1,158,755)
Balance September 30, 1999	41,358,363	41,358	5,612,405	-	-	-	-	(5,754,563)	(100,800)
Share issued for cash	10,303,500	10,304	1,020,046	-	-	-	-	-	1,030,350
Shares issued for compensation	1,517,615	1,518	1,218,598	-	-	-	-	-	1,220,116
Shares issued for service	986,844	986	253,301	-	-	-	-	-	254,287
Net loss for the year ended September 30, 2000	-	-	-	-	-	-	-	(2,414,188)	(2,414,188)
Balance September 30, 2000	54,166,322	54,166	8,104,350	-	-	-	-	(8,168,751)	(10,235)
Shares issued for service and prepaid expenses	2,517,376	2,517	530,368	-	-	-	(141,318)	-	391,567
Share issued for cash	6,005,000	6,005	594,495		-	-	-	-	600,500
100,000 share to be issued for cash	-	-	-	10,000	-	-	-	-	10,000
639,509 Shares to be issued for debt settlement in 2001	-	-	-	103,295	-	-	-	-	103,295
Net loss for the year ended September 30, 2001	-	-	-	-	-	-	-	(1,353,429)	(1,353,429)

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 3,1994) TO SEPTEMBER 30,2007
-continued

Balance September 30, 2001	62,688,698	62,688	9,229,213	113,295	-	-	(141,318)	(9,522,180)	(258,302)
Shares issued for service and prepaid expenses	1,111,710	1,112	361,603	-	-	-	54,400	-	417,115
Shares issued as contribution	100,000	100	11,200	-	-	-	-	-	11,300
Shares issued for compensation	18,838	19	2,897	-	-	-	-	-	2,916
Share issued for cash	16,815,357	16,815	1,560,782	(10,000)	-	-	-	-	1,567,597
Shares issued for debt settlement	1,339,509	1,340	208,639	(103,295)	-	-	-	-	106,684
Shares to be issued for services related to
equity raising - 967,742 shares	-	-	(300,000)	300,000	-	-	-	-	-
Cancellation of shares	(7,533,701)	(7,534)	-	-	-	-	-	-	(7,534)
Net loss for the year ended September 30, 2002	-	-	-	-	-	-	-	(1,243,309)	(1,243,309)
Balance September 30, 2002	74,540,411	74,540	11,074,334	300,000	-	-	(86,918)	(10,765,489)	596,467
Shares issued for services	2,467,742	2,468	651,757	(300,000)	-	-	-	-	354,225
Shares issued for capital equity line	8,154,317	8,154	891,846	-	-	-	-	-	900,000
Amortization of consulting fees	-	-	-	-	-	-	86,918	-	86,918
Cancellation of shares	(50,000)	(50)	50	-	-	-	-	-	-
7,349,204 shares to be cancelled	-	-	7,349	-	-	(7,349)	-	-	-
Net loss for the year ended September 30, 2003	-	-	-	-	-	-	-	(1,721,991)	(1,721,991)
Balance September 30, 2003	85,112,470	85,112	12,625,336	-	-	(7,349)	-	(12,487,480)	215,619
Shares issued for capital equity line	19,179,016	19,179	447,706	-	-	-	-	-	466,885
Shares issued for services	5,100,004	5,100	196,997	-	-	-	(13,075)	-	189,022
963,336 shares to be issued for cash	-	-	-	28,900	-	-	-	-	28,900
500,000 shares to be issued for debt settlement	-	-	-	15,000	-	-	-	-	15,000
Cancelled shares	(7,349,204)	(7,349)	-	-	-	7,349	-	-	-
Net loss for the year ended September 30, 2004	-	-	-	-	-	-	-	(1,568,770)	(1,568,770)
Balance September 30, 2004	102,042,286	102,042	13,270,039	43,900	-	-	(13,075)	(14,056,250)	(653,344)
Amortization of consulting fees	-	-	-	-	-	-	13,075	-	13,075
Net loss for the year ended September 30, 2005	-	-	-	-	-	-	-	(467,917)	(467,917)
Balance September 30, 2005	102,042,286	102,042	13,270,039	43,900	-	-	-	(14,524,167)	(1,108,186)
Net loss for the year ended September 30, 2006	-	-	-	-	-	-	-	(774,887)	(774,887)
Balance September 30, 2006	102,042,286	102,042	13,270,039	43,900	-	-	-	(15,299,053)	(1,883,072)
Stock issued for consulting	4,592,915	4,593	80,336	-	-	-	-	-	84,929
Warrants issued on convertible notes	-	-	340,583	-	-	-	-	-	340,583
Beneficial conversion feature	-	-	1,021,569	-	-	-	-	-	1,021,569
Net loss for the year ended September 30, 2007	-	-	-	-	-	-	-	(2,001,094)	(2,001,094)
Balance September 30, 2007	106,635,201	$106,635	$14,712,527	$43,900	$-	$-	$-	$(17,300,147)	$(2,437,085)

The accompanying notes form an integral part of these financial statements

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Years ended Septembert 30,		Cumulative from inception (October 3, 1994) to
	2007	2006	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,001,094)	$(774,887)	$(17,300,147)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	31,699	31,326	619,022
Amortization of consulting fees	-	-	13075
Beneficial conversion feature	315,378	-	315,378
Warrants issued for consulting services and convertible notes	106,111	-	106,111
Issuance of common stock for compensation	-	-	1,835,957
Issuance of common stock for services	84,929	-	2,181,486
Impairment of assets	-	-	514,755
Write-down of obsolete assets	-	-	38,862
Impairment of intangible assets	-	-	1,117,601
Loss on settlement of debts	-	94,221	130,268
Changes in current assets and liabilities:
Decrease in other assets	-	-	40,370
Increase in advance to employee	(1,350)	-	(512,077)
Decrease in other receivable	-	-	3,000
Increase in deposits	(104,600)	-	(104,600)
Increase (decrease) in accounts payable	(115,211)	50,147	227,399
Increase (decrease) in accrued expense	566,277	553,953	1,702,873
Total adjustments	883,233	729,647	8,229,479
Net cash used in operating activities	(1,117,861)	(45,240)	(9,070,667)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	-	-	(154,061)
Purchase of equipment	(27,772)	-	(407,946)
Net cash used in investing activities	(27,772)	-	(562,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	1,861,000	49,440	2,318,433
Proceeds from/(payment for) notes payable under equity line of credit	(300,000)	-	456,000
Payment of notes to officers	(47,400)	-	(199,242)
Issuance of common stock for cash	-	-	7,376,094
Receipt of cash for stock to be issued	-	-	53,900
Net cash provided by financing activities	1,513,600	49,440	10,005,185

Net increase in cash & cash equivalents	367,967	4,201	372,511

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	4,544	343	-

CASH & CASH EQUIVALENTS, END OF PERIOD$	$372,511	$4,544	$372,511

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes form an integral part of these financial statements

Note 1.     ORGANIZATION AND DESCRIPTION OF BUSINESS

         Sionix Corporation (the "Company") was incorporated in Utah in 1985.The Company was formed to design, develop, and market automatic water filtration system primarily for small water districts.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

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

PROVISION FOR INCOME TAXES

     The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ADVERTISING

         The cost of advertising is expensed as incurred. Total advertising costs were $4,555 and $3,355 for the years ended September 30, 2007 and 2006,respectively.

STOCK BASED COMPENSATION

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

EARNINGS PER SHARE

             Statement of Financial Accounting Standards No. 128, “Earnings per share” requires the presentation of basic earnings per share and diluted earnings per share.  Basic and diluted earnings per share computations are presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year.

             Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding for the year.  “Diluted” earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding, and the dilutive effect of outstanding stock options (applying the treasury stock method).

          The Company had 7,343,032 of granted stock options and 2,159,088 of granted stock warrants that were exercisable as of September 30, 2007.

          The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended September 30,	2007			2006
Basic earnings per shares:	Net loss	Shares	Per Share	Net loss	Shares	Per Share
Net loss available to common stockholders	$(2,001,094)	106,207,706	$(0.02)	$(774,887)	102,524,186	$(0.01)
Effect of dilutive securities
None	-	-	-	-	-	-

Diluted earnings per share:	$(2,001,094)	106,207,706	$(0.02)	$(774,887)	102,524,186	$(0.01)

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

 RECLASSIFICATIONS

         Certain items in the prior year financial statements have been reclassified to conform to current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

RECENT PRONOUNCEMENTS
   In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

   In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.  A brief description of the provisions of this Statement

b.  The date that adoption is required

c.  The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

   The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

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

In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. This is statement has no effect on the financial statements as the does not have any outstanding non-controlling interest.

3.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2007.

Equipment and Machinery	$213,166
Furniture and Fixtures	24,594
237,760
Less accumulated depreciation	(196,926)
$40,834

         Depreciation expenses for fiscal year ended September 30, 2007 and 2006 were $31,699 and $31,326, respectively.

4.     ACCRUED EXPENSES

Accrued expenses comprised of the following at September 30, 2007:

Accrued wages	$1,381,981
Auto allowance accruals	71,768
Interest payable	165,770
Other accruals	68,154
Total	$1,687,673

5.      NOTES PAYABLE - RELATED PARTIES

The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes are at interest rates up to 13% and are due on demand. As of September 30, 2007,notes payable amounted to $129,000. Accrued interest on the notes amounted to $78,408 at September 30, 2007. Interest expenses on these notes for the years ended September 30, 2007 and 2006 amounted to $12,850 and $10,080 respectively.

6.     NOTES PAYABLE-OFFICERS

Notes payables to officers are unsecured, interest free and due on demand. Proceeds from these notes payable were used to pay ongoing operating expense. The balances at September 30, 2007 and 2006 were $19,260 and $66,660, respectively.

7.      NOTES PAYABLE UNDER EQUITY LINE OF CREDIT

During the year ended September 30, 2003, the Company received $1,307,500 proceeds from promissory notes to Cornell Capital Partners, LP, net of 4% fee of $56,000 and $36,500 for escrow and other fees. The Company has settled $900,000 by issuing shares of common stock during the year ended September 30, 2003 (note 7). The notes payable outstanding at September 30, 2003, amounted to $500,000. The balance for the note payable outstanding at September 30, 2004 and 2005 were $ 233,115 and $ 233,115, respectively.  In 2006, Company has entered into a settlement agreement with Cornell Capital Partner to pay the total amount of $327,336; $50,000 shall be paid on or before November 15, 2006, $25,000 payable per month on the 15th day of each month commencing December 15, 2006, with the balance of $27,336 due and payable on or before October 15, 2007. The Company recorded loss on settlement on debt of $94,221 for the year ended September 30, 2006. The balance as of September 30, 2007 is $27,336, which was subsequently paid in October 2007 (See note 13).

8.     CONVERTIBLE NOTES

BRIDGE NOTES:

As of September 30, 2007, the Company entered into various debenture agreements (the “Bridge Notes”) with several investors. Under the terms of the agreements, the notes bear interest at the rate of 10% per annum. The notes will automatically mature and the entire outstanding principal amount, together with all unpaid and accrued interest, shall become due and payable after the earlier of (i) the eighteen (18) month anniversary of the date of issuance (ii) an event of default or (iii) the closing of any equity related financing by the Company in which the gross proceeds to the Company are at least $2,500,000, unless, prior to such time, the notes have been converted into shares of the Company’s common stock.
In the first two closing of bridge note which took place in the last quarter of 2006 and first quarter of 2007 the Company received $750,000. These notes are convertible into shares of Common stock of the Company at $0.05 per share or shares of any equity security issued by the Company at a conversion price equal to the price at which such security is sold to any other party.

The conversion price is adjustable as per the terms of the agreement for the subsequent issuances of equity security at a price different than the conversion price.

In the event that the registration statement covering the underlying shares is not declared effective within 180 days after the closing, the conversion price shall be reduced by $0.0025 per share for each 30 day period that the effectiveness of the registration statement is delayed but in no case the conversion price to be reduced below $0.04 per share.

The conversion feature on the first two closings of bridge note is recorded on the effective conversion price as per the terms of the issue. The Company did not recorded any derivative liability on Bridge note as the maximum number of shares to be issued if converted are determinable and the Company has sufficient authorized capital to issue shares if converted.

In the third closing of bridge note which took place in second quarter of 2007 the Company received $86,000. These notes are convertible into shares of common stock of the Company at $0.01 per share or shares of any equity security issued by the Company at a conversion price equal to the price at which such security is sold to any other party. There are no registration rights provision associated with the third closing of bridge note and the note is convertible into shares at a fixed rate of $0.01 per share.

As of September 30, 2007 the Company had received $836,000 under the Bridge Notes. Calico Capital Management, LLC acted as an agent for Sionix in arranging the transaction with the placement fee of $75,000 for the above proceeds. The Company recorded Calico fees as an expense during the period.

No warrants have been issued as part of Bridge notes.

CONVERTIBLE NOTE 1:

On July 18, 2007 Sionix completed an offering of $1,025,000 of Subordinated Convertible Debentures to a group of institutional and accredited investors. The Subordinated Convertible Debentures are convertible into shares of Common Stock of Sionix at an initial conversion rate of $0.22 per share, subject to anti-dilution adjustments. The notes matures on various dates up to July 2008 and bears an interest at the rate of 8% per annum.

Under the terms of the Registration Rights Agreement, Sionix is required to file a registration statement under the Securities Act of 1933 Act in order to register the resale of the shares of Common Stock issuable upon conversion of the Subordinated Convertible Debentures and the Warrant Shares (collectively, the "Registrable Securities"). If Sionix does not file a registration statement with respect to the Registrable Securities within forty-five days following the closing of the Offering, or if the Registration Statement is not declared effective by the Securities and Exchange Commission within 90 days, then Sionix must pay to each purchaser damages equal to 1.5% of the purchase price paid by the purchaser for its Subordinated Convertible Debentures, for each 30 days that transpires after these deadlines. The amount of the aggregate damages payable by Sionix is limited to 15% of the purchase price. The Company had until August 31, 2007 to file the registration statement. The Company filed registration statement on November 14, 2007 after the expiration of 45 days and recorded $15,375 as liquidated damages for a period of one month as of September 30, 2007. No derivative liability is recorded as the amount of liquidated damage is fixed with a maximum ceiling.

Southridge Investment Group LLC, Ridgefield, Connecticut (“Southridge”) acted as agent for Sionix in arranging the transaction, and received a placement fee of $102,500. Southridge also received warrants to purchase 465,909 shares of Common Stock of Sionix, on the same terms and conditions as the Warrants issued to the purchasers. The Company recorded placement fees as an expense. The grant date fair value of the warrants amounted to $133,992 was calculated using the Black-Scholes option pricing model, using the following assumptions: risk free rate of return of 6%, volatility in the range of 122.67 and 195.97%, and dividend yield of 0% and expected life of five years. The Company recorded $33,180 as interest expense related to these warrants as of September 30, 2007.

As part of the above offering the Company issued 1,693,179 warrants to purchasers as of September 30, 2007. The grant date fair value of the warrants amounted to $307,403 was calculated using the Black-Scholes option pricing model, using the following assumptions: risk free rate of return of 6%, volatility of 122.67 and 195.97%, and dividend yield of 0% and expected life of five years. The Company recorded $72,926 as interest expense related to these warrants as of September 30, 2007.

As of September 30, 2007, the Company recorded beneficial conversion feature expense of $315,378 and the unamortized beneficial conversion feature amount of $706,186 and unamortized warrant discount of $234,477 showing as net of the note payable amount of $920,337 on convertible notes. The Company also recorded an interest expense of $86,899 on the notes.

9.    INCOME TAXES

Through September 30, 2007, the Company incurred net operating losses for tax purposes of approximately $11,415,000.  The net operating loss carry forward for federal and state purposes may be used to reduce taxable income through the year 2027. The availability of the Company's net operating loss carry forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The gross deferred tax asset balance as of September 30, 2007 is $4,008,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax asset at September 30, 2007 are as follows:

	2007	2006
Deferred tax asset	$4,008,000	$3,344,000
Less valuation allowance	(4,008,000)	(3,344,000)
	$-	$-

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate for years ended September 30, 2007 and 2006 are as follows:

	September 30, 2007		September 30, 2006
	Amount	Percent	Amount	Percent

Income tax expense/(benefit) at statutory federal rate	$(569,000)	(34.0)%	$(279,000)	(34.0)%
State income taxes expense (benefit), net of federal income tax	(95,000)	(6)%	(46,000)	(6)
Valuation allowance	664,000	40	325,000	40
	$0	0	$0	0%

A detail of the Company’s deferred tax assets and liabilities as of September 30, 2007 follows:

Warrants expense	$42,000
Beneficial conversion feature expense	126,000
Net operating loss carry-forwards	3,840,000
Valuation allowance	(4,008,000)
$0

10.    STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company has 150,000,000 authorized shares, par value $ .001 per share. As of September 30, 2007, the Company had 107,117,101 shares issued and 106,635,201 shares outstanding.

During the year ended September 30, 2007, the company issued 3,292,915 shares, valued at $0.01 per share, and 1,300,000 shares valued at $0.04 per share for consulting services recorded at the fair market value.

STOCK OPTIONS

2001 Executive Officers Stock Option Plan

         On October of 2000, the company entered into amendments to the employment agreement with each of the executive officers eliminating the provisions of stock bonuses. In lieu of the bonus provision, the Company adopted the 2001 Executive Officers Stock option Plan. The Company reserved 7,576,680 shares for issuance under the plan.

Options outstanding:

	Weighted Average Exercise Price	Number of Options	Aggregate intrinsic value

Outstanding at September 30, 2006	$0.15	7,343,032	$-
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at September 30, 2007	$0.15	7,343,032	$1,248,315

         A summary of the Company’s option activity is listed below:

Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable
$0.15	7,343,032	7,343,032	2.5 years	$0.15	$0.15

         The fair value of the options was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions for the years ended September 30, 2007 and 2006: dividend yields of 0%; risk free interest rates of 6%; expected volatility of 100% and expected lives of 4.9 years.

         During the year ended September 30, 2007 the Company did not issue any new options.

STOCK WARRANTS

Warrants outstanding:

	Aggregate Intrinsic Value	Number of Warrants
Outstanding at September 30, 2006	$--	-
Granted		2,159,088
Exercised		-
Cancelled		-
Outstanding at September 30, 2007	$-	2,159,088

Outstanding Warrants

Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.50	2,159,088	4.8 years	$0.50

All outstanding warrants were exercisable as of September 30, 2007.

11.    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2007, the Company has incurred cumulative losses of $17,300,147, including a  loss for the year ended September 30, 2007 of $2,001,094. As the Company has no cash flow from operations,  its  ability to transition from a development stage company to an operating company  is entirely dependent upon obtaining adequate financing to finance its overhead, research and development activities, and acquisition of production s equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its cost structure. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. Its ability to meet  its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if obtained, any such financing will likely involve additional fees and debt service requirements. Accordingly, there is no assurance that the Company will be able to implement its plans.

The Company expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. It expects to incur increasing sales and marketing, research and development and general and administrative expenses. Also, the Company has substantial amount of short-term debt, which will need to be repaid or refinanced, unless converted into equity. As a result, if it begins to generate revenues from operations, those revenues will need to be significant in order to cover current and anticipated expenses. These factors have raised substantial doubt about the Company's ability to continue as a going concern unless it is able to obtain substantial additional financing in the short term and the ability to generate revenues over the long term. If the Company is unable to obtain financing, it would likely discontinue operations.

12.    COMMITMENT

On February 19, 2007 the Company entered into a two year lease agreement beginning March 1, 2007. According to the terms of the agreement, at the beginning of each lease year, the then most recently published Consumer Price Index (CPI) figure shall be determined and the monthly rental payable for the succeeding lease year will be calculated. The future aggregate minimum annual lease payments arising from these lease agreements are as follows.

During the year ended September 30,
2008	$55,200
2009	$23,000
Thereafter	-
Total	78,200

Total rent expense under these operating lease was approximately $32,200 for the year ended September 30, 2007.

13.    SUBSEQUENT EVENTS

The Company paid $27,336 plus interest of $13,859 against note payable under equity line of credit in October 2007 (See note 7).

Agreements with Richard Papalian

On December 19, 2007, the Registrant entered into a one year Employment Agreement with Richard H. Papalian (the “Employment Agreement”), pursuant to which Mr. Papalian has been appointed as the Chief Executive Officer of the Registrant and elected to fill a vacancy on the Registrant’s board of directors. Mr. Papalian will not receive a cash salary or any fringe benefits under the Employment Agreement. Instead, pursuant to a Notice of Grant of Stock Option and a Stock Option Agreement dated December 19, 2007, the Registrant has granted Mr. Papalian a five year option to purchase up to 8,539,312 shares of common stock of the Registrant, at an exercise price of $0.25 per share (the “Papalian Option”), which represents 5% of the currently outstanding shares of common stock of the Registrant on a fully diluted basis.

Agreements with Mark Maron

On December 19, 2007, the Registrant entered into a one year Consulting Agreement with Mark Maron (the “Consulting Agreement”), pursuant to which Mr. Maron has been appointed as Special Adviser to the Registrant. Mr. Maron will not receive cash remuneration under the Consulting Agreement. Instead, pursuant to and Notice of Grant of Stock Option and a Stock Option Agreement dated December 19, 2007, the Registrant has granted Mr. Maron a five year option to purchase up to 8,539,312 shares of common stock of the Registrant, at an exercise price of $0.25 per share (the “Maron Option”), which represents 5% of the currently outstanding shares of common stock of the Registrant on a fully diluted basis.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding requireddisclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROLS

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below is certain information regarding our directors, executive officers and key personnel.

Name	Age	Position	Director Since
Dr. John H. Foster	60	Chairman of the Board of Directors	2007
Richard H. Papalian	52	Chief Executive Officer and a Director	2007
James J. Houtz	69	President and a Director	1998
Robert McCray	72	Chief Financial Officer and a Director	1998
Rodney Anderson	81	Director	2001
David Ross	69	Director	2007
Dr. W. Richard Laton	43	Director	2007
Mark S. Maron	51	Special Advisor	N/A

Dr. Foster has been a consultant to Sionix since early 2004, and has served as Chairman of the Board of Directors since 2007. He is a Professor at California State University, Fullerton where he has taught for over 15 years. Prior to teaching he was employed as a senior geologist for the Irvine Consulting Group and Schaefer Dixon Associates, where he supervised the environmental division.

Mr. Papalian became Chief Executive Officer in December 2007. He founded Papalian Capital Partners, Inc., a real estate investment and development firm, in January 2007 and has served as its CEO since then. Prior to founding Papalian Capital Partners, Mr. Papalian was Co-President and COO of JRK Asset Management Inc., a privately held owner and operator of hotels and multi-family housing complexes throughout the United States. Prior to joining JRK, Mr. Papalian was COO and co-founder of Waybid Technologies LLC, a business-to-business Internet multi-listing service that utilized dynamic pricing models to optimize pricing for its clients. Previously, from 1977 to 1994, Mr. Papalian was founder CEO of The Promotion Agency, Inc., a marketing consulting/sales promotion agency with international clients.

Mr. Houtz has been President and a director of the Company since March 1998.

Mr. McCray has been Chief Financial Officer and a director of the Company since July 1998.

Mr. Anderson was President of R.J. Metal Products, Anaheim, California, a high technology research and development machine shop operation focused on commercial and military aircraft and aerospace projects, for more than 20 years. Sionix acquired RJ Metal Products in November of 2007. He has served on the Company's Board of Directors since 2001.

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

Mr. Maron was appointed as Special Advisor to the Board of Directors in December of 2007. He is a principal with Birchmont Capital Advisors, LLC, a real estate private equity firm founded in September 2005. Prior to joining Birchmont, Mr. Maron served as a Managing Director of investment banking in the Los Angeles office of Lehman Brothers, Inc. from 2000 to 2005. Previously, Mr. Maron was with Credit Suisse First Boston Corporation from 1983 to 2000 where he was responsible for managing the firm's western region investment banking effort and coverage of CSFB's financial institution clients in the western United States. Mr. Maron is a member of the Board of Directors of True Religion Apparel, Inc., a company whose securities are traded on Nasdaq.

Directors serve for one year and until their successors are duly elected and qualified. The Company has not established an executive committee of the Board of Directors or any committee that would serve similar functions such as an audit, incentive compensation or nominating committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder require the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies. Based solely on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirementsapplicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the information required by Securities and Exchange Commission Regulation S-B Item 402 as to the compensation paid or accrued by us for the years ended September 30, 2007 and 2006 for services rendered in all capacities, by all persons who served as our Chief Executive Officer or Chief Financial Officer and the other most highly compensated executive officer during the fiscal year ended September 30, 2007 (the “Named Executive Officers”).

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY (1)	BONUS	STOCK AWARDS	OPTION AWARDS	NON-EQUITY INCENTIVE PLAN COMPENSATION	NONQUALIFIED DEFERRED COMPENSATION EARNINGS	ALL OTHER COMPENSATION	TOTAL

James J. Houtz,	2007	$86,220	-0-	-0-	-0-	-0-	-0-	-0-	$86,220
President	2006	$79,836	-0-	-0-	-0-	-0-	-0-	-0-	$79,836

Robert McCray,	2007	$75,600	-0-	-0-	-0-	-0-	-0-	$15,000	$90,600
Chief Financial Officer	2006	$72,000	-0-	-0-	-0-	-0-	-0-	-0-	$72,000

(1)  All amounts shown represent accrued salary.  None of the amounts shown have been paid.

The following table sets forth certain information as of September 30, 2007 with respect to options held by the Named Executive Officers. The Company has no outstanding stock appreciation rights, either freestanding or in tandem with options. No options were issued during the past fiscal year.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of September 30 , 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
James J. Houtz	6,171,000	-0-	-0-	.15	April 20, 2011	-0-	-0-	-0-	-0-
Robert E. McCray	583,200	-0-	-0-	.15	April 20, 2011	-0-	-0-	-0-	-0-

Compensation of Directors

No director received any compensation during the fiscal year, except for consulting fees of $15,000 paid to Dr. W. Richard Laton for hydrogeology consulting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 30, 2007. The table sets forth the beneficial ownership of each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of Common Stock, each of our directors and executive officers, and all of our directors and executive officers as a group.

Name and Address	No. of Shares	Percentage

E. David Kailbourne	8,473,044	7.9%
3830 Highcrest Dr Brighton Mi 48116

James J. Houtz	6,268,167 (1)	6.1
2082 Michelson, Suite 306
Irvine , CA 92612

Robert E. McCray	933,200 (1)	0.9
2082 Michelson, Suite 306
Irvine , CA 92612

Rodney Anderson	300,901	0.2
2082 Michelson, Suite 306
Irvine , CA 92612

Dr. John H. Foster	150,000	0.1
2082 Michelson, Suite 306
Irvine , CA 92612

David Ross	115,000	0.1
2082 Michelson, Suite 306
Irvine , CA 92612

Dr. W. Richard Laton	50,000	-
2082 Michelson, Suite 306
Irvine , CA 92612

All Directors and Officers as a	7,817,268 (1)	7.6
Group (6 Persons)

* Less than 1%
____________________
(1) Consists principally of shares issuable upon exercise of currently exercisable options.

Beneficial ownership percentages are calculated based on Common Stock issued and outstanding as of September 30, 2007. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of Common Stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of September 30, 2007. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On November 7, 2007, we acquired substantially all of the assets of RJ Metals, Inc. a manufacturer of specialty metal components, for 3,400,000 shares of our Common Stock. Rodney L. Anderson, a member of our Board of Directors, was a director, officer and shareholder of RJ Metals and received 1,224,000 shares of Sionix Common Stock in the transaction, and is entitled to certain registration rights in connection therewith.

ITEM 13.  EXHIBITS

The following exhibits are filed herewith or incorporated by reference:

No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of the Company (1)

10.1	Lease between the Company and J. C. Brown Enterprises, dated February 19, 2007 (2)

10.2	Employment Agreement, dated September 30, 2003, between the Registrant and James J. Houtz (2)

10.3	Employment Agreement, dated October 1, 2005 between the Registrant and Robert E. McCray (2)

10.4	Form of Securities Purchase Agreement, dated as of June 18, 2007, between the Company and certain investors (3)

10.5	Form of Convertible Debenture, dated as of June 18, 2007, issued by the Company to certain investors. (3)

10.6	Form of Registration Rights Agreement, dated as of June 18, 2007, between the Company and certain investors (3).

10.7	Form of Warrant, dated as of June 18, 2007, issued by Sionix Corporation to certain investors. (3)

10.8	Lease between the Company and Klein Investments Family Limited Partnership, dated August 30, 2007 (4)

10.9	Share Exchange Agreement, dated November 7, 2007, between the Company and the shareholders of RJ Metals, Inc. (4)

10.10	Employment Agreement, dated December 19, 2007 between the Registrant and Richard H. Papalian (5)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on July 15, 2003, and incorporated herein by reference.

(2) Incorporated by reference from Registrant's Annual Report on Form 10-KSB, filed with the Commission on June 8, 2007, and incorporated herein by reference.

(3) Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on August 14, 2007, and incorporated herein by reference.

(4)  Incorporated by reference from Registrant's Registration Statement on Form SB-2, filed with the Commission on November 14, 2007, and incorporated herein by reference.

(5)  Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on December 20, 2007, and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by Kabani & Company, Inc. for professional services rendered for the fiscal years ended September 30, 2007 and 2006:

Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees

Audit Fees	$50,000	$30,000

Audit-Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total Fees	$50,000	$30,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Kabani & Company, Inc. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2006 or 2005.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors

The Company has no audit committee. The Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be provided for up to one year and any pre-approval would be detailed as to the particular service or category of services, and would be subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 15, 2008	Sionix Corporation By: /s/ Richard H. Papalian Richard H. Papalian, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(1) Principal Executive Officer

/s/ Richard H. Papalian	Chief Executive Officer and a Director	January 15, 2008
Richard H. Papalian

(2) Principal Financial and Accounting Officer

/s/ Robert McCray	Chief Financial Officer, Secretary and a Director	January 15, 2008
Robert McCray

(3) Directors

/s/ James R. Houtz	President and a Director	January 15, 2008
James R. Houtz

/s/ John Foster	Vice-Chairman of the Board of Directors	January 15, 2008
John Foster

/s/ Rodney L. Anderson	Director	January 15, 2008
Rodney L. Anderson

/s/ David Ross	Director	January 15, 2008
David Ross

/s/ W. Richard Laton	Director	January 15, 2008
W. Richard Laton