Form 10QSB
period 2007-12-31
SIONIX CORP
filed 2008-02-20
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Mark One
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2007; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________ ___________.

Commission File No. 002-95626-D

Sionix Corporation

(Exact name of registrant as specified in charter)

Nevada	87-0428526
(State or other juriesdiction of incorporation or organizeation)	(I.R.S. Employer Identification No.)

2082 Michelson Drive, Suite 304, Irvine, California 92612

(Address of principal executive offices)

(949) 752-79801

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

The number of shares of common stock outstanding at February 20, 2008 was 107,117,101 shares.

Transitional Small Business Format (Check one) Yes ☐No  ☒

SIONIX CORPORATION—FORM 10-QSB
TABLE OF CONTENTS

Part I - Financial Information

Item 1 - Financial Statements	Page Number

Balance Sheet at December 31, 2007 (unaudited)	1

Statements of Operations (unaudited) for the three month periods ended December 31, 2007 and December 31, 2006 and from inception (October 3, 1994) to December 31, 2007	2

Statements of Stockholders Equity (Deficit) for the period from inception (October 3, 1994) to December 31, 2007	3

Statements of Cash Flows (unaudited) for the three months ended December 31, 2007 and December 31, 2006 and from inception (October 3, 1994) to December 31, 2007	5

Notes to Unaudited Financial Statements	6

Forward-Looking Statements	17

Item 2 - Management’s Discussion and Analysis Or Plan of Operation	18

Item 3 - Controls and Procedures	22

Part II - Other Information

Item 1 - Legal Proceeding	23

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3 - Defaults upon Senior Securities	23

Item 4 - Submission of Matters to a Vote of Security Holders	23

Item 5 - Other Information	23

Item 6- Exhibits	23

Signatures	24

Certifications	25

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET DECEMBER 31, 2007
(Unaudited)

ASSETS

CURRENT ASSET:
Cash & cash equivalents	$1,366
Advance to employee	2,000

PROPERTY AND EQUIPMENT, net	59,343
DEPOSIT	104,600
Total assets	$167,309

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$344,853
Accrued expenses	1,777,077
Liquidated damage liability	61,500
Notes payable-related parties	124,000
Convertible notes, net	1,229,817
Total current liabilities	3,537,247

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 150,000,000 shares authorized;
107,117,101 shares issued and 106,635,201 shares outstanding	106,635
Additional paid-in capital	15,643,156
Shares to be issued	43,900
Deferred warrant expense	(67,038)
Deficit accumulated during development stage	(19,096,592)
Total stockholders' deficit	(3,369,938)
Total liabilities & stockholders' deficit	$167,309

The accompanying notes form an integral part of these unaudited financial statements

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For theThree Month Periods Ended December 31,		Cumulative from Inception (October 3, 1994) to
	2007	2006	Decembeer 31, 2007

Revenues	$-	$-	$-

Operating expenses:
General and administrative	1,367,677	202,938	14,519,764
Research and development	-	-	1,449,474
Impairment of intangible assets	-	-	1,267,278
Inventory obsolescence	-	-	365,078
Depreciation and amortization	8,157	7,793	540,262
Legal settlement	-	-	(434,603)
Total operating expenses	1,375,834	210,730	17,707,253

Loss from operations	(1,375,834)	(210,730)	(17,707,253)

Other income (expenses)
Interest income	913	106	59,456
Interest expense	(188,625)	(19,242)	(658,869)
Beneficial conversion feature expense	(231,998)	(1,482)	(548,858)
Loss on settlement of debts	-	-	(230,268)
Total other expenses	(419,710)	(20,618)	(1,378,540)

Loss before income taxes	(1,795,544)	(231,348)	(19,085,792)

Income taxes	900	900	10,800

Net loss	$(1,796,444)	$(232,248)	$(19,096,592)

Basic and diluted loss per share	$(0.02)	$(0.00)

*Basic and diluted weighted average number of common stock outstanding	107,117,101	105,459,175

*Weighted average diluted number of shares are the same as basic weighted average number of shares as the effect is anti-dilutive

The accompanying notes form an integral part of these unaudited financial statements

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 3, 1994) TO DECEMBER 31, 2007
(Unaudited)

									Deficit	Total
	Common stock		Additional	Stock	Deferred	Stock	Stock	Unamortized	accumulated	stockholders'
	Number of		paid-In	to be	Warrant	subscription	to be	consulting	from	equity
	shares	Amount	capital	issued	Expense	receivable	cancelled	fees	inception	(deficit)

Shares issued for cash-Oct 1994	10,000	$10	$90	$-	$-	$-	$-	$-	$-	$100
Net loss for period Oct 3, 1994 to Dec 31, 1994	-	-	-	-	-	-	-	-	(1,521)	(1,521)
Balance December 31, 1994	10,000	10	90	-	-	-	-	-	(1,521)	(1,421)
Shares issued for assignment right	1,990,000	1,990	(1,990)	-	-	-	-	-	-	-
Issuance of shares for service	572,473	572	135,046	-	-	-	-	-	-	135,618
Issuance of shares for debt	1,038,640	1,038	1,164,915	-	-	-	-	-	-	1,165,953
Issuance of shares for cash	232,557	233	1,119,027	-	-	-	-	-	-	1,119,260
Issuance of shares for subscription
note receivable	414,200	414	1,652,658	-	-	(1,656,800)	-	-	-	(3,728)
production cost	112,500	113	674,887	-	-	(675,000)	-	-	-	-
Net loss for the year ended December 31, 1995	-	-	-	-	-	-	-	-	(914,279)	(914,279)
Balance December 31, 1995	4,370,370	4,370	4,744,633	-	-	(2,331,800)	-	-	(915,800)	1,501,403
Issuance of shares for reorganization	18,632,612	18,633	(58,033)	-	-	-	-	-	-	(39,400)
Issuance of shares for cash	572,407	573	571,834	-	-	-	-	-	-	572,407
Issuance of shares for service	24,307	24	24,283	-	-	-	-	-	-	24,307
Net loss for the nine month ended September 30, 1996	-	-	-	-	-	-	-	-	(922,717)	(922,717)
Balance September 30, 1996	23,599,696	23,600	5,282,717	-	-	(2,331,800)	-	-	(1,838,517)	1,136,000
Share issued for cash	722,733	723	365,857	-	-	-	-	-	-	366,580
Share issued for service	274,299	274	54,586	-	-	-	-	-	-	54,860
Cancellation of shares	(542,138)	(542)	(674,458)	-	-	675,000	-	-	-	-
Net loss for the year ended September 30, 1997	-	-	-	-	-	-	-	-	(858,915)	(858,915)
Balance September 30, 1997	24,054,590	24,055	5,028,702	-	-	(1,656,800)	-	-	(2,697,432)	698,525
Share issued for cash	2,810,000	2,810	278,190	-	-	-	-	-	-	281,000
Share issued for service	895,455	895	88,651	-	-	-	-	-	-	89,546
Shares issued for compensation	2,200,000	2,200	217,800	-	-	-	-	-	-	220,000
Cancellation of shares	(2,538,170)	(2,538)	(1,534,262)	-	-	1,656,800	-	-	-	120,000
Net loss for the year ended September 30, 1998	-	-	-	-	-	-	-	-	(1,898,376)	(1,898,376)
Balance September 30, 1998	27,421,875	27,422	4,079,081	-	-	-	-	-	(4,595,808)	(489,305)
Shares issued for compensation	3,847,742	3,847	389,078	-	-	-	-	-	-	392,925
Share issued for service	705,746	706	215,329	-	-	-	-	-	-	216,035
Share issued for cash	9,383,000	9,383	928,917	-	-	-	-	-	-	938,300
Net loss for the year ended September 30, 1999-Restated	-	-	-	-	-	-	-	-	(1,158,755)	(1,158,755)
Balance September 30, 1999	41,358,363	41,358	5,612,405	-	-	-	-	-	(5,754,563)	(100,800)
Share issued for cash	10,303,500	10,304	1,020,046	-	-	-	-	-	-	1,030,350
Shares issued for compensation	1,517,615	1,518	1,218,598	-	-	-	-	-	-	1,220,116
Shares issued for service	986,844	986	253,301	-	-	-	-	-	-	254,287
Net loss for the year ended September 30, 2000	-	-	-	-	-	-	-	-	(2,414,188)	(2,414,188)
Balance September 30, 2000	54,166,322	54,166	8,104,350	-	-	-	-	-	(8,168,751)	(10,235)
Shares issued for service and prepaid expenses	2,517,376	2,517	530,368	-	-	-	-	(141,318)	-	391,567
Share issued for cash	6,005,000	6,005	594,495		-	-	-	-	-	600,500
100,000 share to be issued for cash	-	-	-	10,000	-	-	-	-	-	10,000
639,509 Shares to be issued for debt settlement in 2001	-	-	-	103,295	-	-	-	-	-	103,295
Net loss for the year ended September 30, 2001	-	-	-	-	-	-	-	-	(1,353,429)	(1,353,429)
Balance September 30, 2001	62,688,698	62,688	9,229,213	113,295	-	-	-	(141,318)	(9,522,180)	(258,302)
Shares issued for service and prepaid expenses	1,111,710	1,112	361,603	-	-	-	-	54,400	-	417,115
Shares issued as contribution	100,000	100	11,200	-	-	-	-	-	-	11,300
Shares issued for compensation	18,838	19	2,897	-	-	-	-	-	-	2,916
Share issued for cash	16,815,357	16,815	1,560,782	(10,000)	-	-	-	-	-	1,567,597
Shares issued for debt settlement	1,339,509	1,340	208,639	(103,295)	-	-	-	-	-	106,684
Shares to be issued for services related to					-
equity raising - 967,742 shares	-	-	(300,000)	300,000	-	-	-	-	-	-
Cancellation of shares	(7,533,701)	(7,534)	-	-	-	-	-	-	-	(7,534)
Net loss for the year ended September 30, 2002	-	-	-	-	-	-	-	-	(1,243,309)	(1,243,309)
Balance September 30, 2002	74,540,411	74,540	11,074,334	300,000	-	-	-	(86,918)	(10,765,489)	596,467
Shares issued for services	2,467,742	2,468	651,757	(300,000)	-	-	-	-	-	354,225
Shares issued for capital equity line	8,154,317	8,154	891,846	-	-	-	-	-	-	900,000
Amortization of consulting fees	-	-	-	-	-	-	-	86,918	-	86,918
Cancellation of shares	(50,000)	(50)	50	-	-	-	-	-	-	-

The accompanying notes form an integral part of these unaudited financial statements

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 3, 1994) TO DECEMBER 31, 2007
(Unaudited)

	Common stock
	Number of shares	Amount	Additional paid-In capital	Stock to be issued	Deferred Warrant Expense	Stock subscription receivable	Stock to be cancelled	Unamortized consultingfees	Deficit acumulated from inception	Total stockholders' equity (deficit)
7,349,204 shares to be cancelled	-	-	7,349	-	-	-	(7,349)	-	-	-
Net loss for the year ended September 30, 2003	-	-	-	-	-	-	-	-	(1,721,991)	(1,721,991)
Balance September 30, 2003	85,112,470	85,112	12,625,336	-	-	-	(7,349)	-	(12,487,480)	215,619
Shares issued for capital equity line	19,179,016	19,179	447,706	-	-	-	-	-	-	466,885
Shares issued for services	5,100,004	5,100	196,997	-	-	-	-	(13,075)	-	189,022
963,336 shares to be issued for cash	-	-	-	28,900	-	-	-	-	-	28,900
500,000 shares to be issued for debt settlement	-	-	-	15,000	-	-	-	-	-	15,000
Cancelled shares	(7,349,204)	(7,349)	-	-	-	-	7,349	-	-	-
Net loss for the year ended September 30, 2004	-	-	-	-		-	-	-	(1,568,770)	(1,568,770)
Balance September 30, 2004	102,042,286	102,042	13,270,039	43,900	-	-	-	(13,075)	(14,056,250)	(653,344)
Amortization of consuting fees	-	-	-	-	-	-	-	13,075	-	13,075
Net loss for the year ended September 30, 2005	-	-	-	-	-	-	-	-	(467,917)	(467,917)
Balance September 30, 2005	102,042,286	102,042	13,270,039	43,900	-	-	-	-	(14,524,167)	(1,108,186)
Net loss for the year ended September 30, 2006	-	-	-	-	-	-	-	-	(774,887)	(774,887)
Balance September 30, 2006	102,042,286	102,042	13,270,039	43,900	-	-	-	-	(15,299,053)	(1,883,072)
Stock issued for consulting	4,592,915	4,593	80,336	-	-	-	-	-	-	84,929
Warrants issued on convertible notes	-	-	340,583	-	-	-	-	-	-	340,583
Beneficial conversion feature	-	-	1,021,569	-	-	-	-	-	-	1,021,569
Net loss for the year ended September 30, 2007	-	-	-	-	-	-	-	-	(2,001,094)	(2,001,094)
Balance September 30, 2007	106,635,201	$106,635	$14,712,527	$43,900	-	-	-	-	(17,300,147)	(2,437,085)
Option issued to employee	-	-	414,909	-	-	-	-	-	-	414,909
Option issued to consultant	-	-	414,909	-	-	-	-	-	-	414,909
Warrants issued for services	-	-	100,811	-	(67,038)	-	-	-	-	33,773
Net loss for the three month period ended December 31, 2007	-	-	-	-	-	-	-	-	(1,796,444)	(1,796,444)
Balance December 31, 2007	106,635,201	$106,635	$15,643,156	$43,900	$(67,038)	$-	$-	$-	$(19,096,592)	$(3,369,938)

The accompanying notes form an integral part of these unaudited financial statements

SIONIX CORPORATION
STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

	For The Three Month Periods Ended December 31,		Cumulative from inception (October 3, 1994) to
	2007	2006	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,796,444)	$(232,248)	$(19,096,592)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	8,157	7,793	627,180
Amortizaton of consulting fees	-	-	13,075
Beneficial conversion feature	231,998	1,842	547,375
Stock based compensation expense - employee	414,909		414,909
Stock based compensation expense - consultant	414,909		414,909
Warrants issued for consulting services	111,255	-	217,366
Issuance of common stock for compensation	-	-	1,835,957
Issuance of common stock for services	-	32,929	2,181,486
Impairment of assets	-	-	514,755
Write-down of obsolete assets	-	-	38,862
Impairment of intangible assets	-	-	1,117,601
Loss on settlement of debts	-	-	130,268
Changes in current assets and liabilities:
Other assets	-	-	40,372
Advance to employee	(650)	-	(512,727)
Other receivable	-	-	3,000
Deposits	-	-	(104,600)
Accounts payable	187,454	(59,576)	414,853
Accrued expense	135,529	87,084	1,838,402
Total adjustments	1,503,561	70,072	9,733,042
Net cash used in operating activities	(292,883)	(162,176)	(9,363,550)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	-	-	(154,061)
Purchase of equipment	(26,666)	-	(434,612)
Net cash used in investing activities	(26,666)	-	(588,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts from (payments to) note payable	(5,000)	622,500	2,313,433
Receipts from (payment to) notes payble under equity line of credit	(27,336)	(75,000)	428,664
Payment of notes to officers	(19,260)	(18,800)	(218,502)
Issuance of common stock for cash	-	-	7,376,094
Receipt of cash for stock to be issued	-	-	53,900
Net cash provided by (used in) financing activities	(51,596)	528,700	9,953,589

Net increase (decrease) in cash & cash equivalents	(371,145)	366,524	1,366

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	372,511	4,544	-

CASH & CASH EQUIVALENTS, END OF PERIOD	$1,366	$371,068	$1,366

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes form an integral part of these unaudited financial statements

SINOIX CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Sionix Corporation (the "Company") was incorporated in Utah in 1985. The Company was formed to design, develop, and market automatic water filtration systems primarily for small water districts.

The Company reincorporated in Nevada effective July 1, 2003 pursuant to an Agreement and Plan of Merger between Sionix Corporation, a Utah corporation ("Sionix Utah") and its wholly-owned Nevada subsidiary, Sionix Corporation ("Sionix Nevada"). Under the merger agreement, Sionix Utah merged with and into Sionix Nevada, and each share of Sionix Utah’s common stock was automatically converted into one share of common stock, par value $0.001 per share, of Sionix Nevada. The merger was effected by the filing of Articles of Merger, along with the Agreement and Plan of Merger, with the Secretary of State of Nevada.

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is in the development stage and its efforts have been principally devoted to research and development, organizational activities, and raising capital. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these financial statements reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the three month period ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year ending September 30, 2008 and should be read in conjunction with the audited financial statements for the year ended September 30, 2007.

REVENUE RECOGNITION

Although the Company has yet to generate sales, it plans to follow the guidance provided by SAB 104 for recognition of revenues. The Company does not plan to recognize revenue unless there is persuasive evidence of an arrangement, title and risk of loss has passed to the customer, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. In general, the Company plans to require a deposit from a customer before a unit is fabricated and shipped. It is the Company's policy to require an arrangement with its customers, either in the form of a written contract or purchase order containing all of the terms and conditions governing the arrangement, prior to the recognition of revenue. Title and risk of loss will generally pass to the customer at the time of delivery of the product to a common carrier. At the time of the transaction, the Company will assess whether the sale price is fixed or determinable and whether or not collection is reasonably assured. If the sales price is not deemed to be fixed or determinable, revenue will be recognized as the amounts become due from the customer. The Company does not plan to offer a right of return on its products and the products will generally not be subject to customer acceptance rights. The Company plans to assess collectibility based on a number of factors, including past transaction and collection history with a customer and the creditworthiness of the customer. The Company plans to perform ongoing credit evaluations of its customers' financial condition. If the Company determines that collectibility of the sales price is not reasonably assured, revenue recognition will be deferred until such time as collection becomes reasonably assured, which is generally upon receipt of payment from the customer. The Company plans to include shipping and handling costs in revenue and cost of sales.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SUPPORT SERVICES

The Company plans to provide support services to customers primarily through service contracts, and it will recognize support service revenue ratably over the term of the service contract or as services are rendered.

WARRANTIES

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

INVENTORY VALUATION

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

SIONIX CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GOODWILL AND OTHER INTANGIBLES

Goodwill and intangible assets with indefinite lives will be tested annually for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets" (FAS 142). We will use our judgment in assessing whether assets may have become impaired between annual impairment tests. We perform our annual test for indicators of goodwill and non-amortizable intangible assets impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

LEGAL CONTINGENCIES

From time to time we are a defendant in litigation. As required by Financial Accounting Standards Board Statement No. 5 "Accounting for Contingencies" (FAS 5), we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. Final settlement of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

STOCK-BASED COMPENSATION

Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123-R, “Share-Based Payment”   (“SFAS 123-R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, to be based on their fair values. SFAS 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS 123-R. The Company has applied SAB 107 in its adoption of SFAS 123-R.

SIONIX CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The cost of advertising is expensed as incurred. Total advertising costs were $2,474 and $1,410 for the three month periods ended December 31, 2007 and 2006, respectively.

RECLASSIFICATION

For comparative purposes, the prior period’s financial statements have been reclassified to conform to report classifications of the current period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Company management is currently evaluating the effect of this pronouncement on its financial statements.

In February 2007, FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements. The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on the Company's financial statements.

SIONIX CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the Company's financial statements.

In December 2007, FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. This statement has no effect on the financial statements as the Company does not have any outstanding non-controlling interest.

NOTE 3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2007.

Equipment and machinery	$213,166
Furniture and fixtures	24,594
Leasehold improvements	26,666
264,426
Less accumulated depreciation	(205,083)
$59,343

Depreciation expenses for the three month periods ended December 31, 2007 and 2006 were $8,157 and $7,793, respectively.

SIONIX CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4.	ACCRUED EXPENSES

Accrued expenses were comprised of the following at December 31, 2007:

Payroll taxes	$202,496
Accrued salaries	1,236,853
Interest payable	183,156
Other accruals	154,572
Total	$1,777,077

NOTE 5.	NOTES PAYABLE

RELATED PARTIES

The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes are at interest rates up to 13% and are due on demand. As of December 31, 2007, notes payable amounted to $124,000. The Company recorded $3,239 of interest expense on those notes during the three month period ended December 31, 2007.

NOTE 6.	CONVERTIBLE NOTES

BRIDGE NOTES:

During the year ended September 30, 2007, the Company entered into various debenture agreements (the “Bridge Notes”) with several investors. Under the terms of the agreements, the Bridge Notes bear interest at the rate of 10% per annum. The Bridge Notes will automatically mature and the entire outstanding principal amount, together with all unpaid and accrued interest, shall become due and payable after the earlier of (i) the eighteen (18) month anniversary of the date of issuance (ii) an event of default or (iii) the closing of any equity related financing by the Company in which the gross proceeds to the Company are at least $2,500,000, unless, prior to such time, the Bridge Notes have been converted into shares of the Company’s common stock.

In the first two closings of the Bridge Notes which took place in the last quarter of 2006 and first quarter of 2007 the Company received $750,000. The Bridge Notes are convertible into shares of the Company’s common stock at $0.05 per share or shares of any equity security issued by the Company at a conversion price equal to the price at which such security is sold to any other party.

The conversion price is adjustable as per the terms of the agreement for the subsequent issuances of equity securities at a price different than the conversion price.

The Company was required to file a registration statement covering the underlying shares within 90 days from the closing of the offering. If the registration statement was not declared effective within 180 days after the closing, the conversion price is to be reduced by $0.0025 per share for each 30 day period that the effectiveness of the registration statement is delayed but in no case is the conversion price to be reduced below $0.04 per share. The Company filed the registration statement on November 14, 2007. The registration statement has not yet been declared effective.

SIONIX CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6.	CONVERTIBLE NOTES (continued)

The conversion feature of the Bridge Notes is recorded on the effective conversion price as per the terms of the issue. The Company did not record any derivative liability on the Bridge Notes as the maximum number of shares to be issued if converted is determinable and the Company had sufficient authorized capital to issue shares if converted.

In the second quarter of the 2007 fiscal year, the Company sold other notes pursuant to which it received proceeds of $86,000. These notes are convertible into shares of the Company’s common stock at $0.01 per share or shares of any equity security issued by the Company at a conversion price equal to the price at which such security is sold to any other party. There are no registration rights associated with these notes. The notes are convertible into shares at a fixed rate of $0.01 per share.

During the year ended September 30, 2007 the Company had received $836,000 under these financings. Calico Capital Management, LLC acted as an agent for the Company in arranging the above transactions.

No warrants have been issued as part of Bridge Notes or the notes issued in the second quarter of the 2007 fiscal year.

CONVERTIBLE NOTE 1:

On July 18, 2007 the Company completed an offering of $1,025,000 of Subordinated Convertible Debentures to a group of institutional and accredited investors. The Subordinated Convertible Debentures are convertible into shares of the Company’s common stock at an initial conversion rate of $0.22 per share, subject to anti-dilution adjustments. The notes mature on various dates up to July 2008 and bear interest at the rate of 8% per annum.

Under the terms of the Registration Rights Agreement, the Company is required to file a registration statement under the Securities Act of 1933 in order to register the resale of the shares of common stock issuable upon conversion of the Subordinated Convertible Debentures and the Warrant Shares (collectively, the "Registrable Securities"). If the Company does not file a registration statement with respect to the Registrable Securities within forty-five days following the closing of the Offering, or if the Registration Statement is not declared effective by the Securities and Exchange Commission within 90 days, then Sionix must pay to each purchaser damages equal to 1.5% of the purchase price paid by the purchaser for its Subordinated Convertible Debentures for each 30 days that transpires after these deadlines. The amount of the aggregate damages payable by the Company is limited to 15% of the purchase price. The Company had until August 31, 2007 to file the registration statement. The Company filed the registration statement on November 14, 2007 after the expiration of 45 days and recorded $61,500 as liquidated damages as at December 31, 2007 (Sep 30, 2007: $15,375). No derivative liability is recorded as the amount of liquidated damage is fixed with a maximum ceiling.

Southridge Investment Group LLC, Ridgefield, Connecticut (“Southridge”) acted as agent for the Company in arranging the above transaction. Southridge also received warrants to purchase 465,909 shares of the Company’s common stock on the same terms and conditions as the warrants issued to the purchasers. The Company recorded placement fees as an expense. The grant date fair value of the warrants amounted to $133,992 which was calculated using the Black-Scholes option pricing model, using the following assumptions: risk free rate of return of 6%, volatility

SIONIX CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6.	CONVERTIBLE NOTES (continued)

in the range of 122.67% and 195.97%, and dividend yield of 0% and expected life of five years. The Company recorded $33,773 as interest expense related to these warrants for the period ended December 31, 2007.

As part of the above offering the Company issued 1,693,179 warrants to purchasers as of December 31, 2007. The grant date fair value of the warrants amounted to $307,403 which was calculated using the Black-Scholes option pricing model, using the following assumptions: risk free rate of return of 6 % volatility of 122.67% and 195.97%, and dividend yield of 0% and expected life of five years. The Company recorded $77,851 as interest expense related to these warrants for the period ended December 31, 2007.

As of December 31, 2007, the Company recorded a beneficial conversion feature expense and warrant amortization of $309,479 and an unamortized beneficial conversion feature amount of $474,188 and unamortized warrant discount of $156,995 showing as net of the note payable amount of $1,229,817 on convertible notes. The Company also recorded an interest expense of $41,864 on the notes.

NOTE 7.	STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company has 150,000,000 authorized shares with $0.001 par value. As of December 31, 2007, the Company had 107,117,101 shares issued and 106,635,201 shares outstanding.

The Company did not issue shares of common stock during the three months ended December 31, 2007.

STOCK OPTIONS

In October 2000, the Company entered into amendments to the employment agreements of each of the executive officers eliminating the provisions of stock bonuses. In lieu of the bonus provision, the Company adopted the 2001 Executive Officers Stock Option Plan. The Company reserved 7,576,680 shares for issuance under the plan.

On December 19, 2007, the Company entered into a one year Employment Agreement with Richard H. Papalian pursuant to which Mr. Papalian has been appointed as the Company’s Chief Executive Officer. In terms of compensation, the Company granted Mr. Papalian a five year option to purchase up to 8,539,312 shares of the Company’s common stock at an exercise price of $0.25 per share. As per the terms of the stock option agreements, initially the options shall not be exercisable as to 340,000 shares of common stock. These options were issued outside of the 2001 Executive Officers Stock Option Plan.

On December 19, 2007, the Company entered into a one year Consulting Agreement with Mark Maron pursuant to which Mr. Maron has been appointed as Special Adviser to the Company. In terms of compensation, the Company granted Mr. Maron a five year option to purchase up to 8,539,312 shares of the Company’s common stock at an exercise price of $0.25 per. As per the terms of the stock option agreements, initially the options shall not be exercisable as to 340,000 shares of common stock. These options were issued outside of the 2001 Executive Officers Stock Option Plan.

During the three month period ended December 31, 2007 the Company recorded $829,818 as stock based compensation expense relating to the options granted.

SIONIX CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.	STOCKHOLDERS’ EQUITY (continued)

Options outstanding:

	Weighted average exercise price	Number of outstanding options	Aggregate intrinsic value
Outstanding as of September 30, 2007	$0.15	7,343,032	$-
Granted	0.25	17,078,624
Forfeited
Exercised
Outstanding as of December 31, 2007	$0.22	24,421,656	$660,873

A summary of the Company’s option activity is listed below:

Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Options Outstanding	Weighted- Average Exercise Price of Options Exercisable
$0.15	7,343,032	7,343,032	2.3 years	$0.15	$0.15
$0.25	17,078624	4,919,587	4.9 years	$0.25	$0.25

The fair value of the options granted in 2008 was calculated using the Black-Scholes option valuation model with the following assumptions: risk free rate of return of 2.875%, volatility of 116.23%, and dividend yield of 0% and expected life of five years. The grant date fair value of these options is $0.19 per option granted.

SIONIX CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.	STOCKHOLDERS’ EQUITY (continued)

STOCK WARRANTS

Warrants outstanding:

	Aggregate Intrinsic Value	Number of Warrants
Outstanding at September 30, 2007	$--	-
Granted		2,159,088
Exercised		-
Cancelled		-
Outstanding at December 31, 2007	$-	2,159,088

Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.50	2,159,088	4.6 years	$0.50

All outstanding warrants were exercisable as of December 31, 2007.

NOTE 8.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2007, the Company had incurred cumulative losses of $19,096,592 including a current loss of $1,796,444. The Company’s successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its research and development activities, production of its equipment and achieving a level of revenues adequate to support the Company’s cost structure. Management’s plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan.

NOTE 9	COMMITMENT

On February 19, 2007 the Company entered into a two year lease agreement beginning March 1, 2007. According to the terms of the agreement, at the beginning of each lease year, the then most recently published Consumer Price Index (CPI) figure shall be determined and the monthly rental payable for the succeeding lease year will be calculated

On August 30, 2007 the Company entered into a five year lease agreement beginning October 1, 2007. According to the terms of the agreement the monthly rent increases on an annual basis from $35,925 in year one to $40,434 in the fifth year of the lease.

SIONIX CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9	COMMITMENT (continued)

The future aggregate minimum annual lease payments arising from these lease agreements are as follows.

During the year ended December 31,
2008	$432,525
2009	444,036
2010	457,356
2011	471,072
2012	$404,340
Thereafter	-
Total	2,218,529

Total rent expense under these operating lease was approximately $67,800 for the quarter ended December 31, 2007.

NOTE 10. SUBSEQUENT EVENT

During February 2008, the Company has approved the Advisory Board compensation for past services performed by the outside advisors. According to the plan, each advisor will be compensated $5,000 per month for a total of 28.8 months. The total compensation of $576,000 is approved by the Board of Directors. The compensation is convertible into shares of the Company’s common stock at the rate of $0.05 per share.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB filed by Sionix Corporation contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

•	whether we will be able to find financing to continue our operations;

•	whether there are changes in regulatory requirements that adversely affect our business;

•	the ability of management to execute its plans to meet its goals;

•	general economic conditions, whether nationally or in the regional and local markets in which we operate, which may be less favorable than expected;

•	the ability to retain key members of management and key employees; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We do not intend to update forward-looking statements. You should refer to and carefully review the information in the documents we file with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DEVELOPMENT STAGE COMPANY. Sionix Corporation (referred to as “the Company”, “we”, “us” or “our”) is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company designs and develops turn-key stand-alone water treatment systems for municipalities (both potable and wastewater), industry (both make-up water and wastewater), emergency response, military and small residential communities. To date, the Company’s efforts have been principally devoted to research and development, organizational activities, and raising capital. Development of our ELIXIR water treatment system was completed in 2002. We are currently engaged in testing the product, as discussed below. We have earned no revenues from sales of our product and we do not expect our product to be available for sale during the next few months. Because we earn no revenues, our operations are, and have been in the past, dependent on our ability to borrow money or to raise capital by selling our equity or debt securities.

Our lack of operating capital has slowed the pace of the development and testing of our product. However, during the 2007 fiscal year we began raising working capital through sales of debt securities, which has allowed us to complete installation of the ELIXIR water treatment system at the Villa Park Dam, Villa Park, California.

Our plan for the next 12 months is to continue to raise capital, interview and hire an independent consulting firm to verify equipment production standards and test data, and continue the introduction of the ELIXIR water treatment system to the market place which we anticipate will result in initial sales in the near future. There is no guarantee, however, that we will be able to accomplish these goals or that the introduction of our water treatment system will produce revenues for us. If our production standards and test data are confirmed by the independent consultants and if we are able to raise sufficient capital then the Company plans to hire competent production support and administrative staff to effectively run the Company.

If we are not able to raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

MANAGEMENT. On December 19, 2007, the Company entered into a one year Employment Agreement with Richard H. Papalian and a one year Consulting Agreement with Mark Maron pursuant to which Mr. Papalian has been appointed as the Company’s Chief Executive Officer and Mr. Maron has been appointed as Special Adviser to the Company. As compensation for these services, the Company granted each person a five year option to purchase up to 8,539,312 shares of the Company’s common stock at an exercise price of $0.25 per share which represents 5% of the currently outstanding shares of the Company’s common stock on a fully diluted basis.

PLAN OF OPERATION. As stated above, during the next twelve months we plan to continue to raise capital, interview and hire an independent consulting firm to verify equipment production standards and test data and continue the introduction of the ELIXIR water treatment system to the market place. If our production standards and test data are confirmed by the independent consultants and if we are able to raise sufficient capital, then we intend to hire competent production support and administrative staff. We plan to engage in substantial promotional activities in connection with the installation and operation of the unit, including media exposure and access to other public agencies and potential private customers. If the unit continues to operate successfully, we believe we will receive orders for additional units.

NEW CORPORATE FACILITIES. Effective November 1, 2007, the Company leased a 60,000 square foot research and development, production, engineering and administrative office facility in Garden Grove, California. As soon as we obtain additional funding we will be adding a substantial number of additional employees. We anticipate that all of our capital needs will need to be funded by equity or debt financing.

ENGAGEMENT OF THIRD PARTY TECHNICAL CONSULTANTS. The Company is in the process of interviewing third party consulting firms to assist in verifying operational efficiencies of the system and to establish testing protocols.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES.

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during first quarter of fiscal 2008 ended December 31, 2007. Management believes the following critical accounting policies reflect its more significant estimates and assumptions.

Revenue Recognition. Although the Company has yet to generate sales, it plans to follow the guidance provided by SAB 104 for recognition of revenues. The Company does not plan to recognize revenue unless there is persuasive evidence of an arrangement, title and risk of loss has passed to the customer, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. In general, the Company plans to require a deposit from a customer before a unit is fabricated and shipped. It is the Company's policy to require an arrangement with its customers, either in the form of a written contract or purchase order containing all of the terms and conditions governing the arrangement, prior to the recognition of revenue. Title and risk of loss will generally pass to the customer at the time of delivery of the product to a common carrier. At the time of the transaction, the Company will assess whether the sale price is fixed or determinable and whether or not collection is reasonably assured. If the sales price is not deemed to be fixed or determinable, revenue will be recognized as the amounts become due from the customer. The Company does not plan to offer a right of return on its products and the products will generally not be subject to customer acceptance rights. The Company plans to assess collectibility based on a number of factors, including past transaction and collection history with a customer and the creditworthiness of the customer. The Company plans to perform ongoing credit evaluations of its customers' financial condition. If the Company determines that collectibility of the sales price is not reasonably assured, revenue recognition will be deferred until such time as collection becomes reasonably assured, which is generally upon receipt of payment from the customer. The Company plans to include shipping and handling costs in revenue and cost of sales.

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

Goodwill and other Intangibles. Goodwill and intangible assets with indefinite lives will be tested annually for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets" (FAS 142). We will use our judgment in assessing whether assets may have become impaired between annual impairment tests. We perform our annual test for indicators of goodwill and non-amortizable intangible assets impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

Legal Contingencies. From time to time we are a defendant in litigation. As required by Financial Accounting Standards Board Statement No. 5 "Accounting for Contingencies" (FAS 5), we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. Final settlement of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

Share Based Payments. Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123-R, “Share-Based Payment” (“SFAS 123-R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, to be based on their fair values. SFAS 123-R supersedes Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees” (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No.107 (SAB 107) to provide guidance on SFAS 123-R. The Company has applied SAB 107 in its adoption of SFAS 123-R.

OFF-BALANCE SHEET ARRANGEMENTS. We have no off-balance sheet arrangements, special purpose entities or financing partnerships.

CAPITAL EXPENDITURES. The Company currently has no commitments for capital expenditures.

MATERIAL TRENDS, EVENTS OR UNCERTAINTIES. Other than as discussed herein, the Company does not know of any material trends, events or uncertainties that may impact its operations in the future.

CONTRACTUAL OBLIGATIONS. The Company is committed under the following contractual obligations

Contractual Obligations	Payments Due By Period
Long-term debt obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Capital lease obligations
Operating lease obligations	2,218,529	432,525	910,920	875,412
Purchase obligations
Other long-term liabilities

RESULTS OF OPERATIONS (THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006). We had minimal operations during the 2006 fiscal year due to a lack of working capital. During the 2007 fiscal year, we began to raise money for our operations by selling debentures. As a result of these offerings, we were able to resume our operating activities, finalize the beta unit and begin testing of the process.

Revenues for the three months ended December 31, 2007 and the three months ended December 31, 2006 were zero, as the Company has not yet commenced the sale of its product. General and administrative expenses for the three months ended December 31, 2007 totaled $1,367,677, an increase of $1,164,739 over the $202,938 incurred in the corresponding period in 2006, due to the resumption of development and capital-raising activities and the hiring of Richard H. Papalian as the Company’s Chief Executive Office and Mark Maron as a Special Advisor. Interest expense increased to $188,625 during the three months ended December 31, 2007 from $19,242 in the three months ended December 31, 2006, representing interest on the convertible debentures we issued during the quarter ended December 31, 2007.

As a result of these items, the loss for the three months ended December 31, 2007 was $1,796,444, an increase of $1,564,196 over the loss of $232,248 for the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES. During the three months ended December 31, 2007, net cash flows used in our operating activities were $292,883, as compared to $162,176 of net cash flows used in our operating activities during the three months ended December 31, 2006. This increase in cash flows used in operating activities is primarily attributable to the fact that our net loss for the three months ended December 31, 2007 included $1,173,071 in warrants granted in exchange for services and a beneficial conversion feature related to the sale of our convertible debentures as compared to $34,771 for non cash costs in the three months ended December 31, 2006. During the three months ended December 31, 2007 we used cash of $26,666 for the purchase of equipment, as compared to no use of cash for investing activities during the three months ended December 31, 2006. Net cash used in financing activities for the three months ended December 31, 2007 included a payment of $5,000 toward a note payable, payments of $27,336 toward notes payable under an equity line of credit, and payments totaling $19,206 to officers for loans made to us. On December 31, 2007, the Company had cash and cash equivalents of $1,366. The sole source of liquidity has been borrowings from affiliates and the sale of our securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities and other financing activities, plus anticipated cash flow from operations during the 2008 fiscal year, will be sufficient to finance the Company's operations.  However, the Company has no commitments for financing or sales, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the fiscal year and, while there are anticipated sources of revenue, none of these sources have progressed to the stage where we can rely on any revenues.

As of December 31, 2007, the Company had an accumulated deficit of $19,096,592. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

GOING CONCERN OPINION. We currently have insufficient assets to continue our operations, unless we secure additional financing. As a result of our ongoing losses, lack of revenues from operations, and accumulated deficits, there is doubt about our ability to continue as a going concern.

ITEM 3.	CONTROLS AND PROCEDURES.

At the end of the period covered by this report, the Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are effective to ensure that information relating to the Company required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 19, 2007 we granted an option to Richard H. Papalian for the purchase of 8,539,312 shares of our common stock. The exercise price is $0.25 and the term of the option is five years. The right to purchase 2,561,794 shares of common stock vested on the date of grant. The right to purchase the remaining 5,977,518 shares is subject to certain performance vesting conditions. The option was issued to Mr. Papalian in reliance on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the option was issued without any form of general solicitation or general advertising and the acquirer was an accredited investor and had access to information that registration of the security would have provided.

On December 19, 2007 we granted an option to Mark Maron for the purchase of 8,539,312 shares of our ommon stock. The exercise price is $0.25 and the term of the option is five years. The right to purchase 2,561,794 shares of common stock vested on the date of grant. The right to purchase the remaining 5,977,518 shares is subject to certain performance vesting conditions. The option was issued to Mr. Maron in reliance on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the option was issued without any form of general solicitation or general advertising and the acquirer was an accredited investor and had access to information that registration of the security would have provided.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Under the terms of a Registration Rights Agreement executed in connection with an offering that closed on July 18, 2007, we were required to file a registration statement under the Securities Act of 1933 in order to register the resale of the shares of common stock issuable upon conversion of certain units it sold consisting of Subordinated Convertible Debentures and Warrants. The units had a value of $1,025,000. If we did not file a registration statement with respect to the these securities within 45 days following the closing of the offering, or if the registration statement was not declared effective by the Securities and Exchange Commission within 90 days of the closing, then we are required to pay to each purchaser damages equal to 1.5% of the purchase price paid by the purchaser for the Subordinated Convertible Debentures for each 30 days that transpires after these deadlines. The amount of the aggregate damages payable by us is limited to 15% of the purchase price. We had until August 31, 2007 to file the registration statement. We filed the registration statement on November 14, 2007, incurring a penalty for 78 days which amounted to $38,437.50. The registration statement has not been declared effective as of the date of this report, therefore we have incurred an additional penalty for 85 days totaling $42,025

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

	3.1	Articles of Incorporation, as amended and restated (1)

	3.2	Bylaws, as amended (1)

	10.1	Employment Agreement dated December 19, 2007 between the registrant and Richard H. Papalian (2)

	10.2	Notice of Grant of Stock Option and Stock Option Agreement dated 19, 2007 between the registrant and Richard H. Papalian (2)

	10.3	Indemnification Agreement dated December 19, 2007 between the registrant and Richard H. Papalian (2)

	10.4	Consulting Agreement dated December 19, 2007 between the registrant and Mark Maron (2)

	10.5	Notice of Grant of Stock Option and Stock Option Agreement dated December 19, 2007 between the registrant and Mark Maron (2)

	31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*

	31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*

	32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*
_____________________________________
(1) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2003.
(2) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007.
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 20, 2008

SIONIX CORPORATION

By:	/s/ Richard H. Papalian
Richard H. Papalian, Chief Executive Officer

By:	/s/ Robert E. McCray
Robert E McCray, Chief Financial Officer and Principal Accounting Officer