Form 10QSB
period 2008-03-31
SIONIX CORP
filed 2008-05-21
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Mark One
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008; or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________ ___________.

Commission File No. 002-95626-D

Sionix Corporation
(Exact name of registrant as specified in charter)

Nevada	87-0428526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2082 Michelson Drive, Suite 306, Irvine, California 92612
(Address of principal executive offices)

(949) 752-7980
(Registrant’s telephone number, including area code)

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

The number of shares of common stock outstanding at May 20, 2008 was 107,344,374 shares.

Transitional Small Business Format (Check one) Yes ☐No  ☒

Sionix Corporation - Form 10-QSB
Table of Contents

Part I	Financial Information

	Item 1	Financial Statements

		Balance Sheet as of March 31, 2008 (Unaudited)	1

		Statements of Operations (unaudited) for the three month and six month periods ended March 31, 2008 and March 31, 2007 and from inception (October 3, 1994) to March 31, 2008	2

		Statements of Stockholders Equity (Deficit) for the period from inception (October 3, 1994) to March 31, 2008	3

		Statements of Cash Flows (unaudited) for the six month periods ended March 31, 2008 and March 31, 2007 and from inception (October 3, 1994) to March 31, 2008	6

		Notes to unaudited financial statements	7

		Forward-Looking Statements	15

Part II	Other Information

	Item 1	Legal Proceedings	24

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

	Item 3	Defaults upon Senior Securities	24

	Item 4	Submission of Matters to a Vote of Security Holders	24

	Item 5	Other Information	25

	Item 6	Exhibits	25

Part III	Signatures

Part IV	Exhibit - 31.1	Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

Part V	Exhibit - 31.2	Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

Part VI	Exhibit - 32	Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

Sionix Corporation
(A Development Stage Company)
Balance Sheet (Unaudited)
March 31, 2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$102,604
Advance to employee	35,000
TOTAL CURRENT ASSETS	137,604

PROPERTY AND EQUIPMENT, net	24,519

DEPOSITS	4,600
TOTAL ASSETS	$166,723

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$470,139
Accrued expenses	1,847,254
Liquidated damage liability	153,750
Notes payable to related parties	124,000
Convertible notes, net	1,306,594
Subordinated debentures, net	332,182
Warrant liability	974,631
Beneficial conversion feature liability	857,678
TOTAL CURRENT LIABILITIES	6,066,228

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 150,000,000 shares authorized; 107,494,374 shares issued and 107,012,474 shares outstanding	107,012
Additional paid-in capital	12,815,794
Shares to be issued	326,900
Deficit accumulated during development stage	(19,149,211)
TOTAL STOCKHOLDERS’ DEFICIT	(5,899,505)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$166,723

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
(A Development Stage Company)
Statement of Operations (Unaudited)

	For the Three Month Period Ended March 31,		For the Six Month Period Ended March 31,		Cumulative from Inception (October 3, 1994) to March 31, 2008
	2008	2007	2008	2007

Revenues	$-	$-	$-	$-	$-

Operating Expenses:
Research & development	328,694	-	565,598	-	2,015,071
General and administrative	395,892	282,804	1,526,665	487,224	14,680,234
Impairment of intangibles	-	-	-	-	1,267,278
Inventory obsolescence	-	-	-	-	365,078
Depreciation and amortization	8,157	7,995	16,314	15,788	548,419
Deposit forfeiture and leasehold improvement write-off	129,166		129,166		129,166
Legal settlement	-	-	-	-	(434,603)
Total Operating Expenses	861,909	290,799	2,237,743	503,012	18,570,643
Loss from Operations	(732,743)	(290,799)	(2,108,577)	(503,012)	(18,441,477)

Other Income (Expense):
Interest income	366	505	1,279	611	59,822
Interest (expense)	(492,545)	(51,346)	(906,151)	(70,588)	(1,463,002)
Income (expense) from warrant liability	273,779	-	427,991	-	427,991
Income (expense) from beneficial conversion feature liability	364,983	-	637,689	-	637,689
Income (loss) on settlement of debts	-	-	-	-	(230,268)
Total Other Income (Expense)	146,583	(50,841)	160,808	(69,977)	(567,768)
Loss Before Income Taxes	(715,326)	(341,640)	(2,076,935)	(572,989)	(19,138,411)
Income taxes	-	-	900	900	10,800
Net Loss	$(715,326)	$(341,640)	$(2,077,835)	$(573,889)	$(19,149,211)

Basic and Diluted Income (Loss) per Share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Basic and Diluted Weighted Average Number of Shares of Common Stock Outstanding *	107,494,374	105,459,175	107,494,374	105,459,175

* Weighted average diluted number of shares is the same as basic weighted average number of shares as the effect is anti-dilutive.

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit) (Unaudited)
For the Period from Inception (October 3, 1994) to March 31, 2008

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Stock to be Issued	Deferred Warrant Expense	Stock Subscription Receivable	Stock to be Cancelled	Unamortized Consulting Fees	Deficit Accumulated from Inception	Total Stockholders’ Equity (Deficit)
Shares issued for cash, October 1994	10,000	$10	$90	$-	$-	$-	$-	$-	$-	$100
Net loss for the period October 3, 1994 to December 31, 1994	--	-	-	-	-	-	-	-	(1,521)	(1,521)
BALANCE DECEMBER 31, 1994	10,000	10	90	-	-	-	-	-	(1,521)	(1,421)
Shares issued for assignment of rights	1,990,000	1,990	(1,990)	-	-	-	-	-	-	-
Shares issued services	572,473	572	135,046	-	-	-	-	-	-	135,618
Shares issued for debt	1,038,640	1,038	1,164,915	-	-	-	-	-	-	1,165,953
Shares issued for cash	232,557	233	1,119,027	-	-	-	-	-	-	1,119,260
Shares issued for subscription note receivable	414,200	414	1,652,658	-	-	(1,656,800)	-	-	-	(3,728)
Shares issued for production costs	112,500	113	674,887	-	-	(675,000)	-	-	-	-
Net loss for the year ended December 31, 1995	-	-	-	-	-	-	-	-	(914,279)	(914,279)
BALANCE DECEMBER 31, 1995	4,370,370	4,370	4,744,633	-	-	(2,331,800)	-	-	(915,800)	1,501,403
Shares issued in reorganization	18,632,612	18,633	(58,033)	-	-	-	-	-	-	(39,400)
Shares issued for cash	572,407	573	571,834	-	-	-	-	-	-	572,407
Shares issued for services	24,307	24	24,283	-	-	-	-	-	-	24,307
Net loss for the nine months ended September 30, 1996	-	-	-	-	-	-	-	-	(922,717)	(922,717)
BALANCE SEPTEMBER 30, 1996	23,599,696	23,600	5,282,717	-	-	(2,331,800)	-	-	(1,838,517)	1,136,000
Shares issued for cash	722,733	723	365,857	-	-	-	-	-	-	366,580
Shares issued for services	274,299	274	54,586	-	-	-	-	-	-	54,860
Cancellation of shares	(542,138)	(542)	(674,458)	-	-	675,000	-	-	-	-
Net loss for the year ended September 30, 1997	-	-	-	-	-	-	-	-	(858,915)	(858,915)
BALANCE SEPTEMBER 30, 1997	24,054,590	24,055	5,028,702	-	-	(1,656,800)	-	-	(2,697,432)	698,525
Shares issued for cash	2,810,000	2,810	278,190	-	-	-	-	-	-	281000
Shares issued for services	895,455	895	88,651	-	-	-	-	-	-	89546
Shares issued for compensation	2,200,000	2,200	217,800	-	-	-	-	-	-	220000
Cancellation of shares	(2,538,170)	(2,538)	(1,534,262)	-	-	1,656,800	-	-	-	120000
Net loss for the year ended September 30, 1998	-	-	-	-	-	-	-	-	(1,898,376)	(1,898,376)
BALANCE SEPTEMBER 30, 1998	27,421,875	27,422	4,079,081	-	-	-	-	-	(4,595,808)	(489,305)
Shares issued for compensation	3,847,742	3,847	389,078	-	-	-	-	-	-	392,925
Shares issued for service	705,746	706	215,329							216,035
Shares issued for cash	9,383,000	9,383	928,917							938,300
Net loss for the year ended September 30, 1999	-	-	-	-	-	-	-	-	(1,158,755)	(1,158,755)
BALANCE SEPTEMBER 30, 1999	41,358,363	41,358	5,612,405	-	-	-	-	-	(5,754,563)	(100,800)
Shares issued for cash	10,303,500	10,304	1,020,046	-	-	-	-	-	-	1030350
Shares issued for compensation	1,517,615	1,518	1,218,598	-	-	-	-	-	-	1220116
Shares issued for service	986,844	986	253,301	-	-	-	-	-	-	254287
Net loss for the year ended September 30, 2000	-	-	-	-	-	-	-	-	(2,414,188)	(2,414,188)
BALANCE SEPTEMBER 30, 2000	54,166,322	54,166	8,104,350	-	-	-	-	-	(8,168,751)	(10,235)

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit) (Unaudited) -- Continued
For the Period from Inception (October 3, 1994) to March 31, 2008

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Stock to be Issued	Deferred Warrant Expense	Stock Subscription Receivable	Stock to be Cancelled	Unamortized Consulting Fees	Deficit Accumulated from Inception	Total Stockholders’ Equity (Deficit)
BALANCE SEPTEMBER 30, 2000	54,166,322	54,166	8,104,350	-	-	-	-	-	(8,168,751)	(10,235)
Shares issued for services and prepaid expenses	2,517,376	2,517	530,368	-	-	-	-	(141,318)	-	391,567
Shares issued for cash	6,005,000	6,005	594,495	-	-	-	-	-	-	600,500
100,000 shares to be issued for cash	-	-	-	10,000	-	-	-	-	-	10,000
639,509 shares to be issued for 2001 settlement of debt	-	-	-	103,295						103,295
Net loss for the year ended September 30, 2001	-	-	-	-	-	-	-	-	(1,353,429)	(1,353,429
BALANCE SEPTEMBER 30, 2001	62,688,698	62,688	9,229,213	113,295	-	-	-	(141,318)	(9,522,180)	(258,302)
Shares issued for services and prepaid expenses	1,111,710	1,112	361,603	-	-	-	-	54,400	-	417,115
Shares issued as contribution	100,000	100	11,200	-	-	-	-	-
Shares issued for compensation	18,838	19	2,897	-	-	-	-	-
Shares issued for cash	16,815,357	16,815	1,560,782	(10,000)	-	-	-	-
Shares issued for settlement of debt	1,339,509	1,340	208,639	(103,295)	-	-	-	-
Shares to be issued for raising equity (967,742 shares)	-	-	(300,000)	300,000	-	-	-	-
Cancellation of shares	(7,533,701)	(7,534)	-	-	-	-	-	-
Net loss for the year ended September 30, 2002	-	-	-	-	-	-	-	-	(1,243,309)	(1,243,309)
BALANCE SEPTEMBER 30, 2002	74,540,411	74540	11,074,334	300,000	-	-	-	(86,918)	(10,765,489)	596,467
Shares issued for services	2,467,742	2,468	651,757	(300,000)	-	-	-	-	-	354,225
Shares issued for capital equity line	8,154,317	8,154	891,846	-	-	-	-	-	-	900,000
Amortization of consulting fees	-	-	-	-	-	-	-	86,918	-	86,918
Cancellation of shares	(50,000)	(50)	50	-	-	-	-	-	-	-
Shares to be cancelled (7,349,204 shares)	-	-	7,349	-	-	-	(7,349)	-	-	-
Net loss for the year ended September 30, 2003	-	-	-	-	-	-	-	-	(1,721,991)	(1,721,991)
BALANCE SEPTEMBER 30, 2003	85,112,470	85,112	12,625,336	-	-	-	(7,349)	-	(12,487,480)	215,619
Shares issued for capital equity line	19,179,016	19,179	447,706	-	-	-	-			466,885
Shares issued for services	5,100,004	5,100	196,997	-	-	-	-	(13,075)		189,022
Shares to be issued for cash (963,336 shares)	-	-	-	28,900	-	-	-			28,900
Shares to be issued for settlement of debt (500,000 shares)	-	-	-	15,000	-	-	-			15,000
Cancelled shares	(7,349,204)	(7,349)	-	-	-	-	7,349			-
Net loss for the year ended September 30, 2004	-	-	-	-	-	-	-	-	(1,568,770)	(1,568,770)
BALANCE SEPTEMBER 30, 2004	102,042,286	102,042	13,270,039	43,900	-	-	-	(13,075)	(14,056,250)	(653,344)
Amortization of consulting fees	-	-	-	-	-	-	-	13,075	-	13,075
Net loss for the year ended September 30, 2005	-	-	-	-	-	-	-	-	(467,917)	(467,917)
BALANCE SEPTEMBER 30, 2005	102,042,286	102,042	13,270,039	43,900	-	-	-	-	(14,524,167)	(1,108,186)

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit) (Unaudited) -- Continued
For the Period from Inception (October 3, 1994) to March 31, 2008

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Stock to be Issued	Deferred Warrant Expense	Stock Subscription Receivable	Stock to be Cancelled	Unamortized Consulting Fees	Deficit Accumulated from Inception	Total Stockholders’ Equity (Deficit)
BALANCE SEPTEMBER 30, 2005	102,042,286	102,042	13,270,039	43,900	-	-	-	-	(14,524,167)	(1,108,186)
Net loss for the year ended September 30, 2006	-	-	-	-	-	-	-	-	(774,887)	(774,887)
BALANCE SEPTEMBER 30, 2006	102,042,286	102,042	13,270,039	43,900	-	-	-	-	(15,299,054)	(1,883,072)
Stock issued for consulting	4,592,915	4,593	80,336	-	-	-	-	-	-	84,929
Liability for warrant and beneficial conversion feature liability due to oversubscription	-	-	(609,204)	-	-	-	-	-	-	(609,204)
Net loss for the year ended September 30, 2007	-	-	-	-	-	-	-	-	(1,772,322)	(1,772,322)
BALANCE SEPTEMBER 30, 2007	106,635,201	106,635	12,741,171	43,900	-	-	-	-	(17,071,376)	(4,179,670)
Net loss for the three months ended December 31, 2007	-	-	-	-	-	-	-	-	(1,362,509)	(1,362,509)
BALANCE DECEMBER 30, 2007	106,635,201	106,635	12,741,171	43,900	-	-	-	-	(18,433,885)	(5,542,179)
Conversion of note payable to Common Stock	227,273	227	49,773	-	-	-	-	-	-	50,000
Stock issued for legal fees	150,000	150	24,850-	-	-	-	-	-	-	25,000
Stock to be issued for cash	-	-	-	283,000	-	-	-	-	-	283,000
Net loss for the three months ended March 31, 2008	-	-	-	-	-	-	-	-	(715,326)	(715,326)
BALANCE MARCH 31, 2008	107,012,474	$107,012	$12,815,794	$326,900	$-	$-	$-	$-	$(19,149,211)	$(5,899,505)

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

	For the Six Month Periods Ended March 31,		Cumulative from Inception (October 3, 1994) to March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(2,077,835)	(573,889)	(19,377,983)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	16,314	15,788	635,337
Deposit forfeiture and leasehold improvement write-off	129,166
Amortization of consulting fees	-	-	13,075
Amortization of debt discount	669,025	27,838	984,402
Warrants issued for consulting services	-	-	106,111
Stock based compensation expense - employee	414,909		414,909
Stock based compensation expense - consultant	439,909		439,909
Change in warrant liability	(427,991)		(427,991)
Change in beneficial conversion feature liability	(637,689)		(637,689)
Issuance of Common Stock for compensation	-	-	1,835,957
Issuance of Common Stock for services	-	32,929	2,181,486
Impairment of assets	-	-	514,755
Write-down of obsolete assets	-	-	38,862
Impairment of intangible assets	-	-	1,117,601
Loss on settlement of debts	-	-	130,268
Increase (decrease) in current assets
Other current assets	(33,650)	-	(545.727)
Other receivables	-	-	3,000
Deposits	-	(10,350)	(204,600)
Other assets	-	-	140,370
(Increase) decrease in current liabilities
Accounts payable	312,741	(50,366)	540,139
Accrued expenses	159,581	211,709	1,991,622
Total Adjustments	1,042,315	227,547	9,118,577
Net Cash (Used In) Operating Activities	(1,035,520)	(346,342)	(10,259,406)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of patents	-	-	(154,061)
Acquisition of equipment	(29,166)	(12,972)	(437,112)
Net Cash (Used In) Investing Activities	(29,166)	(12,972)	(591,173)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) notes payable	425,000	721,200	2,544,191
Proceeds from (repayments of) notes payable under equity line of credit		(150,000)	456,000
(Payment) of notes to officers	(51,596)	(28,800)	(51,596)
Issuance of Common Stock for cash	-	-	7,376,094
Liquidating damages	138,375	-	138,375
Receipts of cash for Stock to be issued	283,000	-	336,900
Net Cash Provided by (Used In) Financing Activities	794,779	571,200	10,799,964
Net Increase (Decrease) in Cash and Cash Equivalents	(269,907)	211,887	102,604
CASH EQUIVALENTS @ BEGINNING OF PERIOD	372,511	4,544	-
CASH EQUIVALENTS @ END OF PERIOD	$102,604	$216,431	$102,604

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2008

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these financial statements reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the three and six month periods ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending September 30, 2008 and should be read in conjunction with the audited financial statements for the year ended September 30, 2007.

REVENUE RECOGNITION

Although the Company has yet to generate sales, it plans to follow the guidance provided by SAB 104 for recognition of revenues. The Company does not plan to recognize revenue unless there is persuasive evidence of an arrangement, title and risk of loss has passed to the customer, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. In general, the Company plans to require a deposit from a customer before a unit is fabricated and shipped. It is the Company's policy to require an arrangement with its customers, either in the form of a written contract or purchase order containing all of the terms and conditions governing the arrangement, prior to the recognition of revenue. Title and risk of loss will generally pass to the customer at the time of delivery of the product to a common carrier. At the time of the transaction, the Company will assess whether the sale price is fixed or determinable and whether or not collection is reasonably assured. If the sales price is not deemed to be fixed or determinable, revenue will be recognized as the amounts become due from the customer. The Company does not plan to offer a right of return on its products and the products will generally not be subject to customer acceptance rights. The Company plans to assess collectability based on a number of factors, including past transaction and collection history with a customer and the creditworthiness of the customer. The Company plans to perform ongoing credit evaluations of its customers' financial condition. If the Company determines that collectability of the sales price is not reasonably assured, revenue recognition will be deferred until such time as collection becomes reasonably assured, which is generally upon receipt of payment from the customer. The Company plans to include shipping and handling costs in revenue and cost of sales.

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

INVENTORY VALUATION

Inventories will be stated at the lower of cost or market, with costs generally determined on a first-in first-out basis. We plan to utilize both specific product identification and historical product demand as the basis for determining excess or obsolete inventory reserve. Changes in market conditions lower than expected customer demand or changes in technology or features could result in additional obsolete inventory that is not saleable and could require additional inventory reserve provisions.

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

The cost of advertising is expensed as incurred. Total advertising costs were $2,474 and $1,410 for the three and six month periods ended March 31, 2008 and 2007, respectively.

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

In December 2007, FASB issued FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. This statement has no effect on the financial statements as the Company does not have any outstanding non-controlling interest.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently evaluating the effects of this pronouncement on the Company’s financial statements.

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2008.

Equipment and machinery	$213,166
Furniture and fixtures	24,594
TOTAL PROPERTY AND EQUIPMENT	237,760
Less accumulated depreciation (deduction)	(213,241)
NET PROPERTY AND EQUIPMENT	$24,519

Depreciation expenses for the three and six month periods ended March 31, 2008 were $8,157 and $16,314 respectfully. Depreciation expense for the three and six month periods ended March 31, 2007 were $7,995 and $15,788 respectfully.

NOTE 4 ACCRUED EXPENSES

Accrued expenses were comprised of the following at March 31, 2008:

Payroll taxes	$192,499
Accrued salaries and amounts withheld there from	1,286,975
Interest payable	250 624
Other accruals	117,156
TOTAL ACCRUED EXPENSES	$1,847,254

NOTE 5 NOTES PAYABLE TO RELATED PARTIES

The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes are at interest rates up to 13% and are due on demand. As of March 31, 2008, notes payable amounted to $124,000. The Company recorded interest expense on those notes during the three and six month periods ended March 31, 2008 of $3,204 and $6,443 respectively.

NOTE 6 CONVERTIBLE NOTES PAYABLE

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

BRIDGE 1 CONVERTIBLE NOTE PAYABLE:

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

The Company was required to file a registration statement covering the underlying shares within 90 days from the closing of the offering. If the registration statement was not declared effective within 180 days after the closing, the conversion price is to be reduced by $0.0025 per share for each 30 day period that the effectiveness of the registration statement is delayed but in no case is the conversion price to be reduced below $0.04 per share. The Company filed the registration statement on November 14, 2007 and on February 27, 2008 the Company filed Form RW with the Securities & Exchange Commission formally withdrawing the Form SB-2 registration statement. The effect of this withdrawal was a $92,250 charge to interest expense during the three months ended March 31, 2008 to accrue the maximum $153,750 liquidated damage liability under the terms of the agreement.

The conversion feature of the Bridge Notes is recorded on the effective conversion price as per the terms of the issue. The Company did not record any derivative liability on the Bridge Notes as the maximum number of shares to be issued if converted is determinable and the Company had sufficient authorized capital to issue shares if converted.

BRIDGE 2 CONVERTIBLE NOTE PAYABLE:

In the second quarter of the 2007 fiscal year, the Company sold other notes pursuant to which it received proceeds of $86,000. These notes are convertible into shares of the Company’s common stock at $0.01 per share or shares of any equity security issued by the Company at a conversion price equal to the price at which such security is sold to any other party. There is no registration rights associated with these notes. The notes are convertible into shares at a fixed rate of $0.01 per share.

During the year ended September 30, 2007 the Company had received $836,000 under these financings. Calico Capital Management, LLC acted as an agent for the Company in arranging the above transactions.

No warrants have been issued as part of Bridge Notes or the notes issued in the second quarter of the 2007 fiscal year.

BRIDGE 3 CONVERTIBLE NOTE PAYABLE:

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

Under the terms of the Registration Rights Agreement, the Company is required to file a registration statement under the Securities Act of 1933 in order to register the resale of the shares of common stock issuable upon conversion of the Subordinated Convertible Debentures and the Warrant Shares (collectively, the "Registrable Securities"). If the Company does not file a registration statement with respect to the Registrable Securities within forty-five days following the closing of the Offering, or if the Registration Statement is not declared effective by the Securities and Exchange Commission within 90 days, then Sionix must pay to each purchaser damages equal to 1.5% of the purchase price paid by the purchaser for its Subordinated Convertible Debentures for each 30 days that transpires after these deadlines. The amount of the aggregate damages payable by the Company is limited to 15% of the purchase price. The Company had until August 31, 2007 to file the registration statement. The Company filed the registration statement on November 14, 2007 after the expiration of 45 days and recorded $61,500 as liquidated damages as at December 31, 2007 (Sep 30, 2007: $15,375). On February 27, 2008 the Company filed Form RW withdrawing the registration statement and recorded a $92,250 charge to interest expense to recognize the maximum liquidated damages liability ($153,750) as of March 31, 2008. No derivative liability is recorded as the amount of liquidated damage is fixed with a maximum ceiling ($153,750).

Southridge Investment Group LLC, Ridgefield, Connecticut (“Southridge”) acted as agent for the Company in arranging the above transaction. Southridge also received warrants to purchase 465,909 shares of the Company’s common stock on the same terms and conditions as the warrants issued to the purchasers. The Company recorded placement fees as an expense. The grant date fair value of the warrants amounted to $91,975 which was calculated using the Black-Scholes option pricing model, using the following assumptions: risk free rate of return of 5.01%, volatility of 108.5%, and dividend yield of 0% and expected life of five years. The Company recorded $91,975 as interest expense related to these warrants for the period ended September 30, 2007.

As part of the above offering the Company issued 2,329,546 warrants to purchasers as of September 30, 2007. The grant date fair value of the warrants amounted to $365,633 which was calculated using the Black-Scholes option pricing model, using the following assumptions: risk free rate return of in the range of 4.96% to 5.02%, volatility in the range of 108.5% to 110.52%, and dividend yield of 0% and expected life of five years. The Company recorded interest expense related to these warrants of $18,282 and $36,270 for the three and six month periods ended March 31, 2008.

The Company recorded a beneficial conversion feature liability at date of issue of $659,367. During the three and six month periods ended March 31, 2008, the Company amortized as an interest expense $162,148 and $326,990, respectively. The unamortized beneficial conversion feature amounts to $132,512.

During the three months ended March 31, 2008, a note holder converted $50,000 of bridge 3 convertible notes payable into 227,273 shares of common stock in accordance with the convertible features of the note. In connection with the conversion of the note, the Company wrote-off $8,082 of net beneficial conversion feature liability.

NOTE 7 STOCKHOLDERS’ EQUITY [DEFICIENCY IN ASSETS]

COMMON STOCK

The Company has 150,000,000 authorized shares with $0.001 par value. As of March 31, 2008, the Company had 107,494,374 shares issued and 107,012,474 shares outstanding.

During the three months ended March 31, 2008 the Company issued a total of 377,273 shares of Common Stock. 150,000 shares were issued for legal expenses and 227,273 shares were issued upon conversion of a $50,000 Bridge 1 note payable. The Company did not issue shares of common stock during the three months ended December 31, 2007.

STOCK OPTIONS

In October 2000, the Company entered into amendments to the employment agreements of each of the executive officers eliminating the provisions of stock bonuses. In lieu of the bonus provision, the Company adopted the 2001 Executive Officers Stock Option Plan. The Company reserved 7,576,680 shares for issuance under the plan.

On December 19, 2007, the Company entered into a one year Employment Agreement with Richard H. Papalian pursuant to which Mr. Papalian has been appointed as the Company’s Chief Executive Officer. In terms of compensation, the Company granted Mr. Papalian a five year option to purchase up to 8,539,312 shares of the Company’s common stock at an exercise price of $0.25 per share. As per the terms of the stock option agreements, initially the options shall not be exercisable as to 340,000 shares of common stock. These options were issued outside of the 2001 Executive Officers Stock Option Plan. During the six month period ended March 31, 2008 the Company recorded $414,909 as stock based compensation expense relating to the options granted.

On December 19, 2007, the Company entered into a one year Consulting Agreement with Mark Maron pursuant to which Mr. Maron has been appointed as Special Adviser to the Company. In terms of compensation, the Company granted Mr. Maron a five year option to purchase up to 8,539,312 shares of the Company’s common stock at an exercise price of $0.25 per. As per the terms of the stock option agreements, initially the options shall not be exercisable as to 340,000 shares of common stock. These options were issued outside of the 2001 Executive Officers Stock Option Plan. . During the six month period ended March 31, 2008 the Company recorded $414,909 as stock based compensation expense relating to the options granted.

STOCK OPTIONS OUTSTANDING

	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER OF OUTSTANDING OPTIONS	AGGREGATE INTRINSIC VALUE
Outstanding as of September 30, 2007	$0.15	7,343,032	$0
Granted	0.25	17,078,624	0
Forfeited	0.00	0	0
Exercised	0.00	0	0
Outstanding as of March 31, 2008	$0.22	24,421,656	$660,873

A SUMMARY OF THE COMPANY’S OPTION ACTIVITY IS LISTED BELOW:

EXERCISE PRICE	STOCK OPTIONS OUTSTANDING	STOCK OPTIONS EXERCISABLE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE OF OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE OF OPTIONS EXERCISABLE
$ 0.15	7,343,032	7,343,032	2.3 Years	$0.15	$0.15
0.25	17,078,624	4,919,587	4.9 Years	.025	0.25

The fair value of the options granted in 2008 was calculated using the Black-Scholes option valuation model with the following assumptions: risk free rate of return of 2.875%, volatility of 116.23%, and dividend yield of 0% and expected life of five years. The grant date fair value of these options is $0.19 per option granted.

STOCK WARRANTS

WARRANTS OUTSTANDING

	AGGREGATE INTRINSIC VALUE	NUMBER OF WARRANTS
Outstanding as of September 30, 2007	$-	1,,436,336
Granted	-	2,159,088
Cancelled	-	-
Exercised	-	-
Outstanding as of March 31, 2008	$-	3,595,424

A SUMMARY OF THE COMPANY’S WARRANT POSITION IS LISTED BELOW:

EXERCISE PRICE	STOCK WARRANTS EXERCISABLE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE OF WARRANT
$ 0.50	1,436,336	1.3 Years	$0.50
$ 0.50	2,159,088	4.6 Years	$0.50

All outstanding warrants were exercisable as of March 31, 2008.

NOTE 8 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2008, the Company had incurred cumulative losses of $19,149,211 including a loss of $715,326 for the three months ended and a loss $2,077,835 for the six months ended March 31, 2008.

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

NOTE 9 COMMITMENT

On February 19, 2007 the Company entered into a two year lease agreement beginning March 1, 2007. According to the terms of the agreement, at the beginning of each lease year, the then most recently published Consumer Price Index (CPI) figure shall be determined and the monthly rental payable for the succeeding lease year will be calculated

The Company is committed to the remaining eleven months of the office lease totaling $50,600 future aggregate minimum lease payments.

On August 30, 2007 the Company entered into a five year lease agreement beginning October 1, 2007. On March 18, 2008 the Company successfully negotiated the termination of the lease by committing to issue 748,750 shares of its Common Stock plus termination of all claims to its $100,000 security deposit. During the three months ended March 31, 2008 the Company recognized a loss on the transaction of $129,166 which is made up of a $29,166 write off of leasehold improvements and the forfeiture of the $100,000 deposit. $89,850 of rent expense was attributed to the 748,750 shares of Common Stock.

NOTE 10 SUPPLEMENTAL CASHFLOW DISCLOSURES

During the six months ended March 31, 2008, the Company had the following noncash transactions:

During the three months ended March 31, 2008 the Company recognized a loss on the transaction of $129,166 which is made up of a $29,166 write off of leasehold improvements and the forfeiture of the $100,000 deposit. $89,850 of rent expense was attributed to the 748,750 shares of Common Stock.

The change in the fair value of the warrant liability and beneficial conversion feature liability for the six months ended March 31, 2008, were $427,991 and $637,689, respectively.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB filed by Sionix Corporation contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

➢	whether we will be able to find financing to continue our operations;

➢	whether there are changes in regulatory requirements that adversely affect our business;

➢	the ability of management to execute its plans to meet its goals;

➢	general economic conditions, whether nationally or in the regional and local markets in which we operate, which may be less favorable than expected;

➢	the ability to hire and retain key members of management and key employees; and

➢	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We do not intend to update forward-looking statements. You should refer to and carefully review the information in the documents we file with the Securities and Exchange Commission.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

DEVELOPMENT STAGE COMPANY

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

During the six months ended March 31, 2008, the Company hired Environmental Engineering & Contracting as an independent consulting firm to verify equipment production standards and test data. The Company continues to introduce the ELIXIR water treatment system to the market place which we anticipate will result in initial sales in the near future. There is no guarantee; however, that we will be able to accomplish these goals or that the introduction of our water treatment system will produce revenues for us. If our production standards and test data are confirmed by the independent consultants and if we are able to raise sufficient capital then the Company plans to hire competent production support and administrative staff to effectively run the Company.

If we are not able to raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

MANAGEMENT

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

The Company is in the process of negotiating an employment contract for a new chief financial officer.

PLAN OF OPERATION

As stated above, during the next twelve months we plan to continue to raise capital, complete the analysis by the independent consulting firm to verify equipment production standards and test data and continue the introduction of the ELIXIR water treatment system to the market place. If our production standards and test data are confirmed by the independent consultants and if we are able to raise sufficient capital, then we intend to hire competent production support and administrative staff.

During the next twelve months we plan to continue to demonstrate the ELIXIR water treatment system to potential clients at the Villa Park Dam under our arrangement with the Serrano Water District. We believe that these demonstrations may generate interest in our product and that they may provide a model to others for possible applications and installations. If we are able to obtain sufficient financing for our operations during this period, we plan to engage in substantial promotional activities in connection with the operation of the unit, including media exposure, which we hope will grant us access to other public agencies and potential private customers including industrial and private entities working in foreign countries. We have demonstrated the unit at the Villa Park Dam to over fifty prospective clients, including:

1.	Government
a.	Correctional Institution
b.	Emergency and Natural Disasters
c.	Military
d.	Drinking Water

2.	Community/City (Rural/Small Municipal Water Utilities)
a.	Drinking water
b.	Waste-water Utilities (sewage treatment)
c.	Discharge cleanup
d.	Systems getting older and are not meeting the stricter regulations

3.	Hotel/Resort
a.	Drinking Water
b.	Wastewater
c.	Backup Water Supply
d.	Golf Course Water Recycling

4.	Environmental Cleanup
a.	Remediation

5.	Power & Energy
a.	Wastewater
b.	Cooling Waters
c.	Process water
d.	Industrial
e.	Concrete
f.	Industrial Waste-water Purification
g.	Laundries
h.	Tank, Truck & Car Washing Pulp & Paper
i.	Micro chip manufacturing
j.	Oil field waste processing
k.	Mining
l.	Plastic manufacturing

6.	Agricultural
a.	Dairies
b.	Aquaculture
c.	Hog
d.	Cattle Yards

7.	Food and Beverage Industry

Our current plans call for the ELIXIR water treatment system to be fabricated by third party vendors under Company supervision with Company personnel assembling and installing the system.

We anticipate that all of our capital requirements will need to be funded by equity or debt financing until such time that we receive orders for and deposits with respect to, our products.

LEASE TERMINATION

During the three months ended March 31, 2008, the Company analyzed its anticipated production requirements and determined that independent third party vendors should produce the ELIXIR water treatment system. Based on this determination, on April 23, 2008 the Company terminated the lease of the 60,000 square foot research and development, production, engineering and administrative office facility in Garden Grove, California entered into effective November 1, 2007.

By signing the Amendment, the lessor agreed to allow us to terminate the Lease Agreement on the following conditions:

•	we agreed to cooperate with the lessor in showing the premises;

•	we agreed to vacate the premises upon 30 days notice; and

•
we agreed that our security deposit could be used to pay unpaid rent and any losses, expenses, liabilities or damages which the lessor suffered as a result of the early termination, including leasing commissions.

•	The lessor agreed to accept 748,750 shares of our common stock as full and complete payment for the rent due for the months of March, April and May.

During the three months ended March 31, 2008 the Company recognized a loss on the transaction of $129,166 which is made up of a $29,166 write off of leasehold improvements and the forfeiture of the $100,000 deposit. $89,850 of rent expense was attributed to the 748,750 shares of Common Stock.

TERMINATION OF ACQUISITION AGREEMENT

On November 7, 2007 we entered into a Stock Exchange Agreement with Rodney L. Anderson, Joey M. Anderson and Robert A. Hasson, the sole shareholders of RJ Metals, Inc. (collectively referred to as the “Shareholders”). Pursuant to the Stock Exchange Agreement, we were to acquire from the Shareholders all of the issued and outstanding shares of RJ Metals, Inc. in exchange for issuing to the Shareholders a total of 3,400,000 shares of our common stock (the “Transaction”). The Transaction was not consummated and on March 14, 2008, our board of directors approved, and we and the Shareholders entered into, a Termination Agreement. Pursuant to the Termination Agreement, the Share Exchange Agreement was terminated and the parties released each other and each of their officers, employees, principals and agents from any and all claims or demands incidental to the Share Exchange Agreement and the Transaction.

ENGAGEMENT OF THIRD PARTY TECHNICAL CONSULTANTS

The Company hired Environmental Engineering & Contracting as an independent consulting firm to verify equipment production standards and test data. The Company continues to introduce the ELIXIR water treatment system to the market place which we anticipate will result in initial sales in the near future. There is no guarantee; however, that we will be able to accomplish these goals or that the introduction of our water treatment system will produce revenues for us. If our production standards and test data are confirmed by the independent consultants and if we are able to raise sufficient capital then the Company plans to hire competent production support and administrative staff to effectively run the Company.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during second quarter of fiscal 2008 ended March 31, 2008. Management believes the following critical accounting policies reflect its more significant estimates and assumptions.

REVENUE RECOGNITION

Although the Company has yet to generate sales, it plans to follow the guidance provided by SAB 104 for recognition of revenues. The Company does not plan to recognize revenue unless there is persuasive evidence of an arrangement, title and risk of loss has passed to the customer, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. In general, the Company plans to require a deposit from a customer before a unit is fabricated and shipped. It is the Company's policy to require an arrangement with its customers, either in the form of a written contract or purchase order containing all of the terms and conditions governing the arrangement, prior to the recognition of revenue. Title and risk of loss will generally pass to the customer at the time of delivery of the product to a common carrier. At the time of the transaction, the Company will assess whether the sale price is fixed or determinable and whether or not collection is reasonably assured. If the sales price is not deemed to be fixed or determinable, revenue will be recognized as the amounts become due from the customer. The Company does not plan to offer a right of return on its products and the products will generally not be subject to customer acceptance rights. The Company plans to assess collectability based on a number of factors, including past transaction and collection history with a customer and the creditworthiness of the customer. The Company plans to perform ongoing credit evaluations of its customers' financial condition. If the Company determines that collectability of the sales price is not reasonably assured, revenue recognition will be deferred until such time as collection becomes reasonably assured, which is generally upon receipt of payment from the customer. The Company plans to include shipping and handling costs in revenue and cost of sales.

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

INVENTORY VALUATION

Inventories will be stated at the lower of cost or market, with costs generally determined on a first-in first-out basis. We plan to utilize both specific product identification and historical product demand as the basis for determining excess or obsolete inventory reserve. Changes in market conditions lower than expected customer demand or changes in technology or features could result in additional obsolete inventory that is not saleable and could require additional inventory reserve provisions.

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

The cost of advertising is expensed as incurred. Total advertising costs were $2,474 and $1,410 for the three and six month periods ended March 31, 2008 and 2007, respectively.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, special purpose entities or financing partnerships.

CAPITAL EXPENDITURES

The Company currently has no commitments for capital expenditures.

MATERIAL TRENDS, EVENTS OR UNCERTAINTIES

Other than as discussed herein, the Company does not know of any material trends, events or uncertainties that may impact its operations in the future.

CONTRACTUAL OBLIGATIONS

The Company is committed to the remaining eleven months of the office lease totaling $50,600 future aggregate minimum lease payments.

RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007)

During the three months ended March 31, 2008 the Company was continuing to raise the capital necessary to resume research and development activities and enhance its ELIXIR water treatment system.

Revenues for the three months ended March 31, 2008 and the three months ended March 31, 2007 were zero, as the Company has not yet commenced the sale of its product. General and administrative expenses for the three months ended March 31, 2008 totaled $395,892 an increase of $113,088 over the $282,804 incurred in the corresponding period in 2007, due to the resumption of development and capital-raising activities. Interest expense increased to $492,545 during the three months ended March 31, 2008 from $51,346 in the three months ended March 31, 2007, representing interest on the convertible debentures we issued during the quarter ended March 31, 2008.

As a result of these items, the loss for the three months ended March 31, 2008 was $715,326, an increase of $373,686 over the loss of $341,640 for the corresponding period in the prior year.

RESULTS OF OPERATIONS (SIX MONTHS ENDED MARCH 31, 2008 COMPARED TO SIX MONTHS ENDED MARCH 31, 2007)

During the six months ended March 31, 2008 the Company was continuing to raise the capital necessary to resume research and development activities and complete the ELIXIR water treatment system. During the six months ended March 31, 2008 the Company hired Richard Papalian as chief executive officer and Mark Maron as a consultant to raise capital and direct operations as the Company begins to conclude its development stage activity.

Revenues for the six months ended March 31, 2008 and the six months ended March 31, 2007 were zero, as the Company has not yet commenced the sale of its product. General and administrative expenses for the six months ended March 31, 2008 totaled $1,526,665, an increase of $1,039,441 over the $487,224 incurred in the corresponding period in 2007, due to the resumption of development and capital-raising activities and the hiring of Richard H. Papalian as the Company’s Chief Executive Office and Mark Maron as a Special Advisor. Interest expense increased to $217,790 during the six months ended March 31, 2008 from $288,378 in the six months ended March 31, 2007, representing interest on the convertible debentures we issued during the six month period ended March 31, 2008.

As a result of these items, the loss for the six months ended March 31, 2008 was $2,077,835, an increase of $1,503,946 over the loss of $573,889 for the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2008, net cash flows used in our operating activities were $925,639, as compared to $346,342 of net cash flows used in our operating activities during the six months ended March 31, 2007. This increase in cash flows used in operating activities is primarily attributable to the fact that our net loss for the six months ended March 31, 2008 included $1,173,071 in warrants granted in exchange for services and a beneficial conversion feature related to the sale of our convertible debentures as compared to $34,771 for non cash costs in the six months ended March 31, 2007. There were no expenditures for investing activities during the six months periods ended March 31, 2008 or 2007. Net cash used in financing activities for the six months ended March 31, 2008 included a payment of $5,000 toward a note payable, payments of $27,336 toward notes payable under an equity line of credit, and payments totaling $19,206 to officers for loans made to us. On March 31, 2008, the Company had cash and cash equivalents of $102,604. The sole source of liquidity has been borrowings from affiliates and the sale of our securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities and other financing activities, plus anticipated cash flow from operations during the 2008 fiscal year, will be sufficient to finance the Company's operations.   As of March 31, 2008, the Company had approximately $500,000 of informal commitments for additional financing from existing debt holders.

Except for the foregoing, the Company has no other commitments for financing or sales, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate sales of its products this fiscal year.

As of March 31, 2008, the Company had an accumulated deficit of $19,149,211. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

GOING CONCERN OPINION

We currently have insufficient assets to continue our operations, unless we secure additional financing. As a result of our ongoing losses, lack of revenues from operations, and accumulated deficits, there is doubt about our ability to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2009. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. We have had, and continue to have, a significant number of audit adjustments. Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information. The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls. Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

We have attempted to remediate the material weaknesses in our disclosure controls and procedures identified above by working with our independent registered public accounting firm and refining our internal procedures. To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 3, 2008 through January 25, 2008, we sold and issued in a private placement (the “Private Placement”) $425,000 in aggregate principal amount of its Subordinated 10% Debentures (each, a “Debenture”, collectively, the “Debentures”) along with warrants to purchase an aggregate of 850,000 shares of our common stock at an exercise price of $0.40 per share (the “Warrants”).

Each Debenture has a maturity date one year from its date of issuance and all outstanding principal and accrued interest of each Debenture will be due and payable on such date unless sooner declared due and payable by the holder upon the occurrence of an event of default. The Debentures accrue interest at the rate of 10% per year and are subject to pre-payment penalties ranging from 10% to 25% of the outstanding principal amount, depending on the date of pre-payment.

The Warrants have a term of six years and may be exercised on a cashless basis at the election of the holder. The warrant exercise price and number of warrant shares are subject to adjustment in the event of stock dividends, distributions or subdivisions, stock combinations or consolidations, reclassifications, exchanges or substitutions of our common stock, and the merger, consolidation or sale of substantially all of our assets.

Out of the $425,000 of Debentures and Warrants placed in the Private Placement, our placement agent, Southridge Investment Group LLC (“Southridge”), placed $300,000 of such amount, for which we are obligated to pay Southridge a 10% commission in the amount of $30,000 and issue Southridge a five-year warrant to purchase 85,000 shares of our common stock at an exercise price of $0.40 per share, in substantially the same form as the Warrants.

The Private Placement was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, inasmuch as the securities were issued to accredited investors only without any form of general solicitation or general advertising.

On February 20, 2008 we issued 227,273 shares of our common stock to holders of $50,000 in face value of our Bridge Notes. We relied on section 3(9) of the Securities Act of 1933 in issuing these securities.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

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

The Company was required to file a registration statement covering the underlying shares within 90 days from the closing of the offering. If the registration statement was not declared effective within 180 days after the closing, the conversion price is to be reduced by $0.0025 per share for each 30 day period that the effectiveness of the registration statement is delayed but in no case is the conversion price to be reduced below $0.04 per share. The Company filed the registration statement on November 14, 2007 and on February 27, 2008 the Company filed Form RW with the Securities & Exchange Commission formally withdrawing the Form SB-2 registration statement. The effect of this withdrawal was a $92,250 charge to interest expense during the three months ended March 31, 2008 to accrue the maximum $153,750 liquidated damage liability under the terms of the agreement.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS

3.1	Articles of Incorporation, as amended and restated (1)

3.2	Bylaws, as amended and restated (1)

10.1	Amended and Restated Convertible Promissory Notes in favor of Calico Capital Management, LLC, BRAX Capital, LLC and Gene Salkind, M.D.(2)

10.2	Consulting Agreement dated February 21, 2008 with John H. Foster, Ph.D.(3)

10.3	Form of Securities Purchase Agreement(4)

10.4	Form of Subordinated 10% Debenture(4)

10.5	Form of Common Stock Purchase Warrant(4)

10.6	Termination Agreement dated March 14, 2008 between Rodney L. Anderson, Joey M. Anderson and Robert A Hasson(5)

10.7	Second Amended Convertible Promissory Notes in favor of Calico Capital Management, LLC, BRAX Capital, LLC and Gene Salkind, M.D.(6)

31.1	Certification Pursuant to Rule 13a - 14(a) and 15d - 14(a)(4)*

31.2	Certification Pursuant to Rule 13a - 14(a) and 15d - 14(a)(4)*

32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*

(1)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2003.

(2)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2008.

(3)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2008.

(4)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2008.

(5)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2008.

(6)	Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2008.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2008

SIONIX CORPORATION

	BY:	/S/ RICHARD H. PAPALIAN
RICHARD H. PAPALIAN, CHIEF EXECUTIVE OFFICER

BY:	/S/ JAMES J. HOUTZ
JAMES J. HOUTZ, CHIEF FINANCIAL OFFICER, AND PRINCIPAL ACCOUNTING OFFICER