Form 10QSB
period 2008-06-30
SIONIX CORP
filed 2008-08-19
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Mark One

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________________.

Commission File No. 002-95626-D Sionix Corporation
(Exact name of registrant as specified in charter)

Nevada	87-0428526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2082 Michelson Drive, Suite 306, Irvine, California 92612
(Address of principal executive offices)

(949) 752-7980
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The number of shares of common stock outstanding at August 12, 2008 was 121,479,647shares.

Transitional Small Business Format (Check one) Yes ☐No  ☒

Sionix Corporation - Form 10-QSB
Table of Contents

Part I Financial Information

Item 1 Financial Statements

	Balance Sheet as of June 30, 2008 (Unaudited)	3

	Statements of Operations (Unaudited) for the three and nine months ended June 30,
	2008 and June 30, 2007 and from inception (October 3, 1994) to June 30, 2008	4

	Statements of Stockholders Equity (Deficit) for the period from inception (October
	3, 1994) to June 30, 2008	5

	Statements of Cash Flows (unaudited) for the three and nine months ended June 30,
	2008 and June 30, 2007 and from inception (October 3, 1994) to June 30, 2008	10

	Notes to unaudited financial statements	11

	Forward-Looking Statements	28

Part II Other Information

Item 1 Legal Proceedings		35

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds		35

Item 3 Defaults upon Senior Securities		35

Item 4 Submission of Matters to a Vote of Security Holders		35

Item 5 Other Information		36

Item 6 Exhibits		36

Part III Signatures		37

Part IV Exhibit - 31.1	Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

Part V Exhibit - 31.2	Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

Part VI Exhibit - 32	Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

Sionix Corporation
A Development Stage Company
Balance Sheet (Unaudited)
June 30, 2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$996,360
Other current assets	78,619
TOTAL CURRENT ASSETS	1,074,979

PROPERTY AND EQUIPMENT, net	16,361

DEPOSITS	4,600
TOTAL ASSETS	$1,095,940

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$541,805
Accrued expenses	2,429,688
Customer deposits	900,000
Liquidated damages liability	153,750
Notes payable to related parties	124,000
Convertible notes, net	1,109,111
10% subordinated note payable, net	344,325
Warrant liability	5,530,616
Beneficial conversion features liability	215,071
TOTAL CURRENT LIABILITIES	11,348,366

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value; 150,000,000 shares authorized;
121,479,647 shares issued; 120,997,747 outstanding	120,997
Additional paid-in capital	12,262,574
Shares to be issued	463,900
Deficit accumulated during development stage	(23,099,897)
TOTAL STOCKHOLDERS' DEFICIT	(10,252,426)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,095,940

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
Statement of Operations (Unaudited)

			For the nine months ended June 30,		Cummulative from Inception (October 3, 1994)
	For the three months ended June 30,			2007
	2008	2007	2008	(As Restated)	to June 30, 2008
Operating expenses
General and administrative	$634,702	$444,544	$6,755,429	$1,028,668	$20,084,934
Research and development	280,972		846,904		2,822,844
Depreciation and amortization	8,157	7,936	24,472	23,723	556,577
Total operating expenses	923,831	452,480	7,626,805	1,052,391	23,464,355
Loss from Operations	(923,831)	(452,480)	(7,626,805)	(1,052,391)	(23,464,355)

Other income (expense)
Interest income	1,564	56	2,843	666	61,386
Interest expense	(313,696)	(74,307)	(977,912)	(144,895)	(2,154,841)
Decrease (increase) in warrant liability	(2,210,711)		2,702,841		3,172,152
Decrease in beneficial
conversion features liability	659,811		1,215,740		941,845
Impairment of intangibles					(1,267,278)
Inventory obsolesence					(365,078)
Legal settlement					344,949
Loss on settlement of debt					(230,268)
Miscellaneous	4,151		(125,015)		(125,017)
Total Other Income (Expense)	(1,858,881)	(74,251)	2,818,497	(144,229)	377,850
Loss before income taxes	(2,782,712)	(526,731)	(4,808,308)	(1,196,620)	(23,086,505)
Income Taxes	-	900	900	900	13,392
Net Loss	$(2,782,712)	$(527,631)	$(4,809,208)	$(1,197,520)	$(23,099,897)

Basic and dilutive loss per share	$(0.02)	$(0.00)	$(0.04)	$(0.01)

Basic and diluted wighted
average nubmer of shares of
Common Stock outstanding*	113,816,474	106,431,387	113,816,474	105,901,243

* - Weighted averag diluted number of share are the same as basic weighted average nuimber of shares as the effect is anti-dilutive.

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
Statement of Stockholders’ Equity (Deficit) (Unaudited)
For the Period from Inception (October 3, 1994) to June, 2008

									Deficit	Total
	Common Stock		Additional	Stock	Deferred	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Warrant	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Expense	Receivable	Cancelled	Fees	Inception	(Deficit)
Stock issued for cash
October 3, 1994	10,000	$10	$90							$100
Net loss from October 3,
1994, to December 31, 1994									(1,521)	(1,521)
Balance at December 31, 1994	10,000	10	90	-	-	-	-	-	(1,521)	(1,421)
Shares issued for
assignment rights	1,990,000	1,990	(1,990)							-
Shares issued for services	572,473	572	135,046							135,618
Shares issued for debt	1,038,640	1,038	1,164,915							1,165,953
Shares issued for cash	232,557	233	1,119,027							1,119,260
Shares issued for
subscription receivable	414,200	414	1,652,658			(1,656,800)				(3,728)
Shares issued for
productions costs	112,500	113	674,887			(675,000)				-
Net loss for the year ended
December 31, 1995									(914,279)	(914,279)
Balance at December 31, 1995	4,370,370	4,370	4,744,633	-	-	(2,331,800)	-	-	(915,800)	1,501,403
Shares issued for reorganization	18,632,612	18,633	(58,033)							(39,400)
Shares issued for cash	572,407	573	571,834							572,407
Shares issued for services	24,307	24	24,283							24,307
Net loss for the year ended
September 30, 1996									(922,717)	(922,717)
Balance at September 30, 1996	23,599,696	23,600	5,282,717	-	-	(2,331,800)	-	-	(1,838,517)	1,136,000
Shares issued for cash	722,733	723	365,857							366,580
Shares issued for services	274,299	274	54,586							54,860
Cancellation of shares	(542,138)	(542)	(674,458)			675,000				-
Net loss for the year ended
September 30, 1997									(858,915)	(858,915)
Balance at September 30, 1997	24,054,590	24,055	5,028,702	-	-	(1,656,800)	-	-	(2,697,432)	698,525
Shares issued for cash	2,810,000	2,810	278,190							281,000
Shares issued for services	895,455	895	88,651							89,546
Shares issued for compensation	2,200,000	2,200	217,800							220,000
Cancellation of shares	(2,538,170)	(2,538)	(1,534,262)			1,656,800				120,000
Net loss for the year ended
September 30, 1998									(1,898,376)	(1,898,376)
Balance at September 30, 1998	27,421,875	27,422	4,079,081	-	-	-	-	-	(4,595,808)	(489,305)
Shares issued for compensation	3,847,742	3,847	389,078							392,925
Shares issued for services	705,746	706	215,329							216,035
Shares issued for cash	9,383,000	9,383	928,917							938,300
Net loss for the year ended
September 30, 1999									(1,158,755)	(1,158,755)
Balance at September 30, 1999	41,358,363	41,358	5,612,405	-	-	-	-	-	(5,754,563)	(100,800)
Shares issued for cash	10,303,500	10,304	1,020,046							1,030,350
Shares issued for compensation	1,517,615	1,518	1,218,598							1,220,116
Shares issued for services	986,844	986	253,301							254,287
Net loss for the year ended
September 30, 2000									(2,414,188)	(2,414,188)

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
Statement of Stockholders’ Equity (Deficit) (Unaudited) - Continued
For the Period from Inception (October 3, 1994) to June 30, 2008

									Deficit	Total
	Common Stock		Additional	Stock	Deferred	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Warrant	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Expense	Receivable	Cancelled	Fees	Inception	(Deficit)
Balance at September 30, 2000	54,166,322	54,166	8,104,350	-	-	-	-	-	(8,168,751)	(10,235)
Shares issued for services
and prepaid expenses	2,517,376	2,517	530,368					(141,318)		391,567
Shares issued for cash	6,005,000	6,005	594,495							600,500
Shares to be issued for cash
(100,000 shares)				10,000						10,000
Shares to be issued for
debt (639,509 shares)				103,295						103,295
Net loss for the year ended
September 30, 2001									(1,353,429)	(1,353,429)
Balance at September 30, 2001	62,688,698	62,688	9,229,213	113,295	-	-	-	(141,318)	(9,522,180)	(258,302)
Shares issued for services
and prepaid expenses	1,111,710	1,112	361,603					54,400		417,115
Shares issued as a contribution	100,000	100	11,200							11,300
Shares issued for compensation	18,838	19	2,897							2,916
Shares issued for cash	16,815,357	16,815	1,560,782	(10,000)						1,567,597
Shares issued for debt	1,339,509	1,340	208,639	(103,295)						106,684
Shares to be issued for
services related to raising
equity (967,742 shares)			(300,000)	300,000						-
Cancellation of shares	(7,533,701)	(7,534)								(7,534)
Net loss for the year ended
September 30, 2002									(1,243,309)	(1,243,309)
Balance at September 30, 2002	74,540,411	74,540	11,074,334	300,000	-	-	-	(86,918)	(10,765,489)	596,467
Shares issued for services
and prepaid expenses	2,467,742	2,468	651,757	(300,000)						354,225
Shares issued for capital
equity line	8,154,317	8,154	891,846							900,000
Amortization of consulting fees								86,918		86,918
Cancellation of shares	(50,000)	(50)	50							-
Shares to be cancelled
(7,349,204 shares)			7,349				(7,349)			-
Net loss for the year ended
September 30, 2003									(1,721,991)	(1,721,991)
Balance at September 30, 2003	85,112,470	85,112	12,625,336	-	-	-	(7,349)	-	(12,487,480)	215,619
Shares issued for capital
equity line	19,179,016	19,179	447,706							466,885
Shares issued for services	5,100,004	5,100	196,997					(13,075)		189,022
Share to be issued for cash
(963,336 shares)				28,900						28,900
Shares to be issued for debt
(500,000 shares)				15,000						15,000
Cancellation of shares	(7,349,204)	(7,349)					7,349			-
Net loss for the year ended
September 30, 2004									(1,568,770)	(1,568,770)

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
Statement of Stockholders’ Equity (Deficit) (Unaudited) - Continued
For the Period from Inception (October 3, 1994) to June 30, 2008

									Deficit	Total
	Common Stock		Additional	Stock	Deferred	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Warrant	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Expense	Receivable	Cancelled	Fees	Inception	(Deficit)
Balance at September 30, 2004	102,042,286	102,042	13,270,039	43,900		-	-	(13,075)	(14,056,250)	(653,344)
Amortization of consulting fees								13,075		13,075
Net loss for the year ended
September 30, 2005									(467,916)	(467,916)
Balance at September 30, 2005	102,042,286	102,042	13,270,039	43,900	-	-	-	-	(14,524,166)	(1,108,185)
Net loss for the year ended
September 30, 2006									(870,887)	(870,887)
Balance at September 30, 2006	102,042,286	102,042	13,270,039	43,900	-	-	-	-	(15,395,053)	(1,979,072)
Shares issued for services	4,592,915	4,593	80,336							84,929
Warrants issued on
convertible notes			340,583							340,583
Beneficial conversion
features			1,021,569							1,021,569
Net loss for the year ended
September 30, 2007									(2,001,094)	(2,001,094)
Balance at December 31, 2007
(As Previoualy Stated)	106,635,201	106,635	14,712,527	43,900	-	-	-	-	(17,300,147)	(2,437,085)
Reclassification of 2001
Executive Option Plan
as of July 17, 2007			(2,271,879)							(2,271,879)
Decrease in fair value of
options related to 2001
Executive Option Plan
for the year ended
September 30, 2007									344,965	344,965
Advisory board
compensation earned
prior to October 1, 2006									(480,000)	(480,000)
Increase in fair value of
beneficial conversion
features liability related to
advisory board
compensation prior to
October 1, 2006									(269,851)	(269,851)
Amortization of beneficial
conversion features
liability discount related to
advisory board
compensation prior to
October 1, 2006									(49,192)	(49,192)
Advisory board
compensation earned
for the year ended
September 30, 2007								(96,000)	(96,000)

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
Statement of Stockholders’ Equity (Deficit) (Unaudited) - Continued
For the Period from Inception (October 3, 1994) to June 30, 2008

									Deficit	Total
	Common Stock		Additional	Stock	Deferred	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Warrant	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Expense	Receivable	Cancelled	Fees	Inception	(Deficit)
Advisory board
compensation earned
for the year ended
September 30, 2007									(96,000)	(96,000)
Increase in fair value of
beneficial conversion
features liability related to
advisory board
compensation for the year
ended September 30, 2007									(4,044)	(4,044)
Amortization of beneficial
conversion features liability
discount related to advisory
board compensation
for the year ended
September 30, 2007									(57,354)	(57,354)
Issuance of warrants related
to 2004 stock purchase
agreement at the date of
issuance			24,366						(24,366)	-
Reclassification of warrants
related to 2004 stock
purchase agreement
as of July 17, 2007			(70,029)							(70,029)
Decrease in fair value of
warrants related to 2004
stock purchase agreement
as of September 30, 2007									70,029	70,029
Decrease in fair value of
warrants for services
as of September 30, 2007									30,762	30,762
Reclassification of beneficial
conversion features
liability related to convertible
bridge notes at the date of
issuance			(1,021,569)							(1,021,569)
Amortization of beneficial
conversion features liability
discount related to convertible
bridge notes for the year
ended September 30, 2007									(336,129)	(336,129)

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
Statement of Stockholders’ Equity (Deficit) (Unaudited) - Continued
For the Period from Inception (October 3, 1994) to June 30, 2008
	Common Stock		Additional	Stock	Deferred	Stock	Shares		Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Warrant	Subscription	to be		Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Expense	Receivable	Cancelled		Fees	Inception	(Deficit)
Reclassification of warrants
related to $1,025,000 of
convertible bridge notes
at the date of issuance			(340,583)								(340,583)
Increase in fair value of
warrants related to
placement fee at the date
of issuance										(87,736)	(87,736)
Amortization of warrant
discount related to
$1,025,000 of convertible
bridge notes for the year
ended September 30, 2007										(55,179)	(55,179)
Decrease in fair value of
warrants related to
$1,025,000 of convertible
bridge notes for the
year ended
September 30, 2007										54,315	54,315
Balance at September 30, 2007
(As restated)	106,635,201	106,635	11,032,833	43,900						(18,290,689)	(7,107,321)
Issuance of stock for the
conversion of convertible
debentures and accrued interest	10,363,796	10,163	789,090								799,253
Issuance of stock for cash	3,300,000	3,300	326,700								330,000
Stock issued for debt	698,750	899	113,951								114,850
Stock to be issued for cash received				420,000							420,000
Net loss for the nine months
ended June 30, 2008										(4,809,208)	(4,809,208)
Balance at June 30, 2008	120,997,747	$120,997	$12,262,574	$463,900	$-	$-	$-	$-	$-	$(23,099,897)	$(10,252,426)

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
Statement of Cash Flows (Unaudited)

	For the Nine Months Ended June 30,		Cummulative from Inception
		2007	(October 3, 1994) to
	2008	(As Restated)	June 30, 2008
Operating activities:
Net loss	$(4,809,208)	$(1,197,520)	(23,099,895)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	24,472	23,723	643,495
Amortization of beneficial conversion features discount and
warrant discount	1,073,445	75,827	1,907,270
Stock based compensation expense - employee			1,835,957
Stock based compensation expense - consultant	5,799,646	84,929	8,105,192
Decrease in warrant liabilities	(2,702,841)		(3,172,152)
Decrease in beneficial conversion features liabilities	(1,215,741)		(1,211,697)
Impairment of assets			514,755
Write-down of obsolete assets			38,862
Impairment of intangible assets			1,117,601
Loss on termination of lease	126,111		126,111
Loss on settlement of debt			130,268
(Increase) decrease in assets:
Other current assets	(77,269)		(586,346)
Other assets		(4,600)	(64,230)
Increase (decrease) in liabilities:
Accounts payable	409,406	(67,806)	636,807
Accrued expenses	(139,840)	484,626	2,443,650
Customer deposits	900,000		900,000
Net cash used in operating activities	(611,819)	(600,821)	(9,734,352)
Investing activities:
Acquisition of property and equipment	(26,111)	(25,361)	(397,566)
Acquisition of patents			(154,061)
Net cash used in investing activities	(26,111)	(25,361)	(551,627)
Financing activities:
Accrual of liquidating damages	138,375		153,750
Payment on notes payable to officer	(19,260)	(33,800)	(218,502)
Proceeds from notes payable, related party			457,433
Payments on notes payable to related party	(5,000)		(5,000)
Receipt from (payments to) equity line of credit	(27,336)	(225,000)	428,664
Proceeds from convertible notes payable		1,336,000	1,861,000
Proceeds from notes payable	425,000		425,000
Issuance of common stock	330,000		7,716,094
Receipt of cash for stock to be issued	420,000		463,900
Net cash provided by (used in) financing activities	1,261,779	1,077,200	11,282,339
Net change in cash	623,849	451,018	996,360

Cash balances:
Beginning of period	372,511	4,544
End of month	$996,360	$455,562	$996,360

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
June 30, 2008

Notes to Financial Statements (Unaudited)

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited financial statements reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the nine month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending September 30, 2008 and should be read in conjunction with the audited financial statements for the year ended September 30, 2007.

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

NET LOSS PER SHARE

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates

ADVERTISING

The cost of advertising is expensed as incurred. Total advertising costs were included in general and administrative expenses and were $945 and $3,385 for the nine months ended June 30, 2008 and 2007, respectively.

RECLASSIFICATION

For comparative purposes, the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

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

In December 2007, FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. This statement has no effect on the financial statements as the Company does not have any outstanding non-controlling interest in one or more subsidiaries.

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2008:

Equipment and machinery	$209,014
Furniture and fixtures	24,594
233,608
Less accumulated depreciation	(217,247)
Net Property and Equipment	$16,361

Depreciation expense was $24,472 and $23,723 for the nine months ended June 30, 2008 and 2007, respectively.

NOTE 4 ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2008:

Accrued salaries	$1,527,676
Advisory board compensation	576,000
Interest payable	223,857
Other accruals	102,155
Total accrued expenses	$2,429,688

NOTE 5 CUSTOMER DEPOSITS

In May 2008, the Company received an order for two water filtration systems, which required a deposit. The Company is in the design phase of the manufacturing process, and has not recognized any revenue related to these water filtration systems. As of June 30, 2008, customer deposits were $900,000.

NOTE 6 NOTES PAYABLE TO RELATED PARTIES

The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes bear interest at rates up to 13% and are due on demand. As of June 30, 2008, notes payable amounted to $124,000.

NOTE 7 CONVERTIBLE NOTES PAYABLE

CONVERTIBLE NOTE 1

Between October 2006 and February 2007, the Company completed an offering of $750,000 in principal amount of convertible notes, which bear interest at 10% per annum and mature the earlier of (i) (18) months from the date of issuance (ii) an event of default or (iii) the closing of any equity related financing by the Company in which the gross proceeds are a minimum of $2,500,000. These notes are convertible into shares of the Company’s Common Stock at $0.05 per share or shares of any equity security issued by the Company at a conversion price equal to the price at which such security is sold to any other party. In the event that a registration statement covering the underlying shares is not declared effective within 180 days after the closing, the conversion price shall be reduced by $0.0025 per share for each 30 day period that the effectiveness of the registration statement is delayed but in no case may the conversion price to be reduced below $0.04 per share. As of September 30, 2007, the conversion price was $0.04 per share.

FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be bifurcated from the convertible bridge notes. The Company determined that the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the convertible bridge notes, the embedded beneficial conversion feature and convertible bridge notes are not remeasured at fair value at each balance sheet date, and a separate contract with the same terms would be a derivative pursuant to FASB 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were bifurcated from the convertible bridge notes. FASB 133, paragraph 6 was applied to determine if the embedded beneficial conversion features were within the scope and definition of a derivative. The embedded beneficial conversion features had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be derivatives. The Company applied EITF 00-19, paragraph 8 to determine the classification of the beneficial conversion feature, which states that contracts which require net-share settlement are equity. Therefore the embedded conversion features were determined to be equity instruments at the date of issuance. The Company applied EITF 00-19, paragraph 9, which states that all contracts be initially measured at fair value. The terms of the conversion feature were analyzed and the Company determined that the convertible notes were a conventional convertible pursuant to paragraph 4 of EITF 00-19. The Company included SFAS 150 in the analysis of the convertible notes. SFAS 150 requires three classes of freestanding financial instruments, as defined in paragraphs 8 through 17, to be classified as liabilities. The first class, as defined in paragraph 9, includes financial instruments that are mandatorily redeemable financial instruments. There are no terms or conditions that require the Company to unconditionally redeem the convertible notes by transferring assets at a specified or determinable date. The second class, as defined in paragraph 11, is financial instruments that require the repurchase of shares of Common Stock by transferring assets. There are no terms or conditions that require the Company to repurchase shares of Common Stock. The third class, as defined in paragraph 12, includes financial instruments that require the issuance of a variable number of shares of Common Stock. There are no terms or conditions that require the Company to issue a variable number of shares of Common Stock. Therefore, the Company concluded that the convertible notes were not within the scope of SFAS 150.

The fair value of the embedded beneficial conversion features was valued at $750,000 at the date of issuance using the Black Sholes model with the following assumptions: risk free rate of return of 2.02% to 5.09%; volatility of 268% to 275%; dividend yield of 0% and an expected term of 1.5 years.

Based on the calculation of the fair value of the embedded beneficial conversion feature, the Company allocated $750,000 to the beneficial conversion feature and the beneficial conversion feature discount, and none to the convertible note at the date of issuance. The embedded beneficial conversion feature discount is amortized to interest expense over the term of the note.

As of June 30, 2008, the outstanding convertible notes totaled $573,333 and the unamortized embedded beneficial conversion feature discount totaled $5,555, for a net convertible debt of $567,778.

For the nine months ended June 30, 2008, interest expense was $55,593 and amortization expense for the embedded beneficial conversion feature discount was $283,472, which was included in interest expense in the other income (expense) section of the statement of operations.

Calico Capital Management, LLC acted as an agent for the Company in arranging the transaction for Bridge Notes 1 and 2 and was paid a placement fee of $75,000. The Company recorded these fees as an expense in 2007.

 CONVERTIBLE NOTE 2

On June 6, 2007, the Company completed an offering of $86,000 in principal amount of convertible notes, which bear interest at 10% per annum and mature on December 31, 2008.These notes are convertible into shares of the Company’s Common Stock at $0.01 per share or shares of any equity security issued by the Company at a conversion price equal to the price at which such security is sold to any other party. There are no registration rights associated with these notes.

FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be bifurcated from the convertible bridge notes. The Company determined that the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the convertible bridge notes, the embedded beneficial conversion feature and convertible bridge notes are not remeasured at fair value at each balance sheet date, and a separate contract with the same terms would be a derivative pursuant to FASB 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were bifurcated from the convertible bridge notes. FASB 133, paragraph 6 was applied to determine if the embedded beneficial conversion features were within the scope and definition of a derivative. The embedded beneficial conversion features had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be derivatives. The Company applied EITF 00-19, paragraph 8 to determine the classification of the beneficial conversion feature, which states that contracts which require net-share settlement are equity. Therefore the embedded conversion features were determined to be equity instruments at the date of issuance. The Company applied EITF 00-19, paragraph 9, which states that all contracts be initially measured at fair value. The terms of the conversion feature were analyzed and the Company determined that the convertible notes were a conventional convertible pursuant to paragraph 4 of EITF 00-19. The Company included SFAS 150 in the analysis of the convertible notes. SFAS 150 requires three classes of freestanding financial instruments, as defined in paragraphs 8 through 17, to be classified as liabilities. The first class, as defined in paragraph 9, includes financial instruments that are mandatorily redeemable financial instruments. There are no terms or conditions that require the Company to unconditionally redeem the convertible notes by transferring assets at a specified or determinable date. The second class, as defined in paragraph 11, includes financial instruments that require the repurchase of shares of Common Stock by transferring assets. There are no terms or conditions that require the Company to repurchase shares of Common Stock. The third class, as defined in paragraph 12, includes financial instruments that require the issuance of a variable number of shares of Common Stock. There are no terms or conditions that require the Company to issue a variable number of shares of Common Stock. Therefore, the Company concluded that the convertible notes were not within the scope of SFAS 150.

The fair value of the embedded beneficial conversion features was determined to be $86,000 at the date of issuance using the Black Sholes model with the following assumptions: risk free rate of return of 4.96%; volatility of 259.58%; dividend yield of 0% and an expected term of 1.5 years.

Based on the calculation of the fair value of the embedded beneficial conversion feature, the Company allocated $86,000 to the beneficial conversion feature and the beneficial conversion feature discount, and none to the convertible note. The embedded beneficial conversion feature discount is amortized to interest expense over the term of the note.

As of June 30, 2008, the outstanding convertible notes totaled $78,000 and the unamortized embedded beneficial conversion feature discount was $21,667, for a net convertible debt of $56,333.

For the nine months ended June 30, 2008, interest expense was $6,526, and amortization expense for the embedded beneficial conversion feature discount was $43,000, which was included in interest expense in the other income (expense) section of the statement of operations.

Calico Capital Management, LLC acted as an agent for the Company in arranging the transaction for Bridge Notes 1 and 2 and was paid a placement fee of $75,000. The Company recorded these fees as an expense in 2007.

CONVERTIBLE NOTE 3

On July 18, 2007, the Company completed an offering of $1,025,000 in principal amount of Subordinated Convertible Debentures to a group of institutional and accredited investors, which bear interest at the rate of 8% per annum, and mature 12 months from the date of issuance. The Subordinated Convertible Debentures are convertible into shares of the Company’s Common Stock at an initial conversion rate of $0.22 per share, subject to anti-dilution adjustments. As part of the above offering the Company issued warrants to purchase 2,329,546 shares of Common Stock, which expire five years from the date of grant.

Under the terms of a Registration Rights Agreement signed in conjunction with this offering, the Company is required to file a registration statement under the Securities Act of 1933 in order to register the resale of the shares of Common Stock issuable upon conversion of the Subordinated Convertible Debentures and the warrant shares (collectively, the "Registerable Securities"). If the Company does not file a registration statement with respect to the Registerable Securities within forty-five days following the closing of the Offering, or if the Registration Statement is not declared effective by the Securities and Exchange Commission within 90 days, then the Company must pay to each purchaser damages equal to 1.5% of the purchase price paid by the purchaser for its Subordinated Convertible Debentures, for each 30 day period that follows after these deadlines. The aggregate amount of damages payable by the Company is limited to 15% of the purchase price. The Company had until August 31, 2007 to file the registration statement. The Company recorded $153,750 as liquidated damages as of June 30, 2008. No derivative liability is recorded as the amount of liquidated damage is fixed with a maximum ceiling.

To determine the allocation of the proceeds of the convertible debt, the Company applied APB 14, paragraph 15, which states that proceeds from the sale of debt with stock purchase warrants should be allocated between the debt and warrants, and paragraph 16, which states that the proceeds should be allocated based on the relative fair values of the two securities at the time of issuance.

The fair value of the warrants was determined to be $741,371 at the date of issuance calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility of 219.89% to 226.04%; dividend yield of 0% and an expected term of 5 years. As a result, the relative fair value of the warrants was determined to be $594,811.

FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be bifurcated from the convertible bridge notes. The Company determined that the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the convertible bridge notes, the embedded beneficial conversion feature and convertible bridge notes are not remeasured at fair value at each balance sheet date, and a separate contract with the same terms would be a derivative pursuant to FASB 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were bifurcated from the convertible bridge notes. FASB 133, paragraph 6 was applied to determine if the embedded beneficial conversion features were within the scope and definition of a derivative. The embedded beneficial conversion features had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be derivatives. The Company applied EITF 00-19, paragraph 8 to determine the classification of the beneficial conversion feature, which states that contracts which require net-share settlement are equity. Therefore the embedded conversion features were determined to be equity instruments at the date of issuance. The Company applied EITF 00-19, paragraph 9, which states that all contracts be initially measured at fair value. The terms of the conversion feature were analyzed and the Company determined that the convertible notes were a conventional convertible pursuant to paragraph 4 of EITF 00-19. The Company included SFAS 150 in the analysis of the convertible notes. SFAS 150 requires three classes of freestanding financial instruments, as defined in paragraphs 8 through 17, to be classified as liabilities. The first class, as defined in paragraph 9, includes financial instruments that are mandatorily redeemable financial instruments. There are no terms or conditions that require the Company to unconditionally redeem the convertible notes by transferring assets at a specified or determinable date. The second class, as defined in paragraph 11, includes financial instruments that require the repurchase of shares of Common Stock by transferring assets. There are no terms or conditions that require the Company to repurchase shares of Common Stock. The third class, as defined in paragraph 12, includes financial instruments that require the issuance of a variable number of shares of Common Stock. There are no terms or conditions that require the Company to issue a variable number of shares of Common Stock. Therefore, the Company concluded that the convertible notes were not within the scope of SFAS 150.

The fair value of the embedded beneficial conversion features was determined to be $430,189 at the date of issuance using the Black Sholes model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility of 219.89% to 226.04%; dividend yield of 0% and an expected term of 1 year.

Southridge Investment Group LLC, Ridgefield, Connecticut (“Southridge”) acted as the Company’s agent in arranging the transaction, and received a placement fee of $102,500. Southridge also received warrants to purchase 465,909 shares of the Company’s Common Stock on the same terms and conditions as the warrants issued to the purchasers. The Company recorded the placement fees as an expense. The grant date fair value of the warrants was determined to be $124,060 and was calculated using the Black-Sholes option pricing model, using the following assumptions: risk free rate of return of 5.01%, volatility of 226.04%, dividend yield of 0% and expected term of five years.

As of June 30, 2008, the outstanding convertible notes totaled $485,000, the unamortized warrant discount was $0, and the embedded beneficial conversion feature discount was $0, for a net convertible debt of $485,000.

For the nine months ended June 30, 2008, interest expense was $59,972, amortization expense for the warrant discount was $298,262, which was included in interest expense in the other income (expense) section of the statement of operations, and amortization expense for the beneficial conversion feature discount was $412,154, which was also included in interest expense in the other income (expense) section of the statement of operations.

As of June 30, 2008, the Company entered into various debenture agreements (the “Bridge Notes”) with several investors. Under the terms of the agreements, the Bridge Notes bear interest at the rate of 10% per annum. The Bridge Notes will automatically mature and the entire outstanding principal amount, together with all unpaid and accrued interest, shall become due and payable after the earlier of (i) the eighteen (18) month anniversary of the date of issuance (ii) an event of default or (iii) the closing of any equity related financing by the Company in which the gross proceeds to the Company are at least $2,500,000, unless, prior to such time, the notes have been converted into shares of the Company’s Common Stock.

NOTE 8  10% SUBORDINATED NOTES PAYABLE

In January 2008, the Company completed an offering of $425,000 in principal amount of Subordinated Debentures to a group of institutional and accredited investors. The Subordinated Debentures mature on December 31, 2008, and bear interest at the rate of 10% per annum. As part of the above offering, the Company issued warrants to purchase 850,000 shares of Common Stock, which expire six years from the date of grant.

The Company applied APB 14, paragraphs 15 and 16, to determine the allocation of the proceeds of the convertible debt. Paragraph 15 states that proceeds from the sale of debt with stock purchase warrants should be allocated between the debt and warrants, and paragraph 16 states that the proceeds should be allocated based on the relative fair values of the two securities at the time of issuance.

The grant date fair value of the warrants was determined to be $125,462 which was calculated using the Black-Sholes option pricing model, using the following assumptions: risk free rate of return of ranging from 2.64% to 3.26%, volatility ranging from 97.08% to 98.27%, dividend yield of 0% and expected life of six years. As a result, the relative fair value of the warrants was $96,814.

FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be bifurcated from the convertible bridge notes. The Company determined that the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the convertible bridge notes, the embedded beneficial conversion feature and convertible bridge notes are not remeasured at fair value at each balance sheet date, and a separate contract with the same terms would be a derivative pursuant to FASB 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were bifurcated from the convertible bridge notes. FASB 133, paragraph 6 was applied to determine if the embedded beneficial conversion features were within the scope and definition of a derivative. The embedded beneficial conversion features had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be derivatives. The Company applied EITF 00-19, paragraph 8 to determine the classification of the beneficial conversion feature, which states that contracts which require net-share settlement are equity. Therefore the embedded conversion features were determined to be equity instruments at the date of issuance. The Company applied EITF 00-19, paragraph 9, which states that all contracts be initially measured at fair value. The terms of the conversion feature were analyzed and the Company determined that the convertible notes were a conventional convertible pursuant to paragraph 4 of EITF 00-19. The Company included SFAS 150 in the analysis of the convertible notes. SFAS 150 requires three classes of freestanding financial instruments, as defined in paragraphs 8 through 17, to be classified as liabilities. The first class, as defined in paragraph 9, includes financial instruments that are mandatorily redeemable financial instruments. There are no terms or conditions that require the Company to unconditionally redeem the convertible notes by transferring assets at a specified or determinable date. The second class, as defined in paragraph 11, includes financial instruments that require the repurchase of shares of Common Stock by transferring assets. There are no terms or conditions that require the Company to repurchase shares of Common Stock. The third class, as defined in paragraph 12, includes financial instruments that require the issuance of a variable number of shares of Common Stock. There are no terms or conditions that require the Company to issue a variable number of shares of Common Stock. Therefore, the Company concluded that the convertible notes were not within the scope of SFAS 150.

As of June 30, 2008, the principal outstanding totaled $425,000, unamortized warrant discount totaled $80,675, and the net amount of the note payable was $344,325.

For the nine months ended June 30, 2008, interest expense was $14,795, and amortization expense for the warrant discount was $16,140, which was included in interest expense in the other income (expense) section of the statement of operations.

NOTE 9 WARRANT LIABILITY

2001 Executive Officers Stock Option Plan

In October 2000, the Company amended its employment agreements with its executive officers. In conjunction with the amendments the Company adopted the 2001 Executive Officers Stock Option Plan. The plan has reserved 7,576,680 shares of Common Stock and has issued options for the purchase of 7,034,140 shares of Common Stock. The options expire 5 years from the date of issuance.

On the grant date, the Company applied Financial Accounting Standard Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 6 to determine if the options were within the scope and definition of a derivative. The options: had one or more underlings, and one or more notional amounts; required no initial investment; and required or permitted net settlement. Therefore, the options were determined to be derivatives. In order to determine how to classify the options, the Company followed the guidance of paragraphs 7 and 8 of Emerging Issue Task Force (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which states that contracts that require settlement in shares are equity instruments. In order to determine the value of the options, the Company applied EITF 00-19, paragraph 9, which states that contracts that require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value. In accordance with EITF 00-19, the options were recorded in additional paid-in capital at fair value on the date of issuance.

The Company analyzed the options as of September 30, 2007 by following the guidance of FASB 133, paragraph 6 to ascertain if the options issued remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the options issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. The Company next applied EITF 00-19, paragraph 10, which states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the Convertible Debentures on July 17, 2007.

In accordance with EITF 00-19, the options were reclassified as of July 17, 2007 from additional paid-in capital to warrant liabilities on the balance sheet, at the fair value of $2,271,879 which was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and an expected term of 3.67 years.

The Company analyzed the options by applying FASB 133, paragraph 6 to ascertain if the options issued remained derivatives as of June 30, 2008. All of the criteria in the original analysis were met, and the options issued were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the options was determined to be $842,430 as of June 30, 2008, and was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 2.36%; volatility of 74.72%; dividend yield of 0%; and an expected term of 2.75 years.

The decrease in the fair value of the options was $1,084,484 for the nine months ended June 30, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

Warrants Related to Convertible Debentures

On July 17, 2007 the Company completed an offering of $1,025,000 of Convertible Debentures to a group of institutional and accredited investors which included warrants to purchase 2,795,454 shares of Common Stock (2,329,546 shares of Common Stock to holders of the Convertible Debentures and 465,908 shares of Common Stock as a placement fee) at an exercise price of $0.50 per share.

The Company followed the guidance of FASB 133, paragraph 6, to determine if the warrants were within the scope and definition of a derivative at the date of issuance. The warrants had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the warrants were determined to be derivatives at the date of issuance. In order to determine how to classify the warrants, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the warrants, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the warrants was determined to be $554,249 ($430,189 attributable to the holders of the Convertible Debentures and $124,060 attributable to the placement fee) at the date of issuance, which was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility of 219.89% to 226.04%; dividend yield of 0% and an expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the warrants was determined to be $499,932 ($379,672 attributable to the holders of the Convertible Debentures and $120,260 attributable to the placement fee) as of September 30, 2007, which was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and an expected term of 4.67 to 4.75 years.

The Company analyzed the warrants by applying FASB 133, paragraph 6 to ascertain if the warrants remained derivatives as of June 30, 2008. All of the criteria in the original analysis were met, and the warrants issued were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the warrants was determined to be $238,490 as of June 30, 2008, which was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 2.36%; volatility of 74.72%; dividend yield of 0%; and an expected term of 3.92 to 4 years.

The decrease in the fair value of the warrants was $261,442 for the nine months ended June 30, 2008, and recorded by decreasing warrant liabilities on the balance sheet by $261,442 ($188,034 related to the holders of the convertible bridge notes, and $73,408 related to the placement fee).

Options Related to Chief Executive Officer

On December 19, 2007, the Company entered into a one year Employment Agreement with Richard H. Papalian pursuant to which Mr. Papalian has been appointed as the Company’s Chief Executive Officer. As compensation for his services, the Company granted to Mr. Papalian a five year option to purchase up to 8,539,312 shares of the Company’s Common Stock at an exercise price of $0.25 per share. As per the terms of the stock option agreement, options for the purchase of 340,000 shares of Common Stock are not exercisable until the notes dated June 6, 2007 (Convertible Note 2 as discussed in Note 7 above) are eligible for conversion into shares of Common Stock. These options were issued outside of the 2001 Executive Officers Stock Option Plan.

On the grant date, the Company applied FASB 133, paragraph 6 to determine if the options were within the scope and definition of a derivative. The options: had one or more underlings, and one or more notional amounts; required no initial investment; and required or permitted net settlement. Therefore, the options were determined to be derivatives. In order to determine how to classify the options, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the options, the Company applied EITF 00-19, paragraph 9, which states that contracts that require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the options was determined to be $1,448,321 at the date of issuance, which was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 3.26%; volatility of 98.01%; dividend yield of 0%; and an expected term of 5 years.

The Company analyzed the options as of June 30, 2008, by applying FASB 133, paragraph 6 to ascertain if the options issued remained derivatives as of June 30, 2008. All of the criteria in the original analysis were met, and the options issued were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the options was determined to be $990,390 as of June 30, 2008, which was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 2.36%; volatility of 74.72%; dividend yield of 0%; and an expected term of 4.42 years.

The decrease in the fair value of the options was $457,931 for the nine months ended June 30, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

Warrants Issued to Consultant

On December 19, 2007, the Company entered into a one year Consulting Agreement with Mark Maron pursuant to which Mr. Maron has been appointed as Special Adviser to the Company. As compensation for his services, the Company granted to Mr. Maron a five year warrant to purchase up to 8,539,312 shares of the Company’s Common Stock at an exercise price of $0.25 per share. As per the terms of the stock option agreement, options for the purchase of 340,000 shares of Common Stock are not exercisable until the notes dated June 6, 2007 (Convertible Note 2 as discussed in Note 7 above) are eligible for conversion into shares of Common Stock. These warrants were issued outside of the 2001 Executive Officers Stock Option Plan.

The Company followed the guidance of FASB 133, paragraph 6, to determine if the warrants were within the scope and definition of a derivative at the date of issuance. The warrants had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the warrants were determined to be derivatives at the date of issuance. In order to determine how to classify the warrants, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the warrants, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the warrants was determined to be $1,448,321 at the date of issuance and was calculated using the Black Sholes option valuation model with the following assumptions: risk free interest rates of 3.26%, expected volatility of 98.01%, dividend yields of 0% and expected term of 5 years.

The Company analyzed the warrants by applying FASB 133, paragraph 6 to ascertain if the warrants remained derivatives as of June 30, 2008. All of the criteria in the original analysis were met, and the warrants issued were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the warrants was determined to be $990,390 as of June 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 2.36%; volatility of 74.72%; dividend yield of 0%; and an expected term of 4.42 years.

The decrease in the fair value of the warrants was $457,931 for the nine months ended June 30, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Warrants Related to 10% Subordinated Debentures

In January 2008, the Company completed an offering of $425,000 in principal amount of Subordinated Debentures to a group of institutional and accredited investors. As part of the offering, the Company issued warrants to purchase 850,000 shares of Common Stock.

The Company followed the guidance of FASB 133, paragraph 6, to determine if the warrants were within the scope and definition of a derivative at the date of issuance. The warrants had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the warrants were determined to be derivatives at the date of issuance. In order to determine how to classify the warrants, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the warrants, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the warrants was determined to be $96,814 at the date of issuance, which was calculated using the Black-Sholes option pricing model, using the following assumptions: risk free rate of return of ranging from 2.64% to 3.26%, volatility ranging from 97.08% to 98.27%, dividend yield of 0% and expected life of six years.

The Company analyzed the warrants by applying FASB 133, paragraph 6 to ascertain if the warrants remained derivatives as of June 30, 2008. All of the criteria in the original analysis were met, and the warrants issued were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the warrants was determined to be $76,248 as of June 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 2.36%; volatility of 74.72%; dividend yield of 0%; and an expected term of 5.58 years.

The decrease in the fair value of the options was $20,566 for the nine months ended June 30, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Warrants Related to $750,000 Stock Issuance

On May 28, 2008 the Company completed an offering of units consisting of common stock and warrants to purchase shares of its common stock to a group of institutional and accredited investors. The Company raised a total of $750,000 through this offering. The Company issued warrants to purchase 15,000,000 shares of Common Stock at an exercise price of $0.10 per share. The warrants expire three years from the date of issuance.

The Company followed the guidance of FASB 133, paragraph 6, to determine if the warrants were within the scope and definition of a derivative at the date of issuance. The warrants had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the warrants were determined to be derivatives at the date of issuance. In order to determine how to classify the warrants, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the warrants, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the warrants was determined to be $483,476 at the date of issuance, which was calculated using the Black Sholes option pricing model, using the following assumptions: risk free rate of return of 1.32% to 2.17%, volatility of 72.4% to 77.86%, dividend yield of 0%, and expected term of 3 years.

The Company analyzed the warrants by applying FASB 133, paragraph 6 to ascertain if the warrants remained derivatives as of June 30, 2008. All of the criteria in the original analysis were met, and the warrants were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the warrants was determined to be $553,363 as of June 30, 2008, which was calculated using the Black-Sholes option pricing model, using the following assumptions: risk free rate of return of 2.36%, volatility of 74.72%, dividend yield of 0% and expected term of 2.67 to 2.83 years.

The increase in the fair value of the warrants of $69,887 for the nine month period ended June 30, 2008 was recorded in decrease in warrant liability in the other income (expense) section of the statement of operations.

NOTE 10 BENEFICIAL CONVERSION FEATURES LIABILITY

As of September 30, 2007, the Company had Convertible Bridge Notes outstanding totaling $1,861,000 that were issued between October 17, 2006, and July 17, 2007. The bridge notes included embedded beneficial conversion features that allowed the holders of the convertible notes to convert their notes into shares of Common Stock at rates between $0.01 and $0.22. The bridge notes mature between June 17, 2008 and December 31, 2008. The bridge notes accrue interest at rates between 8% and 10%, and any accrued but unpaid interest is also convertible by the holder of the convertible bridge notes into shares of Common Stock at the same rate.

The Company followed the guidance of FASB 133, paragraph 6, to ascertain if the embedded beneficial conversion features remained derivatives subsequent to the date of issuance. All of the criteria in the original analysis were met, and the embedded beneficial conversion features issued were determined to be within the scope and definition of a derivative. The Company followed the guidance of FASB 133, paragraph 12, to determine if the embedded beneficial conversion features should be separated from the convertible bridge notes. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were separated from the convertible bridge notes. In order to determine the classification of the embedded conversion features, the Company applied paragraphs 7 and 8 of EITF 00-19. Paragraph 7 states that contracts which require net-cash settlement are liabilities, and paragraph 8 states that contracts which give the counterparty (holders of the convertible notes) a choice of net-cash settlement or settlement in shares are liabilities. Therefore the embedded conversion features were determined to be liabilities. In order to determine the value of the embedded conversion features, the Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the embedded beneficial conversion features was determined to be $1,430,812 at the date of issuance using the Black Sholes model with the following assumptions: risk free rate of return of 2.02% to 5.09%; volatility of 108.5% to 274.86%; dividend yield of 0% and an expected term of 1 to 1.5 years.

The fair value of the embedded beneficial conversion features was determined to be $1,430,812 as of September 30, 2007, which was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0% and an expected term of .58 to 1.25 years.

The Company analyzed the beneficial conversion features by applying FASB 133, paragraph 6 to ascertain if the beneficial conversion features remained derivatives as of June 30, 2008. All of the criteria in the original analysis were met, and the beneficial conversion features were determined to be within the scope and definition of a derivative. FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be separated from the convertible bridge notes. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were separated from the convertible bridge notes. EITF 00-19, paragraphs 7 and 8 were applied to determine the classification. Paragraph 7 states that contracts which require net-cash settlement are liabilities, and paragraph 8 states that contracts which give the counterparty (holders of the convertible notes) a choice of net-cash settlement or settlement in shares are liabilities. The embedded conversion features were determined to be liabilities and the Company followed the guidance of EITF 00-19, paragraph 9 to determine their value. Paragraph 9 states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the monthly embedded beneficial conversion features was determined to be $215,071 as of June 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 2.36%; volatility of 74.72%; dividend yield of 0%; and an expected term of 1.42 to 3.75 years.

The decrease in the fair value of the beneficial conversion features was $1,215,740 for the nine months ended June 30, 2008, and recorded by decreasing the beneficial conversion features liability on the balance sheet.

NOTE 11 STOCKHOLDERS’ DEFICIT

COMMON STOCK

The Company has 150,000,000 authorized shares with $0.001 par value. As of June 30, 2008, the Company had 121,479,647 shares issued and 120,997,747 shares outstanding.

In January 2008, the Company issued 150,000 shares of Common Stock to a vendor to in lieu of $25,000.

In April 2008, the Company issued 748,750 shares of Common Stock as part of the settlement of the termination of an operating lease.

During the three months ended June 30, 2008, the Company issued 10,163,796 shares of Common Stock for the conversion of convertible notes payable and accrued interest for $799,253.

On May 28, 2008, the Company completed an offering of units consisting of shares of Common Stock and warrants to purchase shares of Common Stock. The Company issued 3,300,000 shares of Common Stock, at an offering price of $0.10, for total proceeds of $330,000.

STOCK OPTIONS

2001 Executive Officers Stock Option Plan

In October 2000, the Company entered into amendments to the employment agreements of each of the executive officers eliminating the provisions of stock bonuses. In lieu of the bonus provision, the Company adopted the 2001 Executive Officers Stock Option Plan. The Company reserved 7,576,680 shares of Common Stock for issuance under the plan, and there are options for the purchase of 7,034,140 shares of Common Stock outstanding. The exercise price of the options is $0.15 and the options expire in September 2011.

Options Related to Chief Executive Officer

On December 19, 2007, the Company entered into a one year Employment Agreement with Richard H. Papalian pursuant to which Mr. Papalian was appointed as the Company’s Chief Executive Officer. As compensation for his services, the Company granted to Mr. Papalian a five year option to purchase up to 8,539,312 shares of the Company’s Common Stock at an exercise price of $0.25 per share. As per the terms of the stock option agreement, options for the purchase of 340,000 shares of Common Stock are not exercisable until the notes dated June 6, 2007 (Convertible Note 2 as discussed in Note 7 above) are eligible for conversion into shares of Common Stock. These options were issued outside of the 2001 Executive Officers Stock Option Plan.

A summary of the Company’s option activity is listed below:

	Weightred
	Average	Number of
	Exercise	Outstanding
	Price	Options
Outstanding as of September 30, 2007	$0.15	7,034,140
Granted	0.25	8,539,312
Forfeited	-	-
Exercised	-	-
Outstanding as of June 30, 2008	$0.20	15,573,452

OUTSTANDING OPTIONS:

Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.15	7,034,140	7,034,140	2.25	$0.15	$0.15
0.25	8,539,312	2,561,794	4.42	0.25	0.25

STOCK WARRANTS

Warrants Related to Convertible Debentures

On July 17, 2007 the Company completed an offering of $1,025,000 of Convertible Bridge Notes to a group of institutional and accredited investors which included warrants to purchase 2,795,454 shares of Common Stock (2,329,546 shares of Common Stock to holders of the convertible bridge notes, 465,908 shares of Common Stock as a placement fee) at an exercise price of $0.30 per share. The warrants expire five years from the date of issuance.

Warrants Related to Special Adviser

On December 19, 2007, the Company entered into a one year Consulting Agreement with Mark Maron pursuant to which Mr. Maron was appointed as Special Adviser to the Company. As compensation for his services, the Company granted to Mr. Maron a five year warrant to purchase up to 8,539,312 shares of the Company’s Common Stock at an exercise price of $0.25 per. As per the terms of the stock option agreement, options for the purchase of 340,000 shares of Common Stock are not exercisable until the notes dated June 6, 2007 (Convertible Note 2 as discussed in Note 7 above) are eligible for conversion into shares of Common Stock. These warrants were issued outside of the 2001 Executive Officers Stock Option Plan.

Warrants Related to 10% Subordinated Debentures

In January 2008, the Company completed an offering of units consisting of $425,000 of Subordinated Debentures to a group of institutional and accredited investors which included warrants to purchase 850,000 shares of Common Stock at an exercise price of $0.40 per share. The warrants expire six years from the date of issuance.

Warrants Related to $750,000 Issuance of Common Stock

On May 28, 2008 the Company completed an offering of $750,000 of units consisting of Common Stock and warrants to purchase the Company’s Common Stock to a group of institutional and accredited investors. The Company issued warrants to purchase 15,000,000 shares of Common Stock at an exercise price of $0.10 per share. The warrants expire three years from the date of issuance.

A summary of the Company’s warrant position is listed below:

	Weightred
	Average	Number of
	Exercise	Outstanding
	Price	Warrants
Outstanding as of September 30, 2007	$0.39	3,805,454
Granted	0.16	24,389,312
Forfeited	-	-
Exercised	-	-
Outstanding as of June 30, 2008	$0.17	28,194,766

WARRANTS OUTSTANDING

Exercise Price	Warrants Outstanding	Warrants Exercisable	Average Remaining Contractual Life In Years	Average Exercise Price of Options Outstanding	Average Exercise Price of Options Exercisable
$0.30	2,795,454	2,795,454	4.00	$0.30	$0.30
0.25	8,539,312	2,561,794	4.42	0.25	0.25
0.40	850,000	850,000	5.58	0.40	0.40
0.10	15,000,000	15,000,000	2.75	0.10	0.10

All outstanding warrants were exercisable as of June 30, 2008.

NOTE 12 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2008, the Company has incurred cumulative losses of $23,099,897 including a loss for the nine months ended June 30, 2008, of $4,809,209. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate financing to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. Its ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements. Accordingly, there is no assurance that the Company will be able to implement its plans.

The Company expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. It expects to incur increasing sales and marketing, research and development and general and administrative expenses. Also, the Company has a substantial amount of short-term debt, which will need to be repaid or refinanced, unless converted into equity. As a result, if it begins to generate revenues from operations, those revenues will need to be significant in order to cover current and anticipated expenses. These factors have raised substantial doubt about the Company's ability to continue as a going concern unless it is able to obtain substantial additional financing in the short term and generate revenues over the long term. If the Company is unable to obtain financing, it would likely discontinue operations.

NOTE 13 COMMITMENT

On February 19, 2007 the Company entered into a two year lease agreement beginning March 1, 2007. According to the terms of the agreement, at the beginning of each lease year, the then most recently published Consumer Price Index (CPI) figure shall be determined and the monthly rental payable for the succeeding lease year will be calculated.

NOTE 14 SUPPLEMENTAL CASHFLOW DISCLOSURE

During the nine months ended June 30, 2008, the Company had the following noncash transactions:

Conversion of $724,667 in principal amount of convertible notes, and $74,586 of accrued interest into 10,163,795 shares of Common Stock.

Issuance of 748,750 shares of Common Stock for $114,850 in lieu of payment to vendor.

NOTE 15 SUBSEQUENT EVENT

Issuance of Warrants to Board of Director

On April 11, 2008, the Company issued an option to purchase 500,000 shares of Common Stock to the Chief Financial Officer, who is also a director, at an exercise price of $0.11. The option expires April 11, 2013.

Operating Lease

On July 21, 2008, the Company entered into a three year agreement beginning August 1, 2008, for a 12,000 square foot industrial facility in Anaheim, California for research and development and manufacturing and distribution of its water filtration systems. Monthly lease payments are $8,650 for fiscal year 2009, $8,995 for fiscal year 2010, and $9,355 for fiscal year 2011.

Issuance of $1,000,000 in Subordinated Convertible Notes Payable and Related Warrants

In July 2008, the Company completed an offering of $1,000,000 in principal amount of Subordinated Convertible Debentures to a group of institutional and accredited investors, which bear interest at the rate of 12% per annum, and mature 12 months from the date of issuance. The Subordinated Convertible Debentures are convertible into 4,000,000 shares of Common Stock at an initial conversion rate of $0.25 per share. As part of the above offering the Company issued warrants to purchase 1,000,000 shares of Common Stock at an initial exercise price of $0.30 per share, which expire five years from the date of grant.

Issuance of $96,149 in Common Stock In Lieu of Debt

On July 22, 2008, the Company agreed to issue 641,000 shares of Common Stock to a vendor in for payment for $96,149 of services provided to the Company. As part of the agreement, the Company issued warrants to purchase 641,000 shares of common stock at an exercise price of $0.15 per share.

NOTE 16 RESTATEMENT

On October 1, 2004, the Company formed an advisory board consisting of four members.  Each member was to receive $5,000 monthly from October 1, 2004, to February 22, 2007 for a total of $576,000.  Of the total amount, $96,000 should have been accrued during the nine months ended June 30, 2007, and include in general and administrative expenses.  Due to an oversight, these agreements were not included in the minutes to the Board of Directors, and therefore, management these items were not recorded in the appropriate periods.  The company is in the process of restating the appropriate periods for these unbooked changes.

	As Previously Reported	Adjustment	As Restated
General and Adminstrative Expenses	$932,668	$96,000	$1,028,668

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB filed by Sionix Corporation contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

➢	whether we will be able to find financing to continue our operations;

➢	whether there are changes in regulatory requirements that adversely affect our business;

➢	the ability of management to execute its plans to meet its goals;

➢	general economic conditions, whether nationally or in the regional and local markets in which we operate, which may be less favorable than expected;

➢	the ability to retain key members of management and key employees; and

➢	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We do not intend to update forward-looking statements. You should refer to and carefully review the information in the documents we file with the Securities and Exchange Commission.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

DEVELOPMENT STAGE COMPANY. Sionix Corporation (referred to as “the Company”, “we”, “us” or “our”) is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company designs and develops turn-key stand-alone water treatment systems for municipalities (both potable and wastewater), industry (both make-up water and wastewater), emergency response, military and small residential communities. To date, the Company’s efforts have been principally devoted to research and development, organizational activities, and raising capital. Development of our ELIXIR water treatment system was completed in 2002. Recent tests undertaken by independent third parties indicated that the levels of manganese and iron in the water should be reduced. The Company is currently in the process of determining the optimum way to achieve this result. We have earned no revenues from sales of our product, however, we have received an order for our first sale. Because we earn no revenues, our operations are, and have been in the past, dependent on our ability to borrow money or to raise capital by selling our equity or debt securities.

Our lack of operating capital has slowed the pace of the development and testing of our product. During the 2007 fiscal year we began raising working capital through sales of debt securities, which has allowed us to complete installation of the ELIXIR water treatment system at the Villa Park Dam, Villa Park, California. In order to conserve our cash, whenever possible we use our securities, particularly our common stock, to pay vendors.

On June 13, 2008, the Company took an order for its initial sale of 2 ELIXIR units. The total sales price for the initial units is approximately $4.3 million. A customer deposit of $900,000 was received at the date of the order. Delivery of the initial unit is anticipated to be late January or February 2009.

Our plan for the next 12 months is to continue to raise capital, complete the verification of equipment production standards and test data, and continue the introduction of the ELIXIR water treatment system to the market place. In addition, we plan to hire competent production support and administrative staff to effectively run the Company.

MANAGEMENT. On December 19, 2007, the Company entered into a one year Employment Agreement with Richard H. Papalian and a one year Consulting Agreement with Mark Maron pursuant to which Mr. Papalian has been appointed as the Company’s Chief Executive Officer and Mr. Maron has been appointed as Special Adviser to the Company. As compensation for these services, the Company granted each person a five year option to purchase up to 8,539,312 shares of the Company’s common stock at an exercise price of $0.25 per share which represented 5% of the outstanding shares of the Company’s Common Stock on a fully diluted basis on the date the options were issued. On August 14, 2008, Mr. Papalian resigned as the Company’s Chief Executive Officer, although he continues to serve as a director. Mr. James Houtz, the Company’s President and Chief Operating Officer, has assumed the position of Chief Executive Officer.

PLAN OF OPERATION. As stated above, during the next twelve months we plan to continue to raise capital, verify equipment production standards and test data and continue the introduction of the ELIXIR water treatment system to the market place. Provided that our production standards and test data are confirmed and that we are able to raise sufficient capital, we intend to hire competent production support and administrative staff. Additionally, we plan to increase our promotional activities, including using various types of media, and to directly contact public agencies and potential private customers. If the unit continues to operate successfully, we believe we will receive orders for additional units.

PRODUCTION FACILITIES. In January 2008 the Company reevaluated its decision to manufacture the ELIXIR units and decided to have the units manufactured by third parties. Consequently, as described below, in March 2008 the Company terminated its lease of the 60,000 square foot manufacturing facility in Garden Grove, California. On July 21, 2008, the Company entered into a three year lease agreement beginning as of August 1, 2008 for a 12,000 square foot facility which houses its research and development and subassembly operations. Monthly lease payments are $8,650 for the 2009 fiscal year, $8,995 for the 2010 fiscal year, and $9,355 for the 2011 fiscal year.

Effective November 1, 2007, the Company leased a 60,000 square foot research and development, production, engineering and administrative office facility in Garden Grove, California. On March 18, 2008 the Company negotiated a termination of the lease by issuing 748,750 shares of its Common Stock plus relinquishing any claim to its $100,000 security deposit. During the three months ended March 31, 2008 the Company recognized a loss on the transaction of $125,915 which is made up of a $25,915 write off of leasehold improvements and the forfeiture of the $100,000 deposit. $89,850 of rent expense was attributed to the 748,750 shares of Common Stock.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES.

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during the nine months ended June 30, 2008. Management believes the following critical accounting policies reflect its more significant estimates and assumptions.

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

CONTRACTUAL OBLIGATIONS. The Company is committed under the following contractual obligations

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating lease obligations	402,200	72,500	329,700	0	0

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

The Company had no revenues for the three months ended June 30, 2008 and June 30, 2007. The Company has negotiated the sale of two water treatments units and has received $900,000 which has been recorded in customer deposits. Based on the Company’s revenue recognition policy, none of the proceeds have been recognized as revenue because the units have not been delivered and title has not passed to the customer.

The Company incurred operating expenses of $923,831 for the three months ended June 30, 2008, an increase of $471,351 or approximately 104%, as compared to $452,480 for the three months ended June 30, 2007. General and administrative expenses were $634,702 for the three months ended June 30, 2008, an increase of $190,158 or approximately 43%, as compared to $444,544 for the three months ended June 30, 2007. The increase in general and administrative expenses was primarily due to the issuance of warrants and options. Depreciation and amortization expense was $8,157 for the three months ended June 30, 2008, an increase of $221 or approximately 3%, as compared to $7,936 for the three months ended June 30, 2007. The Company incurred research and development expenses of $280,972 for the three months ended June 30, 2008 as compared to no such expenses for the three months ended June 30, 2007. Research and development expenses for the three months ended June 30, 2008, consist primarily of salaries of personnel directly responsible for the water treatment system located at Villa Park Dam and the costs of the independent third party testing.

Other income and (expense) was $(1,858,881) for the three months ended June 30, 2008, an increase of $1,784,630 or approximately 2,404%, as compared to $(74,251) for the three months ended June 30, 2007. Decrease in warrant liability was $2,210,711 for the three months ended June 30, 2008, as compared to $0 for the three months ended June 30, 2007. The decrease in warrant liability represents the decrease in the fair value of option and warrant liability for the three months ended June 30, 2008. The options and warrants were required to be classified as liabilities as of July 17, 2007, and valued at fair value on each balance sheet date, with the change in value reported in earnings. Therefore there was no increase or decrease in the option and warrant liability for the three months ended June 30, 2007. The increase in beneficial conversion features liability was $659,811 for the three months ended June 30, 2008, as compared to $0 for the three months ended June 30, 2007. The increase in beneficial conversion features liability represents the increase in the fair value of the beneficial conversion features liability for the three months ended June 30, 2008. The beneficial conversion features were required to be classified as liabilities as of July 17, 2007, and valued at fair value on each balance sheet date, with the change reported in earnings. Therefore there was no increase or decrease in the beneficial conversion features liability for the three months ended June 30, 2007. Interest expense was $313,696 during the three months ended June 30, 2008, an increase of $239,389 or approximately 322%, as compared to $74,307 for the three months ended June 30, 2007. The increase is primarily due to the amortization of the beneficial conversion features discount of $164,979 and warrant discount of $84,909, and additional outstanding debt. Net loss was $2,782,712 for the three months ended June 30, 2008, an increase of $2,255,981 or approximately 427%, as compared to $527,631 for the three months ended June 30, 2007.

NINE MONTHS ENDED JUNE 30, 2008 COMPARED TO NINE MONTHS ENDED JUNE 30, 2007

During the 2007 fiscal year, the Company began to raise money for its operations by selling debentures. As a result of these offerings, the Company was able to resume its operating activities, finalize the beta unit and begin evaluating the effectiveness of the unit.

The company had no revenues for the nine months ended June 30, 2008 and June 30, 2007. The Company has negotiated the sale of two water treatments units and has received $900,000 which has been recorded in customer deposits. Based on the Company’s revenue recognition policy, none of the proceeds have been recognized as revenue because the units have not been delivered and title has not passed to the customer.

The Company incurred operating expenses of $7,626,805 for the nine months ended June 30, 2008, an increase of $6,670,414 or approximately 697%, as compared to $956,391 for the nine months ended June 30, 2007. General and administrative expenses were $6,755,429 for the nine months ended June 30, 2008, an increase of $5,822,761 or approximately 624%, as compared to $932,668 for the nine months ended June 30, 2007. The increase in general and administrative expenses was primarily due to the issuance of warrants and options. Depreciation and amortization expense was $24,472 for the nine months ended June 30, 2008, an increase of $749 or approximately 3%, as compared to $23,723 for the nine months ended June 30, 2007. There were no research and development expenses incurred during the nine months ended June 30, 2007.

Other income and (expense) was $2,818,497 for the nine months ended June 30, 2008, an increase of $2,962,726 or approximately 2,054%, as compared to $(144,229) for the nine months ended June 30, 2007. Increase in warrant liability was $2,702,841 for the nine months ended June 30, 2008, as compared to $0 for the nine months ended June 30, 2007. The increase in warrant liability represents the increase in the fair value of option and warrant liability for the nine months ended June 30, 2008. The options and warrants were required to be classified as liabilities as of July 17, 2007, and valued at fair value on each balance sheet date, with the change in value reported in earnings. Therefore there was no increase or decrease in the option and warrant liability for the nine months ended June 30, 2007. The increase in beneficial conversion feature liability was $1,215,740 for the nine months ended June 30, 2008, as compared to $0 for the nine months ended June 30, 2007. The increase in beneficial conversion features liability represents the increase in the fair value of the beneficial conversion features liability for the nine months ended June 30, 2008. The beneficial conversion features were required to be classified as liabilities as of July 17, 2007, and valued at fair value on each balance sheet date, with the change reported in earnings. Therefore there was no increase or decrease in the beneficial conversion features liability for the nine months ended June 30, 2007. Interest expense was $977,912 during the nine months ended June 30, 2008, an increase of $833,017 or approximately 575%, as compared to $144,895 for the nine months ended June 30, 2007. The increase is primarily due to the amortization of the beneficial conversion features discount of $738,627 and warrant discount of $346,669. Miscellaneous expense of $125,015 relates to the termination of the lease of the production facility. The Company incurred research and development expenses of $846,904 for the nine months ended June 30, 2008 as compared to no such expenses for the nine months ended June 30, 2007. Research and development expenses for the nine months ended June 30, 2008, consist primarily of salaries of personnel directly responsible for the water treatment system located at Villa Park Dam and the costs of the independent third party testing.

Net loss was $4,809,208 for the nine months ended June 30, 2008, an increase of $3,707,688 or approximately 337%, as compared to $1,101,520 for the nine months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES. Net cash flows used in our operating activities totaled $611,819 for the nine months ended June 30, 2008, an increase of $10,998 or approximately 1.83%, as compared to $600,821 for the nine months ended June 30, 2007. The increase in cash flows used in operating activities, not including the increase in net loss, is primarily attributable to amortization of beneficial conversion feature discount and warrant discount of $1,073,445, warrants and stock issued to nonemployees for $5,799,646, decrease in warrant liability of $2,702,841, decrease in beneficial conversion feature of $1,215,741, and receipt of customer deposit of $900,000.

Net cash flows used in our investing activities was $26,111 for the purchase of equipment, as compared to $25,361 for investing activities during the nine months ended June 30, 2007.

Net cash flows provided by financing activities totaled $1,261,779 for the nine months ended June 30, 2008, an increase of cash flows provided of $184,579 or approximately 17.14%, as compared to net cash flows provided by financing activities of $1,077,200 for the nine months ended June 30, 2007. Cash provided by financing activities for the nine months ended June 30, 2008 included the accrual of $138,375 for liquidated damages, issuance of notes payable of $425,000, issuance of stock of $330,000, and receipt of cash to be issued for stock of $420,000. Cash used in financing activities for the nine months ended June 30, 2008 included payments on notes payable to officer of $19,260, payments on notes payable to related party of $5,000, and payments on equity line of credit of $27,336.

On June 30, 2008, the Company had cash and cash equivalents of $996,360. The sole source of liquidity has been borrowings from affiliates and the sale of our securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities and other financing activities, plus anticipated cash flow from operations during the 2008 fiscal year, will be sufficient to finance the Company's operations. However, the Company has limited commitments for sales, and there can be no assurance that financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate sufficient revenues from operations during the fiscal year and, while there are anticipated sources of additional sales, none of these sources have progressed to the stage where we can rely on any of these cash resources.

As of June 30, 2008, the Company had an accumulated deficit of $23,099,897. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

GOING CONCERN OPINION. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2008, the Company incurred cumulative losses of $23,099,897 including a loss for the nine months ended June 30, 2008 of $4,809,208. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate financing to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its cost structure. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. Its ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if obtained, any such financing will likely involve additional fees and debt service requirements. Accordingly, there is no assurance that the Company will be able to implement its plans.

The Company expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. It expects to incur increasing sales and marketing, research and development and general and administrative expenses. Also, the Company has a substantial amount of short-term debt, which will need to be repaid or refinanced, unless converted into equity. As a result, if it begins to generate revenues from operations, those revenues will need to be significant in order to cover current and anticipated expenses. These factors have raised substantial doubt about the Company's ability to continue as a going concern unless it is able to obtain substantial additional financing in the short term and generate revenues over the long term. If the Company is unable to obtain financing, it would likely discontinue operations.

ITEM 3 CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of June 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Remediation of Material Weaknesses

We have attempted to remediate the material weaknesses in our disclosure controls and procedures identified above by working with our independent registered public accounting firm and refining our internal procedures. In addition, we hired two consultants with significant experience in financial accounting and reporting, as well as redesigning poorly conceived accounting systems. The consultants are in the process of reviewing our internal controls and financial accounting and reporting and the restatement of the financial statements is a result of these efforts. To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year.

Changes in Internal Control over Financial Reporting

We are working diligently to restructure the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and are making significant improvements in this area.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 28, 2008 the Company completed an offering of units consisting of Common Stock and warrants to purchase Common Stock to a group of institutional and accredited investors. The warrants have an exercise price of $0.10 and expire 3 years from the date of issuance. The Company sold a total of 7,500,000 units at a price of $0.10 per unit for gross proceeds of $750,000. As of June 30, 2008, 3,300,000 shares of Common Stock has been issued. The remaining 4,200,000 shares of Common Stock and warrants for the purchase of the 15,000,000 shares of Common Stock have not yet been issued. We relied on section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder to issue the securities inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offerees made representations that they were accredited investors.

During the three months ended June 30, 2008, the Company issued 10,163,796 shares of Common Stock in exchange for $724,667 in principal amount and $74,586 in interest owed to seventeen holders of our convertible notes. We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as the notes were exchanged by us with our existing security holders exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Under the terms of a Registration Rights Agreement executed in connection with an offering that closed on July 18, 2007, we were required to file a registration statement under the Securities Act of 1933 in order to register the resale of the shares of common stock issuable upon conversion of certain units it sold consisting of Subordinated Convertible Debentures and Warrants. The units had a value of $1,025,000. If we did not file a registration statement with respect to the these securities within 45 days following the closing of the offering, or if the registration statement was not declared effective by the Securities and Exchange Commission within 90 days of the closing, then we are required to pay to each purchaser damages equal to 1.5% of the purchase price paid by the purchaser for the Subordinated Convertible Debentures for each 30 days that transpires after these deadlines. The amount of the aggregate damages payable by us is limited to 15% of the purchase price. We had until August 31, 2007 to file the registration statement. We filed the registration statement on November 14, 2007, incurring a penalty for 78 days which amounted to $38,437.50. The registration statement has not been declared effective as of the date of this report, therefore we have incurred an additional penalty totaling $153,750.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS

3.1	Articles of Incorporation, as amended and restated (1)

3.2	Bylaws, as amended and restated (1)

10.1	Agreement to Convert Debt dated June 24, 2008 between the registrant and Richardson & Patel, LLP*

31.1	Certification Pursuant to Rule 13a - 14(a) and 15d - 14(a)(4)*

31.2	Certification Pursuant to Rule 13a - 14(a) and 15d - 14(a)(4)*

32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*

(1) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2003.

(2) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2008

SIONIX CORPORATION

By:	/S/ JAMES HOUTZ
JAMES HOUTZ, CHIEF EXECUTIVE OFFICER

By:	/S/ MARCUS WOODS
MARCUS WOODS, CHIEF FINANCIAL OFFICER