Form 10-K/A
period 2007-09-30
SIONIX CORP
filed 2008-11-21
CIK 764667

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment Number 1)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2007
Commission File No. 2-95626-D

SIONIX CORPORATION
(Name of small business issuer in its charter)

Nevada	87-0428526
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3880 E. Eagle Dr., Anaheim, CA	92807

(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number:    (714) 678-1000

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

The aggregate market value of the voting stock held by non-affiliates as of November 14, 2008, computed based on the closing price reported on the OTC Bulletin Board, was $15,606,395.

As of November 14, 2008, there were 136,189,686 shares of Common Stock of the issuer outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

On March 21, 2008 Sionix Corporation received a letter from the Securities and Exchange Commission (the “SEC”) regarding the company’s Form 10-KSB for the period ended September 30, 2007 and its Form 10-QSB for the period ended December 31, 2007. We have responded to the SEC’s comments to our Form 10-KSB (the “Original Report”) in this amendment number 1 (the “Amendment”). The primary purpose of the Amendment is to disclose the restatement of our financial statements for the fiscal year ended September 30, 2007. A complete discussion of the restatement is included in the section of the Amendment titled “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” and in note 16 to our restated financial statements for the fiscal year ended September 30, 2007. As a result of the restatement, the following adjustments were made to our financial statements for the fiscal year ended September 30, 2007:

Balance Sheet:

•	Total current liabilities were restated from $2,956,380 to $7,626,614; and

•	Stockholders’ deficit was restated from $(2,437,085) to $(7,107,319).

Statement of Operations:

•	Total operating expenses were restated from $1,455,045 to $1,603,890;

•	Other expenses were restated from $(546,049) to $(561,744);

•	Loss before income taxes was restated from $(2,001,094) to $(2,165,634); and

•	Net loss was restated from $(2,001,094) to $(2,168,226).

Statement of Stockholders’ Equity (Deficit):

•	Total stockholders’ deficit was restated from $(2,437,085) to $(7,107,319); and

•	Additional paid-in capital was restated from $14,712,527 to $10,762,982.

Changes have also been made to the following items, either to correct, enhance or clarify information:

Part I

•	Item 1. Description of Business, including the section titled “Cautionary Factors that may Affect Future Results”

•	Item 2. Description of Property

Part II

•	Item 5. Market for Common Equity

•	Item 6. Management’s Discussion and Analysis or Plan of Operation

•	Item 7. Financial Statements and Supplementary Data

•	Item 8A. Controls and Procedures

Part III

•	Item 10. Executive Compensation

•	Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

•	Item 14. Principal Accountant Fees and Services

This Amendment includes information contained in the Original Report, and we have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report, except as identified above.

The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings. The filing of this Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I

ITEM 1 DESCRIPTION OF BUSINESS.

We design and develop turn-key stand-alone water treatment systems for: municipalities (both potable and wastewater), industrial (both make-up water and wastewater), emergency response, military and small residential communities. Sionix was initially incorporated in Utah in 1996, and reincorporated in Nevada in 2003. As of August 1, 2008, our executive offices and principal operations are located at 3880 E. Eagle Dr., Anaheim, CA 92807. Our telephone number is (714) 678-1000, and our website is located at www.sionix.com.

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

The average life expectancy of a treatment plant is about 20 years, after which the plant must be extensively renovated. Population growth necessitates enlarging old facilities or building new ones, occupying still more valuable land. This process requires lengthy environmental impact studies, long design periods, and complex financing programs to fund costly construction budgets, as lead times usually stretch out for years.

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

Most surface water bodies in the United States, many of which supply drinking water, are contaminated with these organisms. They are extremely resistant to disinfection, and increasing disinfectant levels in the attempt to kill them creates a new set of problems. Disinfectants such as chlorine can react with organic matter in the water to form new chemicals known as "disinfection byproducts" . These byproducts, of which trihalomethanes (THM's) are the most common, are thought to be health-threatening and possibly cancer-causing. Recent modifications in the EPA-SDWA regulations have addressed minimum acceptable levels of THM's. Therefore, physical removal of the organisms from the water is vitally important to their control.

The challenge of removing organic matter from water has been at the crux of water treatment since antiquity. Organic matter causes water to be cloudy, or turbid. High levels of turbidity can indicate the presence of pathogens and signal that the filtration process is not working effectively. The presence of high levels of organic matter makes disinfection more difficult and clogs filter media, causing long back-flush cycles, which in turn increases the volume of back-flush waste-water. In a typical treatment plant, this back-flush water can account for up to 20 percent of the raw water volume flowing through the facility.

Other filtration methods, such as reverse osmosis and activated charcoal, may be required to remove contaminants such as organic and inorganic chemicals, salts, color, odors, and viruses. However, they too are clogged quickly by organic particles in the water. These filter media are comparatively expensive, and frequent back-flush cycles drastically shorten filter life, thereby increasing the cost of treatment.

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

DISSOLVED AIR FLOTATION. Dissolved air flotation, or DAF, has been used in water and wastewater treatment for more than eighty years, primarily in Europe. Some of the first systems installed in the 1920's are still in operation in Scandinavia. The DAF method involves injecting microscopic bubbles of air under pressure into the water being treated. The air molecules bond with organic matter in the water, and because of their lightness, the clumps float to the surface, where they are skimmed away. Over the eight decades this technology has been utilized, various improvements have been made in the technology. Until recently, it has not been utilized widely in the United States, and is used primarily for wastewater treatment.

SIONIX "ELIXIR" WATER TREATMENT SYSTEMS. The dissolved air flotation system developed by Sionix, which employs patented technology, removes more than 99.95+ percent of the organic particles in water, and provides a barrier against microbial contaminants such as cryptosporidium and Giardia lamblia. Each Elixir Water Treatment System is a self-contained water treatment system or pre-treatment process using ordinary air, with minimal chemical flocculent aids. Our goal is to provide effective, practical and economical solutions to problems caused by pollution and toxic chemicals that seriously threaten public health and our environment. Our systems significantly reduce the risk of bacterial or parasitic contamination, particularly cryptosporidium, giardia, and e-coli, with minimal disinfecting by-products. Our systems are designed for quick installation, easy access for simple maintenance and are cost-effective for even the smallest water utilities or commercial applications. This technology is designed to support public water treatment plants, sewage treatment plants, water reclamation facilities, commercial air conditioning cooling towers, and emergency water systems for floods, earthquakes and other natural disasters. The Sionix system occupies a small footprint, is self-contained and portable.

Our Elixir system utilizes and refines this technology for a highly efficient pre-treatment process using ordinary oxygen. In addition, it helps ordinary filters meet EPA Safe Drinking Water Act regulations and eliminates potentially cancer-causing disinfection by-product precursors while reducing the risk of bacterial or parasitic contamination, particularly Trihalomethanes ("THM"), cryptosporidium and giardia. The Elixir system is designed for quick installation, is easily accessed for simple maintenance and is cost-effective enough for even the smallest water utilities or commercial applications.

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

DOMESTIC WATER UTILITIES. There are approximately 197,060 public rural water districts in the United States. The great majority of these are considered small to medium-sized public water systems, which support populations of fewer than 10,000 people. We believe that the Elixir system can provide a comprehensive solution for these utilities. It avoids most of the above problems, occupies a small footprint, and is self-contained and portable. Equally important, in most cases, it does not require costly and time consuming environmental studies.

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

Research and Development

Research and development expenses for the year ended September 30, 2007 were $526,466. Research and development consists of fine-tuning the Elixir system for customer requirements, and making adjustments based on testing results.  Our policy is to capitalize only the direct costs associated with tooling for new products. All other costs, including salaries and wages of employees included in research and development, are expensed as incurred.

Manufacturing and Raw Materials

We have established our initial manufacturing and research and development facility in Anaheim, California to commence production of the ELIXIR water treatment systems. For those parts to be supplied by outside sources, we plan to specify parts from multiple sources for independence from manufacturers and distributors. Raw materials to be used will include bronze, brass, cast iron, steel, PVC and plastic, and are available from multiple sources.

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

Any or all forward-looking statements in this report, or any other report, and in any other public statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown uncertainties. No forward-looking statement can be guaranteed, and actual results may differ materially. We undertake no obligation to publicly update forward-looking statements, except as required by law. Shareholders are advised to consult further disclosures on related subjects on our other reports filed with the Securities and Exchange Commission. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions are factors that our management believes could cause actual results to differ materially from expected and historical results. Factors other than those included below could also adversely affect our business results. The following discussion is provided pursuant to the Private Securities Litigation Reform Act of 1995.

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

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of $2,168,226 for the year ended September 30, 2007 and a net loss of $774,887 for the year ended September 30, 2006. As of September 30, 2007 our accumulated deficit was $18,290,687. We have not achieved profitability on a quarterly or on an annual basis. We may not be able to generate revenues or reach a level of revenue to achieve profitability.

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

If we begin to generate revenues, it is likely that our revenues, expenses and operating results will fluctuate from quarter to quarter, which could increase the volatility of the price of our Common Stock. We expect that our operating results will continue to fluctuate in the future due to a number of factors, some of which are beyond our control. These factors include:

•	Our ability, thus far unproven, to sell our products.

•	If we receive orders for products, our ability to complete those orders in a timely fashion.

•	The costs we will incur in manufacturing products.

•	The costs of marketing our products, including customer relations and warranty repairs.

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

We will need to raise additional capital in the future, which may not be available on reasonable terms or at all. The raising of additional capital may dilute our current stockholders’ ownership interests. Our income from operations will not be sufficient to achieve our business plan. We will need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

•	pursuing growth opportunities, including more rapid expansion;

•	acquiring complementary businesses;

•	making capital improvements to improve our infrastructure;

•	hiring qualified management and key employees;

•	developing new products, accessories and services;

•	responding to competitive pressures; and

•	complying with regulatory requirements.

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

Our audited financial statements for the period ended September 30, 2007 were prepared on a going concern basis in accordance with United States generally accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our inability to generate revenue raises substantial doubt as to our ability to continue as a going concern. In the absence of revenues, we are seeking to raise additional funds to meet our working capital needs principally through the additional sales of our securities or debt financings. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. In the event that these plans can not be effectively realized, there can be no assurance that we will be able to continue as a going concern.

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

RISKS RELATED TO OUR BUSINESS

We Expect Intense Competition In Our Industry

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

Our water treatment system and the related technology are unproven and may not achieve widespread market acceptance among our prospective customers.

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

Our Common Stock is currently quoted on the NASD’s OTC Bulletin Board under the symbol“SINX.OB.” Our Common Stock is not actively traded and there is a limited public market for our Common Stock. As a result, a stockholder may find it difficult to dispose of, or to obtain accurate quotations of the price of, our Common Stock. This severely limits the liquidity of our Common Stock, and would likely have a material adverse effect on the market price for our Common Stock and on our ability to raise additional capital. An active public market for shares of our Common Stock may not develop, or if one should develop, it may not be sustained.

Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of our Common Stock which may affect the trading price of our Common Stock.

Our Common Stock is currently quoted on the NASD’s OTC Bulletin Board.  Stocks such as ours which trade below $5.00 per share are considered“penny stocks” and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our Common Stock and reducing the liquidity of an investment in our Common Stock.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 150,000,000 shares of Common Stock. As of December 31, 2007, there were 106,635,201 shares of Common Stock outstanding. We may also issue additional shares of our Common Stock or other securities that are convertible into or exercisable for Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our Common Stock or other securities may create downward pressure on the trading price of our Common Stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our Common Stock are currently quoted on the OTC Bulletin Board.

Even though we are not a California corporation, our Common Stock could still be subject to a number of key provisions of the California General Corporation Law.

Under Section 2115 of the California General Corporation Law (the“CGCL”), corporations not organized under California law may still be subject to a number of key provisions of the CGCL. This determination is based on whether the corporation has significant business contacts with California and if more than 50% of its voting securities are held of record by persons having addresses in California. In the immediate future, we will continue the business and operations of Sionix in California, and a majority of our business operations, revenue and payroll will be conducted in, derived from, and paid to residents of California. Therefore, depending on our ownership, we could be subject to certain provisions of the CGCL. Among the more important provisions are those relating to the election and removal of directors, cumulative voting, standards of liability and indemnification of directors, distributions, dividends and repurchases of shares, shareholder meetings, approval of certain corporate transactions, dissenters' and appraisal rights, and inspection of corporate records.

ITEM 2 DESCRIPTION OF PROPERTY.

Our corporate headquarters consists of approximately 1,994 square feet of office space in Irvine, California. The lease covering this space expires in February 2009. Our management believes the facilities will provide adequate space for our office, product assembly and warehouse activities, and that suitable additional space will be available to accommodate planned expansion.

ITEM 3 LEGAL PROCEEDINGS.

From time to time we are involved in routine legal proceedings, none of which is material to our financial condition.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended September 30, 2007.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

Our Common Stock is quoted on the OTC Bulletin Board under the symbol“SINX”. The high and low closing prices of the Company’s Common Stock were as follows for the periods below. The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2007:
First Quarter	$0.145	$0.035
Second Quarter	0.480	0.095
Third Quarter	0.400	0.200
Fourth Quarter	0.380	0.260

Fiscal Year Ended September 30, 2006:
First Quarter	0.035	0.012
Second Quarter	0.025	0.008
Third Quarter	0.013	0.003
Fourth Quarter	0.060	0.005

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the Company’s equity compensation plans as of September 30, 2007.

Plan category	No. of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	No. of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	-0-	-	-0-
Equity compensation plans not approved by stockholders	7,034,140.15		542,540
Total	7,034,140.15		542,540
Recent Issuances of Unregistered Securities

In July 2007 we completed a private offering, principally to private investment funds, in the amount of $1,025,000. The investors received Subordinated Convertible Debentures that bear interest at 8% per annum, mature twelve months after issuance, and are convertible into our Common Stock at a conversion price of $ .22 per share.

We believe the sale of securities described above was exempt from the registration provisions of the Securities Act of 1933 by reason of Section 4(2) thereof and Regulation D thereunder.

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

General.

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto, included elsewhere in this report. Except for the historical information contained in this report, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from the results discussed in the forward-looking statements, as a result of certain factors including, but not limited to, those discussed in the section of this report titled “Cautionary Factors That May Affect Future Results”, as well as other factors, some of which will be outside of our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

Restatement of Prior Period

On December 11, 2007 the Company received a comment letter from the Securities and Exchange Commission. In responding to the comment letter, the Company recalculated the number of shares of Common Stock available for issuance and determined that as of September 30, 2007, the number of shares of Common Stock that would be required to be issued if all of the Company’s convertible securities, including debt securities, options and warrants, were converted or exercised would exceed the number of shares of authorized Common Stock. The difference between the original calculation and the recalculation is illustrated below.

	As
	Originally	As
	Calculated	Recalculated

Authorized shares per Articles of Incorportion	150,000,000	150,000,000
Outstanding shares	(106,635,201)	(106,635,201)
Available shares	43,364,799	43,364,799

Securities convertible or exercisable into common stock shares:
2001 Executive Officers Stock Option Plan	7,343,032	7,034,140
Advisory Board Compensation		11,520,000
2004 Stock Purchase Agreement		1,463,336
Warrants Related to 2004 Stock Purchase Agreement		1,463,336
Beneficial Conversion Features	32,009,087	36,606,318
Warrants Related to $1,025,000 of Subordinated Convertible Debentures	2,159,088	2,795,454
	41,511,207	60,882,584

Adjustments to the original calculation included the following:

1.
In 2001, the Company adopted the 2001 Executive Officers Stock Option Plan. The plan has issued options to purchase 7,034,140 shares of Common Stock. The original calculation included options to purchase 7,343,032 shares of Common Stock, an overstatement of 308,892 shares of Common Stock.

2.
On October 1, 2004, the Company formed an advisory board consisting of four members. In exchange for his services, each member was to receive $5,000 monthly from October 1, 2004 to February 22, 2007 (for a total of $576,000 to be paid to all members). Each member, in his sole discretion, was entitled to convert some or all of the cash amount owed to him into shares of Common Stock at the rate of $0.05 per share. If all of the members of the advisory board converted the total amount of cash compensation due to them into shares of Common Stock, the Company would be required to issue 11,520,000 shares. The accrued expense convertible into shares of Common Stock was not included in the original calculation.

3.
Under the terms of a 2004 Stock Purchase Agreement, the Company was to issue 1,463,336 shares of Common Stock to certain investors that had previously remitted funds to the Company from February 9, 2004 to August 25, 2004. The shares were not included in the original calculation.

4.
Under the terms of the 2004 Stock Purchase Agreement, the Company issued warrants to purchase 1,463,336 shares of Common Stock to these investors at an exercise price of $0.03 per share. The warrants were not included in the original calculation.

5.
As of September 30, 2007, the Company had Convertible Notes outstanding totaling $1,861,000 that included embedded beneficial conversion features that allowed for the conversion of the notes into shares of Common Stock at rates between $0.01 and $0.22, and matured between June 2008 and December 2008. The Convertible Notes accrue interest at rates between 8% and 10%, and any accrued but unpaid interest is also convertible into shares of Common Stock. The original calculation of the beneficial conversion feature did not include accrued interest of $209,843 that could be converted into 4,597,231 shares of Common Stock at maturity.

6.
On July 18, 2007 the Company completed an offering of $1,025,000 in principal amount of Subordinated Convertible Debentures (the “Convertible Debentures”) to a group of institutional and accredited investors. As part of this offering the Company issued warrants to purchase 2,795,454 shares of Common Stock at a price of $0.50 per share. The number of warrant shares in the original calculation was 2,159,088.

The Company analyzed the effect of the recalculation on the balance sheet and the statements of operations and cash flows as of Common Stock as of September 30, 2007. The analysis and results were as follows:

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

Balance Sheet

On the grant date, the Company applied Financial Accounting Standard Board (SFAS) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 6 to determine if the options were within the scope and definition of a derivative. The options: had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the options were determined to be derivatives. In order to determine how to classify the options, the Company followed the guidance of paragraphs 7 and 8 of Emerging Issues Task Force (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which states that contracts that require settlement in shares are equity instruments. In order to determine the value of the options, the Company applied EITF 00-19, paragraph 9, which states that contracts that require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value. In accordance with EITF 00-19, the options were recorded in additional paid-in capital at fair value on the date of issuance.

The Company began the analysis for the restatement by following the guidance of SFAS 133, paragraph 6 to ascertain if the options issued remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the options issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. The Company next applied EITF 00-19, paragraph 10, which states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the Convertible Debentures on July 17, 2007.

In accordance with EITF 00-19, the options were reclassified as of July 17, 2007 from additional paid-in capital to warrant liabilities on the balance sheet, at the fair value of $2,271,879 using the Black Sholes model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and an expected term of 3.67 years.

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the options was $1,926,914 as of September 30, 2007, calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and an expected term of 3.5 years.

The decrease in the fair value of the options was recorded by decreasing warrant liability on the balance sheet by $344,965.

Statement of Operations

Prior to the reclassification, the Company applied EITF 00-19, paragraph 9, which states that subsequent changes in fair value of contracts should not be recognized as long as the contracts continue to be classified as equity. Therefore, changes in the fair value of the options prior to the reclassification were not recorded. Subsequent to reclassifying the contracts as liabilities, the Company again followed the guidance of EITF 00-19, paragraph 9, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

From July 17 to September 30, 2007, the fair value of the options decreased by $344,965. This amount is included in decrease in warrant liability in the other income (expense) section of the statement of operations.

Statement of Cash Flows

The change in the statement of cash flows was the result of the decrease of $344,965 in the fair value of the options.

The reclassification of the options from additional paid-in capital to warrant liabilities was a non-cash transaction.

Advisory Board Compensation

On October 1, 2004, the Company formed an advisory board consisting of four members. In exchange for his services, each member was to receive $5,000 monthly from October 1, 2004 to February 22, 2007, for a total of $576,000 to be paid to all members. Each member, in his sole discretion, was entitled to convert some or all of the cash amount owed to him into shares of Common Stock at a rate of $0.05 per share. If all of the members of the advisory board converted the total amount of cash compensation due to them into shares of Common Stock, the Company would be required to issue 11,520,000 shares. The Company determined that: the accrued expense, embedded beneficial conversion features, embedded beneficial conversion feature discount, and related amortization expense were not recorded at the date of issuance or prior to the restatement. No payments have been made to any advisory board members and there has been no conversion by any advisory board members of the accrued liability into shares of Common Stock.

Balance Sheet

The Company began the analysis for the restatement by applying paragraph 6 of Financial Accounting Standard (SFAS) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to ascertain if the embedded beneficial conversion features were derivatives at the date of issuance. The embedded beneficial conversion features had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be within the scope and definition of a derivative at the date of issuance. Next, the Company followed the guidance of SFAS 133, paragraph 12, to determine if the embedded beneficial conversion features should be bifurcated from the accrued expense. The Company determined that: the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the accrued expense, the embedded beneficial conversion feature and accrued expense are not remeasured at fair value at each balance sheet date and a separate contract with the same terms would be a derivative pursuant to SFAS 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were bifurcated from the accrued expense to determine the classification and valuation. To determine the classification, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8 which states that contracts that require settlement in shares are equity instruments. To determine the value, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts that require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. The Company next applied EITF 00-19, paragraph 10, which states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the Convertible Debentures on July 17, 2007.

The fair value of the monthly embedded beneficial conversion features was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 2.28% to 5.21%; volatility of 144.19% to 270.5%; dividend yield of 0% and an expected term of 5 years. The sum of the monthly accrued expenses and embedded beneficial conversion features from October 1, 2004 to September 30, 2006, was $480,000 and $210,149, respectively, and considered earned prior to October 1, 2006. Therefore, as of September 30, 2006, $480,000 was recorded to accrued expenses and deficit accumulated during development stage, $210,149 was recorded to beneficial conversion features liability and netted against accrued expenses as a discount, and $49,192 was recorded to accrued expenses and deficit accumulated during development stage for the amortization of the beneficial conversion features discount.

The fair value of the monthly embedded beneficial conversion features was $480,000 as of September 30, 2006, which the Company calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.91%; volatility of 270.5%; dividend yield of 0%; and an expected term of 3.08 to 5 years.

During the year ended September 30, 2007, the Company incurred and recorded to accrued expenses $96,000 for advisory board compensation until February 22, 2007, the date the Company’s Board of Directors terminated the compensation. The fair value of the monthly embedded beneficial conversion features was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.94% to 5.09%; volatility of 268.59% to 277.2%; dividend yield of 0% and an expected term of 5 years. The sum of the embedded beneficial conversion features from October 1, 2006 to February 22, 2007 was $91,956 and was recorded to beneficial conversion features liability and netted against accrued expenses. As of September 30, 2007, total amortization for the beneficial conversion features discount was $106,546 ($49,192 from October 1, 2004 to September 30, 2006, and $57,354 for the year ended September 30, 2007), and was recorded to accrued expenses.

The fair value of the monthly embedded beneficial conversion features was $576,000 as of September 30, 2007, which the Company calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and an expected term of 2.08 to 4.42 years.

The increase in the fair value of the embedded beneficial conversion feature was recorded by increasing beneficial conversion features liability on the balance sheet by $4,044.

Statement of Operations

The Company followed the guidance of EITF 00-19, paragraph 9, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

The increase in the fair value of the beneficial conversion features was $4,044 and included in increase in beneficial conversion feature in the other income (expense) section of the statement of operations.

The amortization expense for the beneficial conversion feature discount was $57,354 and included in general and administrative expenses in the operating expenses section of the statement of operations for the year ended September 30, 2007.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the advisory board compensation accrued expense of $480,000 and $96,000, beneficial conversion features liability of $576,000 and unamortized beneficial conversion features discount of $380,441 on the balance sheet, and change in fair value of the liability of $4,044 and amortization of the beneficial conversion features discount of $49,193 on the statement of operations.

Warrants Related to 2004 Stock Purchase Agreement

Under the terms of a 2004 Stock Purchase Agreement, the Company issued warrants to purchase 1,463,336 shares of Common Stock at an exercise price of $0.03 which expired between February 9, 2007 and August 25, 2007. The Company determined that the warrants and related expense were not recorded at the date of issuance or prior to the restatement and there has been no exercise of the warrants into shares of Common Stock.

Balance Sheet

The Company followed the guidance of SFAS 133, paragraph 6, to determine if the warrants were within the scope and definition of a derivative at the date of issuance. The warrants had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the warrants were determined to be derivatives at the date of issuance. In order to determine how to classify the warrants, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts which require settlement in shares are equity instruments. In order to determine the value of the options, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the warrants was $24,367 at the date of issuance, which the Company calculated using the Black Sholes model with the following assumptions: risk free rate of return of 1.21% to 2.14%; volatility of 141.91% to 170.27%; dividend yield of 0% and an expected term of 3 years. The warrants were considered an expense prior to October 1, 2006, therefore, $24,367 was recorded to additional paid-in capital and deficit accumulated during development stage.

The Company then applied EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company and the contract is required to be classified as a liability. The Company applied EITF 00-19, paragraph 10, which states that if a classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the Convertible Debentures on July 17, 2007.

In accordance with EITF 00-19, the warrants were reclassified as of July 17, 2007 from additional paid-in capital to warrant liabilities on the balance sheet at the fair value of $70,029, which the Company calculated using the Black Sholes model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and an expected term of .08 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company determined that the fair value of the warrants was $0 as of September 30, 2007, due to their expiration.

The $70,029 decrease in the fair value of the warrants was recorded to warrant liability.

Statement of Operations

Prior to the reclassification, the Company followed EITF 00-19, paragraph 9, which states that subsequent changes in the fair value of contracts should not be recognized as long as the contracts continue to be classified as equity. Therefore, changes in the fair value of the warrants prior to the reclassification were not recorded. Subsequent to reclassifying the warrants as liabilities, the Company again followed EITF 00-19, paragraph 9, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

The change in the fair value of the warrants from July 17, 2007 to September 30, 2007 was $70,029 and is included in decrease in warrant liability in the other income (expense) section of the statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the change in fair value of the warrants of $70,029 on the statement of operations.

The reclassification of the warrants from additional paid-in capital to warrant liability was a non-cash transaction.

Beneficial Conversion Features

As of September 30, 2007, the Company had Convertible Notes outstanding totaling $1,861,000 that were issued between October 17, 2006 and July 17, 2007. The convertible notes included an embedded beneficial conversion feature that allowed the holders of the convertible notes to convert their notes into Common Stock shares at rates between $0.01 and $0.22. The convertible notes mature between June 17, 2008 and December 31, 2008. The convertible notes accrue interest at rates between 8% and 10%, and any accrued but unpaid interest is also convertible by the holder of the convertible notes into shares of Common Stock at the same rate.

Balance Sheet

On the date of issuance, the Company applied SFAS 133, paragraph 6 to determine if the embedded beneficial conversion features were within the scope and definition of a derivative. The embedded beneficial conversion features: had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be derivatives. Next, the Company followed the guidance of SFAS 133, paragraph 12 to determine if the embedded beneficial conversion features should be separated from the convertible notes. The Company determined that: the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the convertible notes; the embedded beneficial conversion feature and convertible notes are not remeasured at fair value at each balance sheet date; and a separate contract with the same terms would be a derivative pursuant to SFAS 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were separated from the convertible notes to determine the classification and valuation. The Company followed the guidance of paragraphs 7 and 8 of EITF 00-19, which state that contracts that require settlement in shares are to be classified as equity instruments. The Company then applied paragraph 9 of EITF 00-19 to determine the value of the embedded beneficial conversion features. Paragraph 9 of EITF 00-19 states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value. Based on the analysis at the date of issuance, the embedded beneficial conversion features were recorded in additional paid-in capital at fair value on the date of issuance.

The fair value of the embedded beneficial conversion features was $1,021,569 computed using the Black Sholes model with the following assumptions: risk free rate of return of 6%; volatility of 122.67% to 195.97%; dividend yield of 0% and an expected term of 1 to 1.5 years. The embedded beneficial conversion features discount was $706,186 as of September 30, 2007, net of amortization of $315,383, prior to the restatement.

The Company began the analysis for the restatement by applying SFAS 133, paragraph 6, to ascertain if the embedded beneficial conversion features remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the embedded beneficial conversion features issued were determined to be within the scope and definition of a derivative. The Company followed the guidance of SFAS 133, paragraph 12, to determine if the embedded beneficial conversion features should be separated from the convertible notes. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were separated from the convertible notes. In order to determine the classification of the embedded conversion features, the Company applied paragraphs 7 and 8 of EITF 00-19. Paragraph 7 states that contracts which require net-cash settlement are liabilities, and paragraph 8 states that contracts which give the counterparty (holders of the convertible notes) a choice of net-cash settlement or settlement in shares are liabilities. Therefore the embedded conversion features were determined to be liabilities. The change in the determination of the classification from equity to a liability was based on the contractual right granted to the holders of the convertible notes to convert the notes to shares of Common Stock. Therefore, share settlement is not controlled by the Company. In order to determine the value of the embedded conversion features, the Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the embedded beneficial conversion features was recalculated and determined to be $1,430,812 at the date of issuance using the Black Sholes model with the following assumptions: risk free rate of return of 2.02% to 5.09%; volatility of 108.5% to 274.86%; dividend yield of 0% and an expected term of 1 to 1.5 years. Based on the recalculation, the embedded beneficial conversion features discount was $779,300 at September 30, 2007, net of amortization of $651,511, subsequent to the restatement.

The increase in the fair value of $409,242 ($1,430,811-$1,021,569) of the embedded beneficial conversion features was recorded to the beneficial conversion features and netted against convertible notes on the balance sheet. The increase in the amortization of the beneficial conversion features discount of $336,129 ($651,511-$315,382) was recorded to convertible notes.

The fair value of the embedded beneficial conversion features was $1,430,812 as of September 30, 2007, which was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0% and an expected term of .58 to 1.25 years.

Statement of Operations

Prior to the reclassification, the Company applied EITF 00-19, paragraph 9 which states that subsequent changes in fair value of contracts are not to be recognized as long as the contracts continue to be classified as equity. Therefore, the Company did not record changes in the fair value of the beneficial conversion features. Subsequent to reclassifying the beneficial conversion features, the Company again followed the guidance of paragraph 9 of EITF 00-19, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities. There was no change in the fair value of the beneficial conversion features from the date of issuance and September 30, 2007.

The increase in the amortization of the beneficial conversion features discount of $336,129 was included in interest expense in the other income (expense) section of the statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the change in the amortization of the beneficial conversion features discounts of $336,129 on the statement of operations.

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

Balance Sheet

On the grant date, the Company applied SFAS 133, paragraph 6 to determine if the warrants were within the scope and definition of a derivative. The warrants: had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the warrants were determined to be derivatives. In order to determine the classification of the warrants, the Company followed the guidance of paragraphs 7 and 8 of EITF 00-19, which state that contracts which require settlement in shares are equity instruments. In order to determine the value of the warrants, the Company followed the guidance of paragraph 9 of EITF 00-19, which states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement are to be initially measured at fair value. In accordance with EITF 00-19, the warrants were recorded in additional paid-in capital at fair value on the date of issuance.

The fair value of the warrants was calculated as $340,583 ($304,259 attributable to the holders of the Convertible Debentures and $36,324 attributable to the placement fee) at the date of issuance prior to the restatement using the Black Sholes model with the following assumptions: risk free rate of return of 6%; volatility of 122.67% to 195.97%; dividend yield of 0% and an expected term of 5 years.

The Company began the analysis for the restatement by applying SFAS 133, paragraph 6 to ascertain if the warrants issued remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the warrants issued were determined to be within the scope and definition of a derivative. In order to determine the classification of the warrants, the Company followed the guidance of paragraph 19 of EITF 00-19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company and the contract is required to be classified as a liability. In order to determine the value of the warrants, the Company followed the guidance of paragraph 9 of EITF 00-19, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

Based on the change in the determination of the classification of the warrants, $340,583 was reclassified from additional paid-in capital to warrant liabilities.

The fair value of the warrants was recalculated and was determined to be $554,249 ($430,189 attributable to the holders of the Convertible Debentures and $124,060 attributable to the placement fee) at the date of issuance calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility of 219.89% to 226.04%; dividend yield of 0% and an expected term of 5 years.

The increase in the fair value of the warrants attributable to the holders of the Convertible Debentures was $125,930 ($430,189-$304,259) and was recorded to warrant liabilities and netted against convertible notes. The increase in the fair value of the warrants attributable to the placement fee was $87,736 ($124,060-$36,324) and was recorded in warrant liability and general and administrative expenses.

Based on the increase in the warrant discount, the amortization of warrant discount increased by $55,179, and was recorded to convertible notes.

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

The decrease in the fair value of the warrants was recorded by decreasing warrant liabilities on the balance sheet by $54,317 ($50,518 attributable to the holders of the Convertible Debentures and $3,799 attributable to the placement fee).

Statement of Operations

The Company followed the guidance of EITF 00-19, paragraph 9, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities. The change in the fair value of the warrants was $54,317 for the year ended September 30, 2007, and recorded in decrease in warrants in the other income (expense) section of the statement of operations.

The increase in the amortization of the warrant discount of $124,961 is included in interest expense in the other income (expense) section of the statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the decrease in the fair value of the warrant liability of $54,317, increase in the amortization of the warrant discount of $55,179 on the balance sheet, and the change in fair value of the warrants at the date of issuance of $87,736 on the statement of operations.

In addition to the analysis of the securities exercisable or convertible into Common Stock, the Company analyzed the classification of general and administrative expenses for the year ended September 30, 2007, and determined that research and development costs of $526,466, a legal settlement of $89,654 and income tax expense of $2,592 were incorrectly classified as general and administrative expenses. See below for the specific line items affected in the statement of operations by the reclassification.

Table 1 shows the effect of each of the changes discussed above on the Company’s balance sheet, statement of operation, statement of equity, and statement of cash flows for the year ended September 30, 2007.

Table 1

					Beneficial	Warrants
					Conversion	Related to
					Features	$1,025,000 of
		2001		Warrants	and	Convertible
		Executive		Related to	Beneficial	Bridge Notes
	As	Officers	Advisory	2004 Stock	Conversion	and
	Previously	Option	Board	Purchase	Features	Warrant		As
	Stated	Plan	Compensation	Agreement	Discount	Discount	Reclassifications	Restated
Balance Sheet
Accrued expenses	$1,687,673		$380,441					$2,068,114
Convertible Notes, net	920,337				(73,114)	(70,751)		776,472
Warrant liability	-	1,926,914				499,932		2,426,846
Beneficial conversion
feature liability			576,000		1,430,812			2,006,812
Additional paid-in capital	14,712,527	(2,271,879)	(269,851)	(45,663)	(1,021,569)	(340,583)		10,762,982
Deficit accumulated
during development stage	(17,300,147)	344,965	(686,590)	45,663	(336,129)	(88,598)		(18,020,836)

Statement of Operations (for the
year ended September 30, 2007)
General and administrative	$1,423,347		$153,354			$87,736	$(618,712)	$1,045,725
Research and development	-						526,466	526,466
Interest expense	(550,935)				(336,129)	(55,179)		(942,243)
Decrease in
warrant liability	-	344,965		70,029		54,317		469,311
Increase in
beneficial conversion feature			(4,044)					(4,044)
Legal settlement	-						(89,654)	(89,654)
Income tax expense							2,592	2,592

Statement of Operations (since
inception)
General and administrative	$13,585,568		$250,546	$24,367		$87,736	$(618,712)	$13,329,505
Research and development	1,449,474						526,466	1,975,940
Interest expense	(785,621)				(336,129)	(55,179)		(1,176,929)
Decrease in
warrant liability	-	344,965		70,029		54,317		469,311
Increase in
beneficial conversion feature			(4,044)					(4,044)
Legal settlement	434,603						(89,654)	344,949
Income tax expense	9,900						2,592	12,492

Statement of Cash Flows (for the
year ended September 30, 2007)
Net loss	$(2,001,095)	$344,965	$(157,398)	$70,029	$(336,129)	$(88,598)		$(2,168,226)
Other			(799,044)					(799,044)
Stock based compensation expense-
consultant	84,292					124,697		208,989
Decrease in warrant liability	-	(344,965)		(70,029)		(54,317)		(469,311)
Increase in beneficial conversion
feature liaiblity			4,044					4,044
Accrued expenses	566,278		895,044				(15,376)	1,445,946
Accrual of liquidating damages	-						15,375	15,375

					Beneficial	Warrants
					Conversion	Related to
		2001			Features	$1,025,000 of
		Executive		Warrants	and	Convertible
		Officers		Related to	Beneficial	Bridge Notes
	As	Stock	Advisory	2004 Stock	Conversion	and
	Previously	Option	Board	Purchase	Features	Warrant		As
	Stated	Plan	Compensation	Agreement	Discount	Discount	Reclassifications	Restated

Statement of Cash Flows (since
inception)
Net loss	$(17,030,296)	$344,965	$(956,441)	$45,663	$(336,129)	$(88,598)		$(18,020,836)
Other			(799,044)					(799,044)
Stock based compensation expense-
consultant	2,840,172					124,697		2,964,869
Decrease in warrant liability	-	-		-		-		-
Increase in beneficial conversion
feature liaiblity			-					-
Amoritzation of consulting fees	13,075						(13,075)	-
Increase in warranty liability	-	(344,965)	-	(70,029)		(54,317)		(469,311)
Decrease in other assets	40,370						(40,370)	-
Increase in advances to employees	(512,077)						512,077	-
Decrease in other receivables	3,000						(3,000)	-
Increase in deposits	(104,600)						104,600	-
Other current assets	-						(1,350)	(1,350)
Other assets	-						(104,600)	(104,600)
Accrued expenses	2,021,239						(14,427)	2,006,812
Accrual of liquidating damages							15,375	15,375
Proceeds from issuance of notes	2,318,433						(457,433)	1,861,000
Proceeds from notes payable, related party	-						457,433	457,433
Increase in fair value of beneficial
conversion features discount
at date of issuance					4,044			4,044
Issuance of common stock for cash	7,376,094						10,000	7,386,094
Receipt of cash for stock to be issued	53,900						(10,000)	43,900
								-
								-

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

Legal Contingencies. From time to time we are a defendant in litigation. As required by Financial Accounting Standards Board Statement No. 5“Accounting for Contingencies” (FAS 5), we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. Final settlement of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

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

We have established our manufacturing facility in Anaheim, California to begin production of the units, and we have installed the machinery and tooling in the building. Once we have obtained financing we will begin to recruit and hire employees to serve at the facility. We anticipate that most of our capital needs will need to be funded by equity financing until such time that we have received orders for, and deposits with respect to, our products.

Once we receive orders, we intend to manufacture Elixir systems at our facility to fulfill the orders and ship them to customers.

Results of Operations (Year Ended September 30, 2007 Compared To Year Ended September 30, 2006).

The Company was relatively inactive during most of the 2006 fiscal year due to lack of resources, although it reactivated operations in the last quarter. Revenues for both the 2006 and 2007 fiscal years were zero, as the Company had not yet commenced the sale of products. The Company incurred operating expenses of $1,603,890 during the fiscal year ended September 30, 2007, an increase of $658,873 or approximately 70%, as compared to operating expenses of $670,585 for the fiscal year ended September 30, 2006. The significant increase in operating expenses was partially the result of an increase of $526,466 in research and development expenses for the fiscal year ended September 30, 2007, as compared to no research and development expenses incurred during the fiscal year ended September 30, 2006. The increase in research and development expenses resulted from the completion of the design and the refinement of the ELIXIR water treatment system and costs associated with the establishment of the pilot project at the Villa Park Dam. During the fiscal year ended September 30, 2006, the Company did not have the capital necessary to invest in research and development activities. General and administrative expenses for the 2007 fiscal year also increased significantly. General and administrative expenses totaled $1,045,725, an increase of $132,034, or approximately 14%, over general and administrative expenses of $913,691 incurred during the 2006 fiscal year. General and administrative expenses were incurred during the fiscal year ended September 30, 2007 primarily to maintain the Company’s corporate office and to engage in financing activities.

Other income (expense) totaled $(561,744) during the fiscal year ended September 30, 2007, an increase of $457,422 or approximately 439%, as compared to $(104,302) for the fiscal year ended September 30, 2006. The Company earned interest income of $4,886 during the fiscal year ended September 30, 2007, as compared to no interest income during the fiscal year ended September 30, 2006. The Company also recorded a decrease in warrant liability in the amount of $469,311 during the fiscal year ended September 30, 2007, as compared to no decrease in warrant liability during the fiscal year ended September 30, 2006. These items were offset by interest expense of $942,243 incurred during the fiscal year ended September 30, 2007, as compared to interest expense of $10,080 incurred during the fiscal year ended September 30, 2006, an increase of $932,163. The significant increase in interest expense was due primarily to the issuance of convertible debt securities and the amortization of the beneficial conversion features discount and warrant discount of the convertible debt securities during the fiscal year ended September 30, 2007. During the fiscal year ended September 30, 2007, the Company recorded an expense in the amount of $4,044 related to an increase in beneficial conversion features liability and an expense in the amount of $89,654 related to the settlement of a legal action. No comparable expenses were incurred during the fiscal year ended September 30, 2006. However, during the fiscal year ended September 30, 2006, the Company incurred an extraordinary loss on settlement of debts in the amount of $94,222, with no corresponding loss during the fiscal year ended September 30, 2007. As a result of these items, the loss for the fiscal year ended September 30, 2007 was $2,165,634, an increase of $1,116,315 or approximately 106% over the loss of $1,049,319 incurred for the fiscal year ended September 30, 2006.

Liquidity and Capital Resources.

On September 30, 2007, the Company had cash and cash equivalents of $372,511. The Company’s sole source of liquidity has been the sale of its securities. Additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities and other financing activities, plus possible cash flow from operations during the 2008 fiscal year, will be sufficient to finance the Company's operations. However, the Company has no commitments for financing, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the fiscal year.

During the fiscal year ended September 30, 2007, the Company used $1,133,236 of cash in operating activities, as compared to $44,290 of cash used in operating activities during the fiscal year ended September 30, 2006. During the fiscal year ended September 30, 2007, non-cash adjustments included $799,044 for advisory board compensation . The Company also recorded an increase of $1,350 in current assets, an increase of $104,600 in deposits and a decrease of $115,209 in accounts payable. Cash provided by operating activities included $31,699 in depreciation, $833,826 in amortization of beneficial conversion features discount and warrant discount and an increase of $4,044 in beneficial conversion features liabilities. $208,989 in stock based compensation was paid to a consultant and accrued expenses totaled $1,445,946.

During the fiscal year ended September 30, 2007, the Company acquired property and equipment totaling $27,772, as compared to property acquisitions of $950 during the fiscal year ended September 30, 2006.

Financing activities provided $1,528,975 to the Company during the fiscal year ended September 30, 2007, as compared to $49,440 during the fiscal year ended September 30, 2006. Financing activities for the fiscal year ended September 30, 2007 provided $1,861,000 in proceeds from the placement of Convertible Notes. The Company also accrued liquidated damages of $15,375 during the fiscal year ended September 30, 2007. The Company made payments of $47,400 to an officer for a loan and $300,000 toward an equity line of credit during the fiscal year ended September 30, 2007. During the fiscal year ended September 30, 2006, the Company borrowed $49,440 from a related party.

At September 30, 2007, the Company had cash of $372,511, as compared to cash of $4,544 at September 30, 2006.

As of September 30, 2007, the Company had an accumulated deficit of $18,020,836. Management anticipates that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

Recent Private Placements

In a private offering that commenced in October of 2006 and concluded in early 2007, we issued convertible notes in the amount of $750,000 to a group of private investors. The notes bear interest at 10% per annum, are due eighteen months after issuance, and are convertible into our Common Stock at a conversion price of $0.04 per share. The holders have the option to convert accrued interest on these notes into Common Stock at the same conversion rate.

In June 2007 we completed a private offering of 10% Convertible Promissory Notes totaling $86,000 to five private investors. The notes are convertible into Common Stock at a conversion price of $0.01 per share. The rights of the holders of these notes to convert is subject to the completion of certain financing milestones.

In July 2007 we completed a private offering, principally to private investment funds, in the amount of $1,025,000. The investors received Subordinated Convertible Debentures that bear interest at 8% per annum, are due twelve months after issuance, and are convertible into share of our Common Stock at a conversion price of $0.22 per share. The investors also received warrants to purchase 2,329,546 shares of Common Stock at a cost of $0.50 per share. In addition, we issued a warrant to purchase 465,908 shares of our Common Stock at $0.50 per share as a fee for assisting us with the transaction.

Going Concern Opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2007, the Company has incurred cumulative losses of $18,290,687, including a loss for the year ended September 30, 2007 of $2,168,225. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate financing to pay for its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to undertake additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements, which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

The Company expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable, if ever. It expects to incur increasing sales and marketing, research and development and general and administrative expenses. Also, the Company has a substantial amount of short-term debt, which will need to be repaid or refinanced, unless it is converted into equity. As a result, if it begins to generate revenues from operations, those revenues will need to be significant in order to cover current and anticipated expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern unless it is able to obtain substantial additional financing in the short term and generate revenues over the long term. If the Company is unable to obtain financing, it would likely discontinue operations.

ITEM 7  FINANCIAL STATEMENTS

SIONIX CORPORATION

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has deficit accumulated from inception amounting $18,020,836 at September 30, 2007 including a net loss of $2,168,226 incurred in the year ended September 30, 2007. These factors as discussed in Note 13 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 16, the financial statements for the years ended September 30, 2007 and 2006 have been restated.

Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California.

December 7, 2007 except for note 2, 4, 8, 9, 10, 11, 12, 13, 15, & 16 are as of October 9, 2008.

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
SEPTEMBER 30, 2007

As
Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$372,511
Other current assets	1,350
TOTAL CURRENT ASSETS	373,861

PROPERTY AND EQUIPMENT, net	40,834

DEPOSITS	104,600
TOTAL ASSETS	$519,295

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$157,399
Accrued expenses	2,068,114
Liquidated damages liability	15,375
Notes payable to related parties	129,000
Notes payable to officers	19,260
Equity line of credit	27,336
Convertible notes, net	776,472
Warrant liability	2,426,846
Beneficial conversion features liability	2,006,812
TOTAL CURRENT LIABILITIES	7,626,614
STOCKHOLDERS' DEFICIT
Common Stock (150,000,000 shares authorized; 107,117,101 shares issued; 106,635,201 shares outstanding)	106,635
Additional paid-in capital	10,762,982
Shares to be issued	43,900
Deficit accumulated during development stage	(18,020,836)
TOTAL STOCKHOLDERS' DEFICIT	(7,107,319)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$519,295

The accompanying notes form an integral part of these financial statements.

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Years Ended September 30,		(October 3, 1994) to
	2007	2006	September 30, 2007
	(As Restated)	(As Restated)	(As Restated)
Operating expenses
General and administrative	$1,045,725	$913,691	$13,329,505
Research and development	526,466	-	1,975,940
Depreciation and amortization	31,699	31,326	532,105
Total operating expenses	1,603,890	945,017	15,837,550
Loss from Operations	(1,603,890)	(945,017)	(15,837,550)

Other income (expense)
Interest income	4,886	-	58,543
Interest expense	(942,243)	(10,080)	(1,176,929)
Decrease in warrant liability	469,311	-	469,311
Increase in beneficial conversion features liability	(4,044)		(4,044)
Impairment of intangibles	-	-	(1,267,278)
Inventory obsolescence	-	-	(365,078)
Legal settlement	(89,654)		344,949
Loss on settlement of debt	-	(94,222)	(230,268)
Total Other Income (Expense)	(561,744)	(104,302)	(2,170,794)
Loss before income taxes	(2,165,634)	(1,049,319)	(18,008,344)
Income Taxes	2,592	-	12,492
Net Loss	$(2,168,226)	$(1,049,319)	$(18,020,836)

Basic an dilutive loss per share	$0.02	$0.01

Basic and diluted wighted average nubmer of shares of Common Stock outstanding*	106,207,706	102,524,186

* - Weighted averag diluted number of share are the same as basic weighted average nuimber of shares as the effect is anti-dilutive.

The accompanying notes form an integral part of these financial statements.

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

								Deficit	Total
	Common Stock		Additional	Stock	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Receivable	Cancelled	Fees	Inception	(Deficit)
Stock issued for cash
October 3, 1994	10,000	$10	$90						$100
Net loss from October 3, 1994, to December 31, 1994								(1,521)	(1,521)
Balance at December 31, 1994	10,000	10	90	-	-	-	-	(1,521)	(1,421)
Shares issued for assignment rights	1,990,000	1,990	(1,990)						-
Shares issued for services	572,473	572	135,046						135,618
Shares issued for debt	1,038,640	1,038	1,164,915						1,165,953
Shares issued for cash	232,557	233	1,119,027						1,119,260
Shares issued for subscription receivable	414,200	414	1,652,658		(1,656,800)				(3,728)
Shares issued for productions costs	112,500	113	674,887		(675,000)				-
Net loss for the year ended December 31, 1995								(914,279)	(914,279)
Balance at December 31, 1995	4,370,370	4,370	4,744,633	-	(2,331,800)	-	-	(915,800)	1,501,403
Shares issued for reorganization	18,632,612	18,633	(58,033)						(39,400)
Shares issued for cash	572,407	573	571,834						572,407
Shares issued for services	24,307	24	24,283						24,307
Net loss for the year ended
September 30, 1996								(922,717)	(922,717)
Balance at September 30, 1996	23,599,696	23,600	5,282,717	-	(2,331,800)	-	-	(1,838,517)	1,136,000
Shares issued for cash	722,733	723	365,857						366,580
Shares issued for services	274,299	274	54,586						54,860
Cancellation of shares	(542,138)	(542)	(674,458)		675,000				-
Net loss for the year ended September 30, 1997								(858,915)	(858,915)
Balance at September 30, 1997	24,054,590	24,055	5,028,702	-	(1,656,800)	-	-	(2,697,432)	698,525
Shares issued for cash	2,810,000	2,810	278,190						281,000
Shares issued for services	895,455	895	88,651						89,546
Shares issued for compensation	2,200,000	2,200	217,800						220,000
Cancellation of shares	(2,538,170)	(2,538)	(1,534,262)		1,656,800				120,000
Net loss for the year ended September 30, 1998								(1,898,376)	(1,898,376)
Balance at September 30, 1998	27,421,875	27,422	4,079,081	-	-	-	-	(4,595,808)	(489,305)
Shares issued for compensation	3,847,742	3,847	389,078						392,925
Shares issued for services	705,746	706	215,329						216,035
Shares issued for cash	9,383,000	9,383	928,917						938,300
Net loss for the year ended September 30, 1999								(1,158,755)	(1,158,755)
Balance at September 30, 1999	41,358,363	41,358	5,612,405	-	-	-	-	(5,754,563)	(100,800)
Shares issued for cash	10,303,500	10,304	1,020,046						1,030,350
Shares issued for compensation	1,517,615	1,518	1,218,598						1,220,116
Shares issued for services	986,844	986	253,301						254,287
Net loss for the year ended September 30, 2000								(2,414,188)	(2,414,188)

The accompanying notes form an integral part of these financial statements.

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - Continued

								Deficit	Total
	Common Stock		Additional	Stock	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Receivable	Cancelled	Fees	Inception	(Deficit)
Balance at September 30, 2000	54,166,322	54,166	8,104,350	-	-	-	-	(8,168,751)	(10,235)
Shares issued for services and prepaid expenses	2,517,376	2,517	530,368				(141,318)		391,567
Shares issued for cash	6,005,000	6,005	594,495						600,500
Shares to be issued for cash (100,000 shares)				10,000					10,000
Shares to be issued for debt (639,509 shares)				103,295					103,295
Net loss for the year ended September 30, 2001								(1,353,429)	(1,353,429)
Balance at September 30, 2001	62,688,698	62,688	9,229,213	113,295	-	-	(141,318)	(9,522,180)	(258,302)
Shares issued for services and prepaid expenses	1,111,710	1,112	361,603				54,400		417,115
Shares issued as a contribution	100,000	100	11,200						11,300
Shares issued for compensation	18,838	19	2,897						2,916
Shares issued for cash	16,815,357	16,815	1,560,782	(10,000)					1,567,597
Shares issued for debt	1,339,509	1,340	208,639	(103,295)					106,684
Shares to be issued for services related to raising equity (967,742 shares)			(300,000)	300,000					-
Cancellation of shares	(7,533,701)	(7,534)							(7,534)
Net loss for the year ended September 30, 2002								(1,243,309)	(1,243,309)
Balance at September 30, 2002	74,540,411	74,540	11,074,334	300,000	-	-	(86,918)	(10,765,489)	596,467
Shares issued for services and prepaid expenses	2,467,742	2,468	651,757	(300,000)					354,225
Shares issued for capital equity line	8,154,317	8,154	891,846						900,000
Amortization of consulting fees							86,918		86,918
Cancellation of shares	(50,000)	(50)	50						-
Shares to be cancelled (7,349,204 shares)			7,349			(7,349)			-
Net loss for the year ended September 30, 2003								(1,721,991)	(1,721,991)
Balance at September 30, 2003	85,112,470	85,112	12,625,336	-	-	(7,349)	-	(12,487,480)	215,619
Shares issued for capital equity line	19,179,016	19,179	447,706						466,885
Shares issued for services	5,100,004	5,100	196,997				(13,075)		189,022
Share to be issued for cash (963,336 shares)				28,900					28,900
Shares to be issued for debt (500,000 shares)				15,000					15,000
Cancellation of shares	(7,349,204)	(7,349)				7,349			-
Issuance of warrants related to 2004 stock purchase			24,366						24,366
Net loss for the year ended September 30, 2004								(1,593,136)	(1,593,136)

The accompanying notes form an integral part of these financial statements.

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - Continued

								Deficit	Total
	Common Stock		Additional	Stock	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Receivable	Cancelled	Fees	Inception	(Deficit)

Balance at September 30, 2004, Restated	102,042,286	102,042	13,294,405	43,900	-	-	(13,075)	(14,080,615)	(653,343)
Amortization of consulting fees							13,075		13,075
Net loss for the year ended September 30, 2005								(722,676)	(722,676)
Balance at September 30, 2005, Restated	102,042,286	102,042	13,294,405	43,900	-	-	-	(14,803,291)	(1,362,944)
Net loss for the year ended September 30, 2006								(1,049,319)	(1,049,319)
Balance at September 30, 2006, Restated	102,042,286	102,042	13,294,405	43,900	-	-	-	(15,852,610)	(2,412,263)
Shares issued for services	4,592,915	4,593	80,336						84,929
Reclassification of 2001
Executive Option Plan as of July 17, 2007			(2,271,879)						(2,271,879)
Reclassification of beneficial conversion features liability related to advisory board compensation as of July 17, 2007			(269,851)						(269,851)
Reclassification of warrants related to 2004 stock purchase agreement as of July 17, 2007			(70,029)						(70,029)
Net loss for the year ended September 30, 2007								(2,168,226)	(2,168,226)
Balance at September 30, 2007, Restated	106,635,201	106,635	10,762,982	43,900	-	-	-	(18,020,836)	(7,107,319)

The accompanying notes form an integral part of these financial statements.

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Cummulative
			fro m
			Inception
	Years Ended September 30,		(October 3, 1994) to
	2007	2006	September 30,2007
	(As Restated)	(As Restated)	(As Restated)
Operating activities:
Net loss	$(2,168,226)	$(1,049,319)	$(18,020,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,699	31,326	619,023
Amortization of beneficial conversion features discount and warrant discount	833,826		883,018
Stock based compensation expense - employee	-		1,835,957
Stock based compensation expense - consultant	208,989		2,964,869
Decrease in warrant liabilities	(469,311)		(469,311)
Increase in beneficial conversion features liabilities	4,044		4,044
Impairment of assets	-		514,755
Write-down of obsolete assets	-		38,862
Impairment of intangible assets	-		1,117,601
Loss on settlement of debt	-	94,221	130,268
Other	(799,044)		(799,044)
(Increase) decrease in assets:
Other current assets	(1,350)		(1,350)
Other assets	(104,600)		(104,600)
Increase (decrease) in liabilities:
Accounts payable	(115,209)	50,147	157,399
Accrued expenses	1,445,946	829,335	2,006,812
Net cash used in operating activities	(1,133,236)	(44,290)	(9,122,533)

Investing activities:
Acquisition of property and equipment	(27,772)	(950)	(371,455)
Acquisition of patents			(154,061)
Net cash used in investing activities	(27,772)	(950)	(525,516)

Financing activities:
Accrual of liquidating damages	15,375		15,375
Payment on notes payable to officer	(47,400)		(199,242)
Proceeds from notes payable, related party	-	49,440	457,433
Receipt from (payments to) equity line of credit	(300,000)		456,000
Proceeds from convertible notes payable	1,861,000		1,861,000
Issuance of common stock	-		7,386,094
Receipt of cash for stock to be issued	-		43,900
Net cash provided by financing activities	1,528,975	49,440	10,020,560
Net change in cash	367,967	4,200	372,511

Cash balances:
Beginning of period	4,544	344
End of period	$372,511	$4,544	$372,511

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes form an integral part of these financial statements.

Note 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Sionix Corporation (the "Company") was incorporated in Utah in 1985. The Company was formed to design, develop, and market automatic water filtration system primarily for small water districts.

The Company completed its reincorporation as a Nevada Corporation, effective July 1, 2003. The reincorporation was completed pursuant to an Agreement and Plan of Merger between Sionix Corporation, a Utah corporation ("Sionix Utah") and its wholly-owned Nevada subsidiary, Sionix Corporation ("Sionix Nevada"). Under the merger agreement, Sionix Utah merged with and into Sionix Nevada, and each share of Sionix Utah’s Common Stock was automatically converted into one share of Common Stock, par value $0.001 per share, of Sionix Nevada. The merger was effected by the filing of Articles of Merger, along with the Agreement and Plan of Merger, with the Secretary of State of Nevada.

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

Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - RESTATED

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

ADVERTISING

The cost of advertising is expensed as incurred. Total advertising costs were $4,555 and $3,355 for the years ended September 30, 2007 and 2006, respectively.

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

EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per share” requires the presentation of basic earnings per share and diluted earnings per share.  Basic and diluted earnings per share computations presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year.

Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding for the year. “Diluted” earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding, and the dilutive effect of outstanding stock options (applying the treasury stock method).

The Company had 7,034,140 of granted stock options that were exercisable as of September 30, 2007.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended September 30,	2007			2006
Basic Earnings per Share	Net Loss	Shares	per Share	Net Loss	Shares	Per Share
Net loss available to common shareholders	$(2,168,226)	106,207,706	$(0.02)	$(1,049,319)	102,524,186	$(0.01)
Effect of dilutive securities (none)	-	-	-	-	-	-
Diluted Earnings per Share	$(2,168,226)	106,207,706	$(0.02)	$(1,049,319)	102,524,186	$(0.01)

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

RECLASSIFICATIONS

Certain items in the prior year financial statements have been reclassified to conform to the current period’s presentation. These reclassifications have no effect on the previously reported net loss.

RECENT PRONOUNCEMENTS

In September 2006, SFAS issued SFAS 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on the Company’s financial statements.

In September 2006, SFAS issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.	A brief description of the provisions of this Statement

b.	The date that adoption is required

c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on the Company’s financial statements.

In February 2007, SFAS issued SFAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on the Company’s financial statements.

In December 2007, SFAS issued SFAS Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. This statement has no effect on the Company’s financial statements as the Company does not have any outstanding non-controlling interest in one or more subsidiaries.

Note 3 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2007:

Equipment and machinery	$213,166
Furniture and fixtures	24,594
TOTAL PROPERTY AND EQUIPMENT	237,760
Less accumulated depreciation (deduction)	(196,926)
NET PROPERTY AND EQUIPMENT	$40,834

Depreciation expenses for fiscal years ended September 30, 2007 and 2006 were $31,699 and $31,326, respectively.

Note 4 ACCRUED EXPENSES - RESTATED

Accrued expenses consisted of the following at September 30, 2007:

Accrued salaries	$1,381,981
Advisory board compensation Auto allowance accruals	380,441 71,768
Interest payable	165,770
Other accruals	68,154
TOTAL ACCRUED EXPENSES	$2,068,114

Note 5 NOTES PAYABLE – RELATED PARTIES

The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes bear interest at rates up to 13% and are due on demand. As of September 30, 2007, notes payable amounted to $129,000. Accrued interest on the notes amounted to $64,548 at September 30, 2007, and is included in accrued expenses. Interest expenses on these notes for the years ended September 30, 2007 and 2006 amounted to $12,850 and $10,080 respectively.

Note 6 NOTES PAYABLE – OFFICERS

Notes payables to officers are unsecured, interest free and due on demand. Proceeds from these notes payable were used to pay ongoing operating expenses. The balance at September 30, 2007 was $19,260.

Note 7 NOTES PAYABLE UNDER EQUITY LINE OF CREDIT

During the year ended September 30, 2003, the Company received proceeds of $1,307,500 from promissory notes issued to Cornell Capital Partners, LP, net of a 4% fee of $56,000 and $36,500 for escrow and other fees. The Company has settled $900,000 by issuing shares of Common Stock during the year ended September 30, 2003. In 2006, the Company entered into a settlement agreement with Cornell Capital Partners, LP to pay the total outstanding principal and accrued interest amount of $327,336; $50,000 was to be paid on or before November 15, 2006, $25,000 was payable per month on the 15th day of each month commencing December 15, 2006, with the balance of $27,336 due and payable on or before October 15, 2007. The Company recorded a loss on settlement of debt of $94,221 for the year ended September 30, 2006. The balance as of September 30, 2007 is $27,336, which was subsequently paid in October 2007 (See note 15).

Note 8 CONVERTILBE NOTES - RESTATED

Convertible Note 1

Between October 2006 and February 2007, the Company completed an offering of $750,000 in principal amount of convertible notes, which bear interest at 10% per annum and mature the earlier of (i) eighteen (18) months from the date of issuance (ii) an event of default or (iii) the closing of any equity related financing by the Company in which the gross proceeds are a minimum of $2,500,000. These notes are convertible into shares of the Company’s Common Stock at $0.05 per share or shares of any equity security issued by the Company at a conversion price equal to the price at which such security is sold to any other party. In the event that a registration statement covering the underlying shares is not declared effective within 180 days after the closing, the conversion price shall be reduced by $0.0025 per share for each 30 day period that the effectiveness of the registration statement is delayed but in no case may the conversion price to be reduced below $0.04 per share. As of September 30, 2007, the conversion price was $0.04 per share.

SFAS 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be bifurcated from the convertible notes. The Company determined that the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the convertible notes, the embedded beneficial conversion feature and convertible notes are not remeasured at fair value at each balance sheet date, and a separate contract with the same terms would be a derivative pursuant to SFAS 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were bifurcated from the convertible notes. SFAS 133, paragraph 6 was applied to determine if the embedded beneficial conversion features were within the scope and definition of a derivative. The embedded beneficial conversion features had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be derivatives. The Company applied EITF 00-19, paragraph 8 to determine the classification of the beneficial conversion feature, which states that contracts which require net-share settlement are equity. Therefore the embedded conversion features were determined to be equity instruments at the date of issuance. The Company applied EITF 00-19, paragraph 9, which states that all contracts be initially measured at fair value. The terms of the conversion feature were analyzed and the Company determined that the convertible notes were a conventional convertible pursuant to paragraph 4 of EITF 00-19. The Company included SFAS 150 in the analysis of the convertible notes. SFAS 150 requires three classes of freestanding financial instruments, as defined in paragraphs 8 through 17, to be classified as liabilities. The first class, as defined in paragraph 9, is financial instruments that are mandatorily redeemable financial instruments. There are no terms or conditions that require the Company to unconditionally redeem the convertible notes by transferring assets at a specified or determinable date. The second class, as defined in paragraph 11, is financial instruments that require the repurchase of shares of Common Stock by transferring assets. There are no terms or conditions that require the Company to repurchase shares of Common Stock. The third class, as defined in paragraph 12, is financial instruments that require the issuance of a variable number of shares of Common Stock. There are no terms or conditions that require the Company to issue a variable number of shares of Common Stock. Therefore, the Company concluded that the convertible notes were not within the scope of SFAS 150.

The fair value of the embedded beneficial conversion features was $750,000 at the date of issuance using the Black Sholes model with the following assumptions: risk free rate of return of 2.02% to 5.09%; volatility of 268% to 275%; dividend yield of 0% and an expected term of 1.5 years.

Based on the calculation of the fair value of the embedded beneficial conversion feature, the Company allocated $750,000 to the beneficial conversion feature and the beneficial conversion feature discount, and none to the convertible note at the date of issuance. The embedded beneficial conversion feature discount is amortized to interest expense over the term of the note, which is $41,667 per month.

As of September 30, 2007, the outstanding principal amount of the convertible notes was $750,000 and the unamortized embedded beneficial conversion feature discount was $290,556, for a net convertible debt of $459,444.

For the year ended September 30, 2007, interest expense was $65,718, and amortization expense for the embedded beneficial conversion feature discount was $459,444, which was included in interest expense in the other income (expense) section of the statement of operations.

Calico Capital Management, LLC acted as a financial advisor for Convertible Notes 1 and 2 for the Company and received a fee of $75,000. Southridge Investment Group LLC, Ridgefield, Connecticut (“Southridge”) acted as an agent for the Company in arranging the transaction for Convertible Notes 1 and 2. The Company recorded these fees as an expense during the period.

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

SFAS 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be bifurcated from the convertible notes. The Company determined that the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the convertible notes, the embedded beneficial conversion feature and convertible notes are not remeasured at fair value at each balance sheet date, and a separate contract with the same terms would be a derivative pursuant to SFAS 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were bifurcated from the convertible notes. SFAS 133, paragraph 6 was applied to determine if the embedded beneficial conversion features were within the scope and definition of a derivative. The embedded beneficial conversion features had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be derivatives. The Company applied EITF 00-19, paragraph 8 to determine the classification of the beneficial conversion feature, which states that contracts which require net-share settlement are equity. Therefore the embedded conversion features were determined to be equity instruments at the date of issuance. The Company applied EITF 00-19, paragraph 9, which states that all contracts be initially measured at fair value. The terms of the conversion feature were analyzed and the Company determined that the convertible notes were a conventional convertible pursuant to paragraph 4 of EITF 00-19. The Company included SFAS 150 in the analysis of the convertible notes. SFAS 150 requires three classes of freestanding financial instruments, as defined in paragraphs 8 through 17, to be classified as liabilities. The first class, as defined in paragraph 9, is financial instruments that are mandatorily redeemable financial instruments. There are no terms or conditions that require the Company to unconditionally redeem the convertible notes by transferring assets at a specified or determinable date. The second class, as defined in paragraph 11, is financial instruments that require the repurchase of shares of Common Stock by transferring assets. There are no terms or conditions that require the Company to repurchase shares of Common Stock. The third class, as defined in paragraph 12, is financial instruments that require the issuance of a variable number of shares of Common Stock. There are no terms or conditions that require the Company to issue a variable number of shares of Common Stock. Therefore, the Company concluded that the convertible notes were not within the scope of SFAS 150.

The fair value of the embedded beneficial conversion features was $86,000 at the date of issuance using the Black Sholes model with the following assumptions: risk free rate of return of 4.96%; volatility of 259.58%; dividend yield of 0% and an expected term of 1.5 years.

Based on the calculation of the fair value of the embedded beneficial conversion feature, the Company allocated $86,000 to the beneficial conversion feature and the beneficial conversion feature discount, and none to the convertible note. The embedded beneficial conversion feature discount is amortizated to interest expense over the term of the note, which is $4,778 per month.

As of September 30, 2007, the outstanding principal amount of the convertible notes was $86,000 and the unamortized embedded beneficial conversion feature discount was $66,889, for a net convertible debt of $19,111.

For the year ended September 30, 2007, interest expense was $2,795, and amortization expense for the embedded beneficial conversion feature discount was $19,111, which was included in interest expense in the other income (expense) section of the statement of operations.

Calico Capital Management, LLC acted as a financial advisor for Convertible Notes 1 and 2 for the Company and received a fee of $75,000. Southridge acted as an agent for the Company in arranging the transaction for Convertible Notes 1 and 2. The Company recorded these fees as an expense during the period.

Convertible Note 3

On July 18, 2007, the Company completed an offering of $1,025,000 in principal amount of Subordinated Convertible Debentures to a group of institutional and accredited investors, which bear interest at the rate of 8% per annum, and mature 12 months from the date of issuance. The Subordinated Convertible Debentures are convertible into shares of the Company’s Common Stock at an initial conversion rate of $0.22 per share, subject to anti-dilution adjustments. As part of the above offering the Company issued warrants to purchase 2,329,546 shares of Common Stock at an initial exercise price of $0.50 per share. An amendment to convertible note 3 dated March 13, 2008, reduces the conversion rate of the notes to $0.15 per share, and the exercise price of the warrants to $0.30 per share.

Under the terms of a Registration Rights Agreement signed in conjunction with this offering, the Company is required to file a registration statement under the Securities Act of 1933 in order to register the resale of the shares of Common Stock issuable upon conversion of the Subordinated Convertible Debentures and the warrant shares (collectively, the "Registrable Securities"). If the Company does not file a registration statement with respect to the registrable securities within forty-five days following the closing of the Offering, or if the Registration Statement is not declared effective by the Securities and Exchange Commission within 90 days, then the Company must pay to each purchaser damages equal to 1.5% of the purchase price paid by the purchaser for its Subordinated Convertible Debentures, for each 30 days that transpires after these deadlines. The aggregate amount of damages payable by the Company is limited to 15% of the purchase price. The Company had until August 31, 2007 to file the registration statement. The Company recorded $15,375 as liquidated damages for a period of one month as of September 30, 2007. No derivative liability is recorded as the amount of liquidated damage is fixed with a maximum ceiling.

The Company applied APB 14, paragraph 15 to determine the allocation of the proceeds of the convertible debt, which states that proceeds from the sale of debt with stock purchase warrants should be allocated between the debt and warrants, and paragraph 16 states that the proceeds should be allocated based on the relative fair values of the two securities at the time of issuance.

The fair value of warrants was $741,371 at the date of issuance calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility of 219.89% to 226.04%; dividend yield of 0% and an expected term of 5 years. As a result, the relative fair value of the warrants was $594,811.

SFAS 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be bifurcated from the convertible notes. The Company determined that the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the convertible notes, the embedded beneficial conversion feature and convertible notes are not remeasured at fair value at each balance sheet date, and a separate contract with the same terms would be a derivative pursuant to SFAS 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were bifurcated from the convertible notes. SFAS 133, paragraph 6 was applied to determine if the embedded beneficial conversion features were within the scope and definition of a derivative. The embedded beneficial conversion features had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be derivatives. The Company applied EITF 00-19, paragraph 8 to determine the classification of the beneficial conversion feature, which states that contracts which require net-share settlement are equity. Therefore the embedded conversion features were determined to be equity instruments at the date of issuance. The Company applied EITF 00-19, paragraph 9, which states that all contracts be initially measured at fair value. The terms of the conversion feature were analyzed and the Company determined that the convertible notes were a conventional convertible pursuant to paragraph 4 of EITF 00-19. The Company included SFAS 150 in the analysis of the convertible notes. SFAS 150 requires three classes of freestanding financial instruments, as defined in paragraphs 8 through 17, to be classified as liabilities. The first class, as defined in paragraph 9, is financial instruments that are mandatorily redeemable financial instruments. There are no terms or conditions that require the Company to unconditionally redeem the convertible notes by transferring assets at a specified or determinable date. The second class, as defined in paragraph 11, is financial instruments that require the repurchase of shares of Common Stock by transferring assets. There are no terms or conditions that require the Company to repurchase shares of Common Stock. The third class, as defined in paragraph 12, is financial instruments that require the issuance of a variable number of shares of Common Stock. There are no terms or conditions that require the Company to issue a variable number of shares of Common Stock. Therefore, the Company concluded that the convertible notes were not within the scope of SFAS 150.

The fair value of the embedded beneficial conversion features was $430,189 at the date of issuance using the Black Sholes model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility of 219.89% to 226.04%; dividend yield of 0% and an expected term of 1 year.

Southridge Investment Group LLC, Ridgefield, Connecticut (“Southridge”) acted as the Company’s agent in arranging the transaction, and received a placement fee of $102,500. Southridge also received warrants to purchase 465,909 shares of the Company’s Common Stock on the same terms and conditions as the warrants issued to the purchasers. The Company recorded the placement fees as an expense. The grant date fair value of the warrants amounted to $124,060 and was calculated using the Black-Sholes option pricing model, using the following assumptions: risk free rate of return of 5.01%, volatility of 226.04%, dividend yield of 0% and expected term of five years.

As of September 30, 2007, the outstanding principal amount of the convertible notes were $1,025,000, the unamortized warrant discount was $305,228, the embedded beneficial conversion feature discount was $421,855, for a net convertible debt of $297,917, and the number of outstanding warrants was 2,329,546.

For the year ended September 30, 2007, interest expense was $20,559, amortization expense for the warrant discount was $124,961, which was included in interest expense in the other income (expense) section of the statement of operations, and amortization expense for the beneficial conversion feature discount was $172,955, which was also included in interest expense in the other income (expense) section of the statement of operations.

Note 9 WARRANT LIABILITY - RESTATED

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

On the grant date, the Company applied SFAS 133, paragraph 6 to determine if the options were within the scope and definition of a derivative. The options: had one or more underlings, and one or more notional amounts; required no initial investment; and required or permitted net settlement. Therefore, the options were determined to be derivatives. In order to determine how to classify the options, the Company followed the guidance of paragraphs 7 and 8 of EITF 00-19, which states that contracts that require settlement in shares are equity instruments. In order to determine the value of the options, the Company applied EITF 00-19, paragraph 9, which states that contracts that require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value. In accordance with EITF 00-19, the options were recorded in additional paid-in capital at fair value on the date of issuance.

The Company analyzed the options as of September 30, 2007, by following the guidance of SFAS 133, paragraph 6 to ascertain if the options issued remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the options issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. The Company next applied EITF 00-19, paragraph 10, which states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the Convertible Debentures on July 17, 2007.

In accordance with EITF 00-19, the options were reclassified as of July 17, 2007 from additional paid-in capital to warrant liability on the balance sheet, at the fair value of $2,271,879 using the Black Sholes model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and an expected term of 3.67 years.

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the options was $1,926,914 as of September 30, 2007, calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and an expected term of 3.5 years.

The decrease in the fair value of the options was recorded by decreasing warrant liability on the balance sheet by $344,965.

Warrants Related to 2004 Stock Purchase Agreement

Under the terms of a 2004 Stock Purchase Agreement, the Company issued warrants to purchase 1,463,336 shares of Common Stock at an exercise price of $0.03 which expired between February 9, 2007 and August 25, 2007.

The Company followed the guidance of SFAS 133, paragraph 6, to determine if the warrants were within the scope and definition of a derivative at the date of issuance. The warrants had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the warrants were determined to be derivatives at the date of issuance. In order to determine how to classify the warrants, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts which require settlement in shares are equity instruments. In order to determine the value of the warrants, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the warrants was $24,366 at the date of issuance, which the Company calculated using the Black Sholes model with the following assumptions: risk free rate of return of 1.21% to 2.14%; volatility of 141.91% to 170.27%; dividend yield of 0% and an expected term of 5 years.

The Company then applied EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company and the contract is required to be classified as a liability. The Company applied EITF 00-19, paragraph 10, which states that if a classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the Convertible Debentures on July 17, 2007.

In accordance with EITF 00-19, the warrants were reclassified as of July 17, 2007 from additional paid-in capital to warrant liability on the balance sheet at the fair value of $70,029, which the Company calculated using the Black Sholes model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and an expected term of .08 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company determined that the fair value of the warrants was $0 as of September 30, 2007, due to their expiration.

The $70,029 decrease in the fair value of the warrants was recorded to warrant liability.

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

The Company followed the guidance of SFAS 133, paragraph 6, to determine if the warrants were within the scope and definition of a derivative at the date of issuance. The warrants had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the warrants were determined to be derivatives at the date of issuance. In order to determine how to classify the warrants, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the options, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of warrants was $554,249 ($430,189 attributable to the holders of the Convertible Debentures and $124,060 attributable to the placement fee) at the date of issuance calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility of 219.89% to 226.04%; dividend yield of 0% and an expected term of 5 years.

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

The decrease in the fair value of the warrants was recorded by decreasing warrant liabilities on the balance sheet by $54,317 ($50,518 attributable to the holders of the Convertible Debentures and $3,799 attributable to the placement fee).

Note 10 BENEFICIAL CONVERSION FEATURES LIABILITY - RESTATED

Advisory Board Compensation

On October 1, 2004, the Company formed an advisory board consisting of four members. Each member was to receive $5,000 monthly from October 1, 2004 to February 22, 2007, for a total of $576,000. Any portion of this amount is convertible by the advisory board members at any time into shares of Common Stock at a rate of $0.05 per share.

The Company followed the guidance of SFAS 133, paragraph 6 to ascertain if the embedded beneficial conversion features were derivatives at the date of issuance. The embedded beneficial conversion features had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be within the scope and definition of a derivative at the date of issuance. Next, the Company followed the guidance of SFAS 133, paragraph 12, to determine if the embedded beneficial conversion features should be separated from the accrued expense. The Company determined that: the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the accrued expense, the embedded beneficial conversion feature and accrued expense are not remeasured at fair value at each balance sheet date and a separate contract with the same terms would be a derivative pursuant to SFAS 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were separated from the accrued expense to determine the classification and valuation. The Company followed the guidance of EITF 00-19, paragraphs 7 and 8 to determine the classification which states that contracts that require settlement in shares are equity instruments. The Company followed the guidance of EITF 00-19, paragraph 9, to determine the value which states that contracts that require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. The Company next applied EITF 00-19, paragraph 10, which states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the Convertible Debentures on July 17, 2007.

The fair value of the embedded beneficial conversion features was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.94% to 5.09%; volatility of 268.59% to 277.2%; dividend yield of 0% and an expected term of 5 years. The sum of the monthly embedded beneficial conversion features from October 1, 2006 to February 22, 2007, was $91,956.

The fair value of the monthly embedded beneficial conversion features was $576,000 as of September 30, 2007, which the Company calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and an expected term of 2.08 to 4.42 years.

The increase in the fair value of the embedded beneficial conversion feature was recorded by increasing beneficial conversion features liability on the balance sheet by $4,044.

Beneficial Conversion Features

As of September 30, 2007, the Company had Convertible Notes outstanding totaling $1,861,000 that were issued between October 17, 2006, and July 17, 2007. The convertible notes included an embedded beneficial conversion features that allowed the holders of the convertible notes to convert their notes into Common Stock shares at rates between $.01 and $.22. The convertible notes mature between June 17, 2008 and December 31, 2008. The convertible notes accrue interest at rates between 8% and 10%, and any accrued but unpaid interest is also convertible by the holder of the convertible notes into shares of Common Stock at the same rate.

The Company followed the guidance of SFAS 133, paragraph 6, to ascertain if the embedded beneficial conversion features remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the embedded beneficial conversion features issued were determined to be within the scope and definition of a derivative. The Company followed the guidance of SFAS 133, paragraph 12, to determine if the embedded beneficial conversion features should be separated from the convertible notes. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were separated from the convertible notes. In order to determine the classification of the embedded conversion features, the Company applied paragraph 19 of EITF 00-19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. In order to determine the value of the embedded conversion features, the Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the embedded beneficial conversion features was $1,430,811 at the date of issuance using the Black Sholes model with the following assumptions: risk free rate of return of 2.02% to 5.09%; volatility of 108.5% to 274.86%; dividend yield of 0% and an expected term of 1 to 1.5 years.

The fair value of the embedded beneficial conversion features was $1,430,811 as of September 30, 2007, which was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0% and an expected term of .58 to 1.25 years.

Note 11 INCOME TAXES - RESTATED

Through September 30, 2007, the Company incurred net operating losses for tax purposes of approximately $13,157,000. The net operating loss carry forward for federal and state purposes may be used to reduce taxable income through the year 2027. The availability of the Company's net operating loss carry forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The gross deferred tax asset balance as of September 30, 2007 is $4,740,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax asset at September 30, 2007 are as follows:

	2007	2006
Deferred tax asset	$4,740,000	$3,785,000
Less valuation allowance	(4,740,000)	(3,785,000)
	$-	$-

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate for years ended September 30, 2007 and 2006 are as follows:

	September 30, 2007		September 30, 2006
	Amount	Percent	Amount	Percent
Income tax expense (benefit) at statutory federal rate	$(819,000)	(34.0)%	$(378,000)	(34.0)%
State income tax expense (benefit), net of federal income tax	(136,000)	(6.0)%	(63,000)	(6.0)%
Valuation allowance	955,000	40.0%	441,000	40.0%
	-	0.0%	-	0.0%

A detail of the Company’s deferred tax assets and liabilities as of September 30, 2007 follows:

Warrant amortization expense	$45,000
Beneficial conversion feature expense	134,000
Increase in fair market value of warrants	(85,000)
Decrease in fair market value of beneficial conversion feature	2,000
Increase in fair market value of stock options	(138,000)
Net operating loss carryforward	4,698,000
Valuation allowance	(4,740,000)
$-

Note 12  STOCKHOLDERS’ EQUITY - RESTATED

COMMON STOCK

The Company has 150,000,000 authorized shares, par value $0 .001 per share. As of September 30, 2007, the Company had 107,117,101 shares issued and 106,635,201 shares outstanding.

During the year ended September 30, 2007, the Company issued 3,292,915 shares, valued at $0.01 per share, and 1,300,000 shares valued at $0.04 per share for consulting services recorded at the fair market value.

The Company has not issued 1,463,336 shares of Common Stock to certain investors under the terms of a 2004 Stock Purchase Agreement. The investment was made and funds deposited into the Company’s bank accounts between February 9, 2004, and August 25, 2004. The investment has been carried on the Company’s balance sheet in the Stockholders’ Deficit section as “Shares to be Issued”.

STOCK OPTIONS

2001 Executive Officers Stock Option Plan

In October 2000, the Company entered into amendments to its employment agreement with each of its executive officers eliminating the provisions of stock bonuses. In lieu of the bonus provision, the Company adopted the 2001 Executive Officers Stock Option Plan. The Company reserved 7,576,680 shares for issuance under the plan.

A summary of the Company’s option activity is listed below:

	Weighted Average Exercise Price	Number of Options	Aggregate Intrinsic Value
Outstanding at September 30, 2006	$0.15	7,034,140	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2007	$0.15	7,034,140	$1,055,121 -

Options outstanding:

	Stock Options		Weighted Average Remaining	Weighted Average Exercise Price
Exercise Price	Outstanding	Exercisable	Contractual Life	Outstanding	Exercisable
$0.15	7,034,140	7,034,140	3.5 Years	$0.15	$0.15

The fair value of the options was $1,926,914 calculated using the Black Sholes option valuation model with the following assumptions for the year ended September 30, 2007: risk free interest rates of 4.05%; expected volatility of 126.94%; dividend yields of 0%; and expected term of 3.56 years.

During the year ended September 30, 2007 the Company did not issue any new options.

STOCK WARRANTS

Under the terms of the 2004 Stock Purchase Agreement, the Company was to issue 1,463,336 warrants to purchase shares of Common Stock at a price of $0.03 per share. The warrants attached to this issue of Common Stock have, by the terms of the agreement, expired as of September 30, 2007.

As part of the offering of Convertible Note 3, the Company issued warrants to purchase 2,795,454 shares of the Company’s Common Stock at a price of $0.50 per share. The warrants expire five years from the date of issuance.

A summary of the Company’s warrant activity is listed below:

	Weighted Average Exercise Price	Number of Warrants	Aggregate Intrinsic Value
Outstanding at September 30, 2006	$0.03	1,463,336	$-
Granted	0.50	2,795,454	-
Expired	0.03	(1,463,336)	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2007	$0.50	2,795,454	$-

All outstanding warrants were exercisable as of September 30, 2007.

Warrants outstanding:

Weighted
		Average	Weighted
		Remaining	Average
Exercise	Number of	Contractual	Exercise
Price	Warrants	Life	Price
$0.50	2,795,454	4.70	$0.50

Note 13 GOING CONCERN - RESTATED

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2007, the Company has incurred cumulative losses of $18,020,836 including a loss for the year ended September 30, 2007 of $2,168,226. As the Company has no cash flow from operations,  its  ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its cost and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

The Company expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable, if ever. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. Also, the Company has a substantial amount of short-term debt, which will need to be repaid or refinanced, unless it is converted into equity. As a result, if the Company begins to generate revenues from operations, those revenues will need to be significant in order to cover current and anticipated expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern unless it is able to obtain substantial additional financing in the short term and generate revenues over the long term. If the Company is unable to obtain financing, it would likely discontinue its operations.

Note 14 COMMITMENT

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

During the year ended September 30,

2008	$55,200
2009	23,000
$78,200

Total rent expense under the operating lease was approximately $32,200 for the year ended September 30, 2007.

Note 15  SUBSEQUENT EVENTS - RESTATED

Notes Payable Under Equity Line of Credit

The Company paid $27,336 plus interest of $13,859 against a note payable under equity line of credit in October 2007 (See note 7).

Issuance of Options

On December 13, 2007, the Company issued 2,000,000 options to employees to purchase shares of Common Stock at $0.25 per share, which expire on December 12, 2012. The fair value of the options was $339,212 at the date of issuance and was calculated using the Black Sholes option valuation model with the following assumptions: risk free interest rates of 3.26%; expected volatility of 98.01%; dividend yields of 0%; and expected term of 5 years.

Agreements with Richard Papalian

On December 19, 2007, the Company entered into a one year Employment Agreement with Richard H. Papalian (the “Employment Agreement”), pursuant to which Mr. Papalian has been appointed as the Chief Executive Officer of the Company and elected to fill a vacancy on the Company’s board of directors. Mr. Papalian will not receive a cash salary or any fringe benefits under the Employment Agreement. Instead, pursuant to a Notice of Grant of Stock Option and a Stock Option Agreement dated December 19, 2007, the Company granted to Mr. Papalian a five year option to purchase up to 8,539,312 shares of the Company’s Common Stock at an exercise price of $0.25 per share (the “Papalian Option”); which on the date of the Employment Agreement represented 5% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. The fair value of the options was $1,448,321 at the date of issuance and was calculated using the Black Sholes option valuation model with the following assumptions: risk free interest rates of 3.26%; expected volatility of 98.01%; dividend yields of 0%; and expected term of 5 years.

Agreements with Mark Maron

On December 19, 2007, the Company entered into a one year Consulting Agreement with Mark Maron (the “Consulting Agreement”), pursuant to which Mr. Maron has been appointed as Special Adviser to the Company. Mr. Maron will not receive cash remuneration under the Consulting Agreement. Instead, pursuant to a Notice of Grant of Stock Option and a Stock Option Agreement dated December 19, 2007, the Company granted to Mr. Maron a five year option to purchase up to 8,539,312 shares of the Company’s Common Stock at an exercise price of $0.25 per share (the “Maron Option”), which represented 5% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. The fair value of the options was $1,448,321 at the date of issuance and was calculated using the Black Sholes option valuation model with the following assumptions: risk free interest rates of 3.26%; expected volatility of 98.01%; dividend yield of 0%; and expected term of 5 years.

Issuance of $425,000 in 10% Subordinated Notes Payable and Related Warrants

During January 2008, the Company completed an offering of $425,000 in subordinated debentures to a group of institutional and accredited investors. The notes mature on December 31, 2008 and bear an interest at the rate of 10% per annum.

As part of the offering, the Company issued warrants to purchase 850,000 shares of Common Stock at $0.40 per share. The fair value of the warrants was $96,814 at the date of issuance and was calculated using the Black-Sholes option pricing model, using the following assumptions: risk free rate of return of 2.64% to 3.26%, volatility ranging from 97.08% to 98.27%, dividend yield of 0% and expected term of five years.

Issuance of $750,000 in Common Stock and Related Warrants

Between March 14 and May 28, 2008, the Company completed an offering of 7,500,000 shares of Common Stock at $0.10 per share to a group of institutional and accredited investors, for a total of $750,000.

As part of the offering, the Company issued warrants to purchase 15,000,000 shares of Common Stock at $0.10 per share. The grant date fair value of the warrants was $483,476 and was calculated using the Black-Sholes option pricing model, using the following assumptions: risk free rate of return of 1.32% to 2.17%, volatility ranging from 72.4% to 77.86%, dividend yield of 0% and expected term of five years.

Termination of Lease

On August 30, 2007, the Company entered into a five year lease agreement beginning October 1, 2007. On March 18, 2008, the Company successfully negotiated the termination of the lease by committing to issue 748,750 shares of the Company’s Common Stock, plus termination of all claims to its $100,000 security deposit. For the three months ended March 31, 2008, the Company wrote-off $29,166 of leasehold improvements and $100,000 of security deposit. The 748,750 shares of Common Stock to be issued represented $89,850 in rent expense.

Conversion of Debt Into Share of Common Stock

From April 2008 to June 2008 $754,667 of principal and $74,587 of accrued interest of Convertible Notes were converted into 10,363,796 shares of Common Stock of the Company. Conversion rates were between $0.01 and $0.22.

Issuance of Warrants to Director

On July 11, 2008, the Company issued an option to purchase 500,000 shares of Common Stock to the Chief Financial Officer, who is also a member of the Board of Directors, at an exercise price of $0.25. The option expires December 13, 2012.

Operating Lease

On July 21, 2008, the Company entered into a three year agreement beginning August 1, 2008, for a 12,000 square foot industrial facility in Anaheim, California for research and development, and manufacturing and distribution of water filtration systems. Monthly lease payments are $8,650 for fiscal year 2009, $8,995 for fiscal year 2010, and $9,355 for fiscal year 2011.

Issuance of $1,000,000 in Subordinated Convertible Notes Payable and Related Warrants

On July 29, 2008, the Company completed an offering of $1,000,000 in subordinated debentures to a group of institutional and accredited investors. The notes mature on December 31, 2008, bear an interest at the rate of 12% per annum, and are convertible into shares of Common Stock of the Company at $0.25 per share.

As part of the offering, the Company issued warrants to purchase 3,333,333 shares of Common Stock at $0.30 per share.

Note 16  RESTATEMENT

On December 11, 2007 the Company received a comment letter from the Securities & Exchange Commission. In responding to the comment letter, the Company recalculated the number of shares of Common Stock available for issuance and determined that as of September 30, 2007, the number of shares of Common Stock that would be required to be issued if all of the Company’s convertible securities, including debt securities, options and warrants, were converted or exercised would exceed the number of shares of authorized Common Stock. The difference between the original calculation and the recalculation is illustrated below.

	As
	Originally	As
	Calculated	Recalculated
Authorized shares per Articles of Incorportion	150,000,000	150,000,000
Outstanding shares	(106,635,201)	(106,635,201)
Available shares	43,364,799	43,364,799
Securities convertible or exercisable into common stock shares:
2001 Executive Officers Stock Option Plan	7,343,032	7,034,140
Advisory Board Compensation		11,520,000
2004 Stock Purchase Agreement		1,463,336
Warrants Related to 2004 Stock Purchase Agreement		1,463,336
Warrants Issued for Services		1,010,000
Beneficial Conversion Features	32,009,087	36,606,318
Warrants Related to $1,025,000 of Subordinated Convertible Debentures	2,159,088	2,795,454
	41,511,207	61,892,584

Adjustments to the original calculation included the following:

1.
In 2001, the Company adopted the 2001 Executive Officers Stock Option Plan. The plan has issued options to purchase 7,034,140 shares of Common Stock. The original calculation included options to purchase 7,343,032 shares of Common Stock, an overstatement of 308,892 shares of Common Stock.

2.
On October 1, 2004, the Company formed an advisory board consisting of four members. In exchange for his services, each member was to receive $5,000 monthly from October 1, 2004 to February 22, 2007 (for a total of $576,000 to be paid to all members). Each member, in his sole discretion, was entitled to convert some or all of the cash amount owed to him into shares of Common Stock at the rate of $0.05 per share. If all of the members of the advisory board converted the total amount of cash compensation due to them into shares of Common Stock, the Company would be required to issue 11,520,000 shares. The accrued expense convertible into shares of Common Stock was not included in the original calculation.

3.
Under the terms of a 2004 Stock Purchase Agreement, the Company was to issue 1,463,336 shares of Common Stock to certain investors that had previously remitted funds to the Company from February 9, 2004 to August 25, 2004. The shares were not included in the original calculation.

4.
Under the terms of the 2004 Stock Purchase Agreement, the Company issued warrants to purchase 1,463,336 shares of Common Stock to these investors at an exercise price of $0.03 per share. The warrants were not included in the original calculation.

5.
As of September 30, 2007, the Company had Convertible Notes outstanding totaling $1,861,000 that included embedded beneficial conversion features that allowed for the conversion of the notes into shares of Common Stock at rates between $0.01 and $0.22, and matured between June 2008 and December 2008. The Convertible Notes accrue interest at rates between 8% and 10%, and any accrued but unpaid interest is also convertible into shares of Common Stock. The original calculation of the beneficial conversion feature did not include accrued interest of $209,843 that could be converted into 4,597,231 shares of Common Stock at maturity.

6.
On July 18, 2007 the Company completed an offering of $1,025,000 in principal amount of Subordinated Convertible Debentures (the “Convertible Debentures”) to a group of institutional and accredited investors. As part of this offering the Company issued warrants to purchase 2,795,454 shares of Common Stock at a price of $0.50 per share. The number of warrant shares in the original calculation was 2,159,088.

The Company analyzed the effect of the recalculation on the balance sheet and the statements of operations and cash flows as of September 30, 2007. The analysis and results were as follows:

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

Balance Sheet

On the grant date, the Company applied Financial Accounting Standard Board (SFAS) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 6 to determine if the options were within the scope and definition of a derivative. The options: had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the options were determined to be derivatives. In order to determine how to classify the options, the Company followed the guidance of paragraphs 7 and 8 of Emerging Issues Task Force (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which states that contracts that require settlement in shares are equity instruments. In order to determine the value of the options, the Company applied EITF 00-19, paragraph 9, which states that contracts that require a company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value. In accordance with EITF 00-19, the options were recorded in additional paid-in capital at fair value on the date of issuance.

The Company began the analysis for the restatement by following the guidance of SFAS 133, paragraph 6 to ascertain if the options issued remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the options issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. The Company next applied EITF 00-19, paragraph 10, which states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the Convertible Debentures on July 17, 2007.

In accordance with EITF 00-19, the options were reclassified as of July 17, 2007 from additional paid-in capital to warrant liabilities on the balance sheet, at the fair value of $2,271,879 using the Black Sholes model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and an expected term of 3.67 years.

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the options was $1,926,914 as of September 30, 2007, calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and an expected term of 3.5 years.

The decrease in the fair value of the options was recorded by decreasing warrant liability on the balance sheet by $344,965.

Statement of Operations

Prior to the reclassification, the Company applied EITF 00-19, paragraph 9, which states that subsequent changes in fair value of contracts should not be recognized as long as the contracts continue to be classified as equity. Therefore, changes in the fair value of the options prior to the reclassification were not recorded. Subsequent to reclassifying the contracts as liabilities, the Company again followed the guidance of EITF 00-19, paragraph 9, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

From July 17 to September 30, 2007, the fair value of the options decreased by $344,965. This amount is included in decrease in warrant liability in the other income (expense) section of the statement of operations.

Statement of Cash Flows

The change in the statement of cash flows was the result of the decrease of $344,965 in the fair value the options.

The reclassification of the options from additional paid-in capital to warrant liabilities was a non-cash transaction.

Advisory Board Compensation

On October 1, 2004, the Company formed an advisory board consisting of four members. In exchange for his services, each member was to receive $5,000 monthly from October 1, 2004 to February 22, 2007, for a total of $576,000 to be paid to all members. Each member, in his sole discretion, was entitled to convert some or all of the cash amount owed to him into shares of Common Stock at a rate of $0.05 per share. If all of the members of the advisory board converted the total amount of cash compensation due to them into shares of Common Stock, the Company would be required to issue 11,520,000 shares. The Company determined that: the accrued expense, embedded beneficial conversion features, embedded beneficial conversion feature discount, and related amortization expense were not recorded at the date of issuance or prior to the restatement. No payments have been made to any advisory board members and there has been no conversion by any advisory board members of the accrued liability into shares of Common Stock.

Balance Sheet

The Company began the analysis for the restatement by applying paragraph 6 of SFAS 133 to ascertain if the embedded beneficial conversion features were derivatives at the date of issuance. The embedded beneficial conversion features had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be within the scope and definition of a derivative at the date of issuance. Next, the Company followed the guidance of SFAS 133, paragraph 12, to determine if the embedded beneficial conversion features should be bifurcated from the accrued expense. The Company determined that: the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the accrued expense, the embedded beneficial conversion feature and accrued expense are not remeasured at fair value at each balance sheet date and a separate contract with the same terms would be a derivative pursuant to SFAS 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were bifurcated from the accrued expense to determine the classification and valuation. To determine the classification, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8 which states that contracts that require settlement in shares are equity instruments. To determine the value, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts that require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. The Company next applied EITF 00-19, paragraph 10, which states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the Convertible Debentures on July 17, 2007.

The fair value of the monthly embedded beneficial conversion features was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 2.28% to 5.21%; volatility of 144.19% to 270.5%; dividend yield of 0% and an expected term of 5 years. The sum of the monthly accrued expenses and embedded beneficial conversion features from October 1, 2004 to September 30, 2006, was $480,000 and $210,149, respectively, and considered earned prior to October 1, 2006. Therefore, as of September 30, 2006, $480,000 was recorded to accrued expenses and deficit accumulated during development stage, $210,149 was recorded to beneficial conversion features liability and netted against accrued expenses as a discount, and $49,192 was recorded to accrued expenses and deficit accumulated during development stage for the amortization of the beneficial conversion features discount.

The fair value of the monthly embedded beneficial conversion features was $480,000 as of September 30, 2006, which the Company calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.91%; volatility of 270.5%; dividend yield of 0%; and an expected term of 3.08 to 5 years. The increase in the fair value of the embedded beneficial conversion feature was recorded by increasing beneficial conversion feature liability and deficit accumulated during development stage on the balance sheet by $269,851.

During the year ended September 30, 2007, the Company incurred and recorded to accrued expenses $96,000 for advisory board compensation until February 22, 2007, the date the Company’s Board of Directors terminated the compensation. The fair value of the monthly embedded beneficial conversion features was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.94% to 5.09%; volatility of 268.59% to 277.2%; dividend yield of 0% and an expected term of 5 years. The sum of the embedded beneficial conversion features from October 1, 2006 to February 22, 2007 was $91,956 and was recorded to beneficial conversion features liability and netted against accrued expenses. As of September 30, 2007, total amortization for the beneficial conversion features discount was $106,546 ($49,192 from October 1, 2004 to September 30, 2006, and $57,354 for the year ended September 30, 2007), and was recorded to accrued expenses.

The fair value of the monthly embedded beneficial conversion features was $576,000 as of September 30, 2007, which the Company calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and an expected term of 2.08 to 4.42 years.

The increase in the fair value of the embedded beneficial conversion feature was recorded by increasing beneficial conversion features liability on the balance sheet by $4,044.

Statement of Operations

The Company followed the guidance of EITF 00-19, paragraph 9, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

The increase in the fair value of the beneficial conversion features was $4,044 and included in increase in beneficial conversion feature in the other income (expense) section of the statement of operations.

The amortization expense for the beneficial conversion feature discount was $57,354 and included in general and administrative expenses in the operating expenses section of the statement of operations for the year ended September 30, 2007.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the advisory board compensation accrued expense of $480,000 and $96,000, beneficial conversion features liability of $576,000 and unamortized beneficial conversion features discount of $380,441 on the balance sheet, and change in fair value of the liability of $269,851 and $4,044 and amortization of the beneficial conversion features discount of $49,193 on the statement of operations.

 Warrants Related to 2004 Stock Purchase Agreement

Under the terms of a 2004 Stock Purchase Agreement, the Company issued warrants to purchase 1,463,336 shares of Common Stock at an exercise price of $0.03 which expired between February 9, 2007 and August 25, 2007. The Company determined that the warrants and related expense were not recorded at the date of issuance or prior to the restatement and there has been no exercise of the warrants into shares of Common Stock.

Balance Sheet

The Company followed the guidance of SFAS 133, paragraph 6, to determine if the warrants were within the scope and definition of a derivative at the date of issuance. The warrants had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the warrants were determined to be derivatives at the date of issuance. In order to determine how to classify the warrants, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts which require settlement in shares are equity instruments. In order to determine the value of the options, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the warrants was $24,367 at the date of issuance, which the Company calculated using the Black Sholes model with the following assumptions: risk free rate of return of 1.21% to 2.14%; volatility of 141.91% to 170.27%; dividend yield of 0% and an expected term of 3 years. The warrants were considered an expense prior to October 1, 2006, therefore, $24,367 was recorded to additional paid-in capital and deficit accumulated during development stage.

The Company then applied EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company and the contract is required to be classified as a liability. The Company applied EITF 00-19, paragraph 10, which states that if a classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the Convertible Debentures on July 17, 2007.

In accordance with EITF 00-19, the warrants were reclassified as of July 17, 2007 from additional paid-in capital to warrant liabilities on the balance sheet at the fair value of $70,029, which the Company calculated using the Black Sholes model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and an expected term of .08 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company determined that the fair value of the warrants was $0 as of September 30, 2007, due to their expiration.

The $70,029 decrease in the fair value of the warrants was recorded to warrant liability.

Statement of Operations

Prior to the reclassification, the Company followed EITF 00-19, paragraph 9, which states that subsequent changes in the fair value of contracts should not be recognized as long as the contracts continue to be classified as equity. Therefore, changes in the fair value of the warrants prior to the reclassification were not recorded. Subsequent to reclassifying the warrants as liabilities, the Company again followed EITF 00-19, paragraph 9, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

The change in the fair value of the warrants from July 17, 2007 to September 30, 2007 was $70,029 and is included in decrease in warrant liability in the other income (expense) section of the statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the change in fair value of the warrants of $70,029 on the statement of operations.

The reclassification of the warrants from additional paid-in capital to warrant liability was a non-cash transaction.

Beneficial Conversion Features

As of September 30, 2007, the Company had Convertible Notes outstanding totaling $1,861,000 that were issued between October 17, 2006 and July 17, 2007. The convertible notes included an embedded beneficial conversion feature that allowed the holders of the convertible notes to convert their notes into Common Stock shares at rates between $0.01 and $0.22. The convertible notes mature between June 17, 2008 and December 31, 2008. The convertible notes accrue interest at rates between 8% and 10%, and any accrued but unpaid interest is also convertible by the holder of the convertible notes into shares of Common Stock at the same rate.

Balance Sheet

On the date of issuance, the Company applied SFAS 133, paragraph 6 to determine if the embedded beneficial conversion features were within the scope and definition of a derivative. The embedded beneficial conversion features: had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be derivatives. Next, the Company followed the guidance of SFAS 133, paragraph 12 to determine if the embedded beneficial conversion features should be bifurcated from the convertible notes. The Company determined that: the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the convertible notes; the embedded beneficial conversion feature and convertible notes are not remeasured at fair value at each balance sheet date; and a separate contract with the same terms would be a derivative pursuant to SFAS 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were bifurcated from the convertible notes to determine the classification and valuation. The Company followed the guidance of paragraphs 7 and 8 of EITF 00-19, which state that contracts that require settlement in shares are to be classified as equity instruments. The Company then applied paragraph 9 of EITF 00-19 to determine the value of the embedded beneficial conversion features. Paragraph 9 of EITF 00-19 states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value. Based on the analysis at the date of issuance, the embedded beneficial conversion features were recorded in additional paid-in capital at fair value on the date of issuance.

The fair value of the embedded beneficial conversion features was $1,021,569 computed using the Black Sholes model with the following assumptions: risk free rate of return of 6%; volatility of 122.67% to 195.97%; dividend yield of 0% and an expected term of 1 to 1.5 years. The embedded beneficial conversion features discount was $706,186 as of September 30, 2007, net of amortization of $315,383, prior to the restatement.

The Company began the analysis for the restatement by applying SFAS 133, paragraph 6, to ascertain if the embedded beneficial conversion features remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the embedded beneficial conversion features issued were determined to be within the scope and definition of a derivative. The Company followed the guidance of SFAS 133, paragraph 12, to determine if the embedded beneficial conversion features should be bifurcated from the convertible notes. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were bifurcated from the convertible notes. In order to determine the classification of the embedded conversion features, the Company applied paragraphs 7 and 8 of EITF 00-19. Paragraph 7 states that contracts which require net-cash settlement are liabilities, and paragraph 8 states that contracts which give the counterparty (holders of the convertible notes) a choice of net-cash settlement or settlement in shares are liabilities. Therefore the embedded conversion features were determined to be liabilities. The change in the determination of the classification from equity to a liability was based on the contractual right granted to the holders of the convertible notes to convert the notes to shares of Common Stock. Therefore, share settlement is not controlled by the Company. In order to determine the value of the embedded conversion features, the Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the embedded beneficial conversion features was recalculated and determined to be $1,430,812 at the date of issuance using the Black Sholes model with the following assumptions: risk free rate of return of 2.02% to 5.09%; volatility of 108.5% to 274.86%; dividend yield of 0% and an expected term of 1 to 1.5 years. Based on the recalculation, the embedded beneficial conversion features discount was $779,300 at September 30, 2007, net of amortization of $651,511, subsequent to the restatement.

The increase in the fair value of $409,242 ($1,430,811-$1,021,569) of the embedded beneficial conversion features was recorded to the beneficial conversion features and netted against convertible notes on the balance sheet. The increase in the amortization of the beneficial conversion features discount of $336,129 ($651,511-$315,382) was recorded to convertible notes.

The fair value of the embedded beneficial conversion features was $1,430,812 as of September 30, 2007, which was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0% and an expected term of .58 to 1.25 years.

Statement of Operations

Prior to the reclassification, the Company applied EITF 00-19, paragraph 9 which states that subsequent changes in fair value of contracts are not to be recognized as long as the contracts continue to be classified as equity. Therefore, the Company did not record changes in the fair value of the beneficial conversion features. Subsequent to reclassifying the beneficial conversion features, the Company again followed the guidance of paragraph 9 of EITF 00-19, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities. There was no change in the fair value of the beneficial conversion features from the date of issuance and September 30, 2007.

The increase in the amortization of the beneficial conversion features discount of $336,129 was included in interest expense in the other income (expense) section of the statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the change in the amortization of the beneficial conversion features discounts of $336,129 on the statement of operations.

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

Balance Sheet

On the grant date, the Company applied SFAS 133, paragraph 6 to determine if the warrants were within the scope and definition of a derivative. The warrants: had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the warrants were determined to be derivatives. In order to determine the classification of the warrants, the Company followed the guidance of paragraphs 7 and 8 of EITF 00-19, which state that contracts which require settlement in shares are equity instruments. In order to determine the value of the warrants, the Company followed the guidance of paragraph 9 of EITF 00-19, which states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement are to be initially measured at fair value. In accordance with EITF 00-19, the warrants were recorded in additional paid-in capital at fair value on the date of issuance.

The fair value of the warrants was calculated as $340,583 ($304,259 attributable to the holders of the Convertible Debentures and $36,324 attributable to the placement fee) at the date of issuance prior to the restatement using the Black Sholes model with the following assumptions: risk free rate of return of 6%; volatility of 122.67% to 195.97%; dividend yield of 0% and an expected term of 5 years.

The Company began the analysis for the restatement by applying SFAS 133, paragraph 6 to ascertain if the warrants issued remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the warrants issued were determined to be within the scope and definition of a derivative. In order to determine the classification of the warrants, the Company followed the guidance of paragraph 19 of EITF 00-19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company and the contract is required to be classified as a liability. In order to determine the value of the warrants, the Company followed the guidance of paragraph 9 of EITF 00-19, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

Based on the change in the determination of the classification of the warrants, $340,583 was reclassified from additional paid-in capital to warrant liabilities.

The fair value of the warrants was recalculated and was determined to be $554,249 ($430,189 attributable to the holders of the Convertible Debentures and $124,060 attributable to the placement fee) at the date of issuance calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility of 219.89% to 226.04%; dividend yield of 0% and an expected term of 5 years.

The increase in the fair value of the warrants attributable to the holders of the Convertible Debentures was $125,930 ($430,189-$304,259) and was recorded to warrant liabilities and netted against convertible notes. The increase in the fair value of the warrants attributable to the placement fee was $87,736 ($124,060-$36,324) and was recorded in warrant liability and general and administrative expenses.

Based on the increase in the warrant discount, the amortization of warrant discount increased by $55,179, and was recorded to convertible notes.

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

The decrease in the fair value of the warrants was recorded by decreasing warrant liabilities on the balance sheet by $54,317 ($50,518 attributable to the holders of the Convertible Debentures and $3,799 attributable to the placement fee).

Statement of Operations

The Company followed the guidance of EITF 00-19, paragraph 9, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities. The change in the fair value of the warrants was $54,317 for the year ended September 30, 2007, and recorded in decrease in warrants in the other income (expense) section of the statement of operations.

The increase in the amortization of the warrant discount of $124,961 is included in interest expense in the other income (expense) section of the statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the decrease in the fair value of the warrant liability of $54,317, increase in the amortization of the warrant discount of $55,179 on the balance sheet, and the change in fair value of the warrants at the date of issuance of $87,736 on the statement of operations.

In addition to the analysis of the securities exercisable or convertible into Common Stock, the Company analyzed the classification of general and administrative expenses for the year ended September 30, 2007, and determined that research and development costs of $526,466, a legal settlement of $89,654 and income tax expense of $2,592 were incorrectly classified as general and administrative expenses. See below for the specific line items affected in the statement of operations by the reclassification.

Table 1 shows the effect of each of the changes discussed above on the Company’s balance sheet, statement of operation, statement of equity, and statement of cash flows for the year ended September 30, 2007.

Table 1 - 2007

					Beneficial	Warrants
					Conversion	Related to
					Features	$1,025,000 of
		2001		Warrants	and	Convertible
		Executive		Related to	Beneficial	Bridge Notes
	As	Officers	Advisory	2004 Stock	Conversion	and
	Previously	Option	Board	Purchase	Features	Warrant		As
	Stated	Plan	Compensation	Agreement	Discount	Discount	Reclassifications	Restated
Balance Sheet
Accrued expenses	$1,687,673		$380,441					$2,068,114
Convertible Notes, net	920,337				(73,114)	(70,751)		776,472
Warrant liability	-	1,926,914				499,932		2,426,846
Beneficial conversion
feature liability			576,000		1,430,812			2,006,812
Additional paid-in capital	14,712,527	(2,271,879)	(269,851)	(45,663)	(1,021,569)	(340,583)		10,762,982
Deficit accumulated
during development stage	(17,300,147)	344,965	(686,590)	45,663	(336,129)	(88,598)		(18,020,836)

Statement of Operations (for the
year ended September 30, 2007)
General and administrative	$1,423,347		$153,354			$87,736	$(618,712)	$1,045,725
Research and development	-						526,466	526,466
Interest expense	(550,935)				(336,129)	(55,179)		(942,243)
Decrease in
warrant liability	-	344,965		70,029		54,317		469,311
Increase in
beneficial conversion feature			(4,044)					(4,044)
Legal settlement	-						(89,654)	(89,654)
Income tax expense							2,592	2,592

Statement of Operations (since
inception)
General and administrative	$13,585,568		$250,546	$24,367		$87,736	$(618,712)	$13,329,505
Research and development	1,449,474						526,466	1,975,940
Interest expense	(785,621)				(336,129)	(55,179)		(1,176,929)
Decrease in
warrant liability	-	344,965		70,029		54,317		469,311
Increase in
beneficial conversion feature			(4,044)					(4,044)
Legal settlement	434,603						(89,654)	344,949
Income tax expense	9,900						2,592	12,492

Statement of Cash Flows (for the
year ended September 30, 2007)
Net loss	$(2,001,095)	$344,965	$(157,398)	$70,029	$(336,129)	$(88,598)		$(2,168,226)
Other			(799,044)					(799,044)
Stock based compensation expense-
consultant	84,292					124,697		208,989
Decrease in warrant liability	-	(344,965)		(70,029)		(54,317)		(469,311)
Increase in beneficial conversion
feature liaiblity			4,044					4,044
Accrued expenses	566,278		895,044				(15,376)	1,445,946
Accrual of liquidating damages	-						15,375	15,375

					Beneficial	Warrants
					Conversion	Related to
		2001			Features	$1,025,000 of
		Executive		Warrants	and	Convertible
		Officers		Related to	Beneficial	Bridge Notes
	As	Stock	Advisory	2004 Stock	Conversion	and
	Previously	Option	Board	Purchase	Features	Warrant		As
	Stated	Plan	Compensation	Agreement	Discount	Discount	Reclassifications	Restated

Statement of Cash Flows (since
inception)
Net loss	$(17,030,296)	$344,965	$(956,441)	$45,663	$(336,129)	$(88,598)		$(18,020,836)
Other			(799,044)					(799,044)
Stock based compensation expense-
consultant	2,840,172					124,697		2,964,869
Decrease in warrant liability	-	-		-		-		-
Increase in beneficial conversion
feature liaiblity			-					-
Amoritzation of consulting fees	13,075						(13,075)	-
Increase in warranty liability	-	(344,965)	-	(70,029)		(54,317)		(469,311)
Decrease in other assets	40,370						(40,370)	-
Increase in advances to employees	(512,077)						512,077	-
Decrease in other receivables	3,000						(3,000)	-
Increase in deposits	(104,600)						104,600	-
Other current assets	-						(1,350)	(1,350)
Other assets	-						(104,600)	(104,600)
Accrued expenses	2,021,239						(14,427)	2,006,812
Accrual of liquidating damages							15,375	15,375
Proceeds from issuance of notes	2,318,433						(457,433)	1,861,000
Proceeds from notes payable, related party	-						457,433	457,433
Increase in fair value of beneficial
conversion features discount
at date of issuance					4,044			4,044
Issuance of common stock for cash	7,376,094						10,000	7,386,094
Receipt of cash for stock to be issued	53,900						(10,000)	43,900
								-
								-

Table 2 - 2006

					Beneficial	Warrants
					Conversion	Related to
		2001			Features	$1,025,000 of
		Executive		Warrants	and	Convertible
		Officers		Related to	Beneficial	Bridge Notes
	As	Stock	Advisory	2004 Stock	Conversion	and
	Previously	Option	Board	Purchase	Features	Warrant		As
	Stated	Plan	Compensation	Agreement	Discount	Discount	Reclassifications	Restated
Statement of Operations (for the
year ended September 30, 2006)
General and administrative	$639,259		$274,432					$913,691

Statement of Cash Flows (for the
year ended September 30, 2006)
Net loss	$(774,887)		$(274,432)					$(1,049,319)
Accrued expenses	554,903		274,432					829,335
-

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A CONTROLS AND PROCEDURES

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. We have determined that our financial statements for the annual period ended September 30, 2007 could no longer be relied upon and, as described in Note 14 to the restated financial statements have restated our financial position as of September 30, 2007 and results of operations, changes in stockholders’ equity and cash flows for the year ended September 30, 2007 and the cumulative period from October 3, 1994 (inception) to September 30, 2007. Accordingly, we believe that the restated financial statements, included in this report, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 8B OTHER INFORMATION

None

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below is certain information regarding our directors, executive officers and key personnel.

Name	Age	Position	Director Since

Dr. John H. Foster	60	Chairman of the Board of Directors	2007
Richard H. Papalian	52	Chief Executive Officer and Director	2007
James J. Houtz	69	President and Director	1998
Robert E. McCray	72	Chief Financial Officer and Director	1998
Rodney Anderson	81	Director	2001
David Ross	69	Director	2007
Dr W. Richard Laton	43	Director	2007
Mark S. Maron	51	Special Advisor	N/A

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

ITEM 10 EXECUTIVE COMPENSATION.

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

Name	James J. Houtz President		Robert E. McCray Chief Financial Officer		Joan C. Horowitz Secretary		Total
Fiscal Year	2007	2006	2007	2006	2007	2006	2007	2006

Salary (1)	$172,446	$159,673	$151,200	$144,000	$36,867	$34,136	$360,623	$337,809
Bonus	-				-	-	-	-
Stock Awards	-				-	-	-	-
Option Awards	-				-	-	-	-
Non-Equity Incentive Plan Compensation	-				-	-	-	-
Non-Qualified Deferred Compensation Earnings	-				-	-	-	-
All Other Compensation	20,582	18,711	15,000	7,200	-	-	35,582	25,911
Total	$193,028	$178,384	$166,200	$151,200	$36,867	$34,136	$396,205	$363,720

(1) All amounts shown represent accrued salary. None of the amounts shown have been paid.

The following table sets forth certain information as of September 30, 2007 with respect to options held by the Named Executive Officers. The Company has no outstanding stock appreciation rights, either freestanding or in tandem with options. No options were issued during the past fiscal year.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of September 30, 2007.

Name	James J. Houtz	Robert E. McCray	Joan C. Horowitz	Total
Option Awards:
Number of Securities Underlying Unexercised Options Exercisable	6,171,000	583,200	279,940	7,034,140
Number of Securities Underlying Unexercised Options Unexercisable	-	-	-	-
Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	-	-	-	-
Option Exercise Price	$0.15	$0.15	$0.15	$0.15
Option Expiration Date	April 20, 2011
Stock Awards:
Number of Shares, or Units of Stock that have not Vested	-	-	-	-
Market Value of Shares or Units of Stock that have not Vested	-	-	-	-
Equity Incentive Plan Awards: Number of Unearned Shares, or Units or Other Rights that have not Vested	-	-	-	-
Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, or Units or Other Rights that have not Vested	-	-	-	-

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

Name	Address	Number of Shares	Percentage
E. David Kailbourne	3830 Hillcrest Drive, Brighton, MI 48116	8,473,044	5.6%
Calico Capital Management (2)	767 3rd Avenue, 38th Floor, New York, NY 10017	8,233,025	5.4%
James J. Houtz (1)	2082 Michelson Drive, Suite 306, Irvine, CA 92612	6,268,167	4.1%
Robert E. McCray * (1)	2082 Michelson Drive, Suite 306, Irvine, CA 92612	933,200	0.6%
Joan C. Horowitz *	2082 Michelson Drive, Suite 306, Irvine, CA 92612	346,607	0.2%
Rodney Anderson *	2082 Michelson Drive, Suite 306, Irvine, CA 92612	300,901	0.2%
Dr. John H. Foster *	2082 Michelson Drive, Suite 306, Irvine, CA 92612	150,000	0.1%
David Ross *	2082 Michelson Drive, Suite 306, Irvine, CA 92612	115,000	0.1%
Dr. W. Richard Laton *	2082 Michelson Drive, Suite 306, Irvine, CA 92612	50,000	0.0%
All Directors and Officers as a Group [6 Persons] (1)		8,162,974	5.4%

* Less than 1%
____________________

(1)	Consists principally of shares issuable upon exercise of currently exercisable options.

(2)	A majority of shares issuable upon conversion convertible notes payable.

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

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 13 EXHIBITS

The following exhibits are filed herewith or incorporated by reference:

No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (1)
3.2	Amended and Restated Bylaws of the Company (1)
10.1	Lease between the Company and J. C. Brown Enterprises, dated February 19, 2007 (2)
10.2	Employment Agreement, dated September 30, 2003, between the Registrant and James J. Houtz (2)
10.3	Employment Agreement, dated October 1, 2005 between the Registrant and Robert E. McCray (2)
10.4	Form of Securities Purchase Agreement, dated as of June 18, 2007, between the Company and certain investors (3)
10.5	Form of Convertible Debenture, dated as of June 18, 2007, issued by the Company to certain investors. (3)
10.6	Form of Registration Rights Agreement, dated as of June 18, 2007, between the Company and certain investors (3).
10.7	Form of Warrant, dated as of June 18, 2007, issued by Sionix Corporation to certain investors. (3)
10.8	Lease between the Company and Klein Investments Family Limited Partnership, dated August 30, 2007 (4)
10.9	Share Exchange Agreement, dated November 7, 2007, between the Company and the shareholders of RJ Metals, Inc. (4)
10.10	Employment Agreement, dated December 19, 2007 between the Registrant and Richard H. Papalian (5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on July 15, 2003, and incorporated herein by reference.

(2)	Incorporated by reference from Registrant's Annual Report on Form 10-KSB, filed with the Commission on June 8, 2007, and incorporated herein by reference.

(3)	Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on August 14, 2007, and incorporated herein by reference.

(4)	Incorporated by reference from Registrant's Registration Statement on Form SB-2, filed with the Commission on November 14, 2007, and incorporated herein by reference.

(5)	Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on December 20, 2007, and incorporated herein by reference.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fee Category	Fiscal 2007	Fiscal 2006
Audit fees	$72,250	$30,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$72,250	$30,000

The following is a summary of the fees billed to the Company by Kabani & Company, Inc. for professional services rendered for the fiscal years ended September 30, 2007 and 2006:

Audit Fees consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Kabani & Company, Inc. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2006 or 2005.

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

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

Dated: , 2008

SIONIX, INC.

By:	/s/
James J. Houtz, Chief Executive Officer

By:	/s/
Rodney Anderson, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

(1) Principal Executive Officer

/s/	Chief Executive Officer, President and a Director	, 2008

James J. Houtz

(2) Principal Financial and Accounting Officer

/s/	Chief Financial Officer and a Director	, 2008

Rodney Anderson

(3) Directors

/s/	Director	, 2008

Marcus Woods

/s/	Director	, 2008

John Pavia

/s/	Director	, 2008

Richard Papalian