Form 10-K
period 2008-09-30
SIONIX CORP
filed 2009-01-13
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 002-95626-D

SIONIX CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0428526
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

3880 E. Eagle Drive
Anaheim, California 92807
(Address of principal executive offices)

Registrant’s telephone number, including area code: (714) 678-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
N/A

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of March 31, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was $15,049,212.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of January 7, 2009 was 136,684,616.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements”.  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry.  Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “may,” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Annual Report titled “Risk Factors” as well as the following:

	The current economic crisis in the United States, which may reduce the funds available to businesses and government to purchase our system;

	whether we will be able to raise capital as and when we need it;

	whether our water purification system will generate significant sales;

	our overall ability to successfully compete in our market and our industry; and

	unanticipated increases in development, production or marketing expenses related to our product and our business activities,

and other factors, some of which will be outside our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made.  We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

We design and develop turn-key stand-alone water treatment systems intended for municipalities (both potable and wastewater), industry (both make-up water and wastewater), emergency response, military and small residential communities.  We were initially incorporated in Utah in 1996.  We reincorporated in Nevada in 2003.  As of August 1, 2008, our executive offices and principal operations are located at 3880 E. Eagle Dr., Anaheim, California 92807.  Our telephone number is (714) 678-1000, and our website is located at www.sionix.com.

The Water Purification Industry

INDUSTRY BACKGROUND.  The water purification industry is highly fragmented, consisting of many companies involved in various capacities, including companies that design fully integrated systems for processing millions of gallons of water for municipal, industrial, and commercial applications.  Demand for water purification has continued to grow due to economic expansion, population growth, scarcity of usable water, concerns about water quality and regulatory requirements.  Drinking water, regardless of its source, may contain impurities that can affect the health of those who consume it.  Although municipal agencies and water utilities in the United States are required to provide drinking water that complies with the U.S. Safe Drinking Water Act, the water supplied to homes and businesses from municipalities and utilities may contain high levels of bacteria, toxins, parasites and human and animal-health pharmaceuticals, as well as high levels of chlorine used to eliminate contaminants.  The quality of drinking water outside the United States and other industrialized countries is generally much worse, with high levels of contaminants and often only rudimentary purification systems.  In the industrialized world, water quality is often compromised by pollution, aging municipal water systems, and contaminated wells and surface water.  In addition, the specter of terrorism directed at intentional contamination of water supplies has heightened awareness of the importance of reliable and secure water purification.  The importance of effective water treatment is also critical from an economic standpoint, as health concerns and impure water can impair consumer confidence in food products.  Discharge of impaired waters to the environment can further degrade the earth's water and violate environmental laws, with the possibility of significant fines and penalties from regulatory agencies.

There are over 200,000 public rural water districts in the United States.  The great majority of these are considered small to medium-sized public water systems, which support populations of fewer than 10,000 people.  A substantial portion of these are in violation of the Safe Drinking Water Act at any given time.  This problem is expected to worsen as more stringent EPA rules are implemented for small public water systems.  Substantial expenditures will be needed in coming years for repair, rehabilitation, operation, and maintenance of the water and wastewater treatment infrastructure.  We believe that water districts using conventional sand-anthracite filters will be unable to comply with the Clean Water Act without massive installations of on-site chemical filter aids and disinfection equipment, such as ozone or ultraviolet.  On a worldwide level, water supply issues are viewed by many as the next global crisis; while the quantity of available fresh water is relatively fixed, the world population and demand for clean water is rapidly increasing.

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

EXISTING PURIFICATION SYSTEMS.  Until the early twentieth century, municipal water supplies consisted of flowing water directly from the source to the end user with little or no processing.  In the late 19th and early 20th century, most large municipal water systems instituted a form of filtration called “slow sand filtration” to enhance the clarity and esthetics of delivered waters.  These municipal water filtration systems however were extremely large plants that are typically excavated into the landscape of the facility.  The surface area required for these filters could vary widely depending on the input quality of the water, but generally they require extremely large areas, which are referred to as “footprints”.

In a typical treatment facility, the first step adds to the raw incoming water a substance which causes tiny, sticky particles (called “floc”) to form. Floc attracts dirt and other particles suspended in the water.  This process of coagulation results in the heavy particles of dirt and floc clumping together and falling to the bottom.  These heavier particles form sediment which is siphoned off, leaving the clearer water, which passes on to filtration.  The most common filtration method is known as “slow sand” or sand-anthracite, in which the water flows into large shallow beds and passes down through layers of sand, gravel and charcoal.  The final process is disinfection, which is intended to kill bacteria or other microorganisms left in the water and leave a residual to keep the water safe through the delivery pipes to the customer.  Chlorine is the most commonly employed disinfectant, although chloramine, ozone, and ultraviolet (UV) are also used.

The current trend in water filtration, due to the higher demands for water and the reduction in clean or relatively clean source waters, is to clarify and heavily filter all municipal water supplies.  Smaller municipalities and water districts will also be required to meet the added water quality goals of the larger systems and will require the infrastructure to do so.

While “slow sand” filtration is by far the most common treatment method used in the United States, it has serious drawbacks.  The treatment facilities occupy large tracts of land.  The filtration beds are large, shallow in-ground concrete structures, often hundreds of feet long to accommodate large volumes of water.  The water being filtered must remain in these beds for a comparatively long-time (known as “residence time”) in order for low density materials to settle out.  The sand and charcoal filtering medium rapidly becomes plugged and clogged.  The bed must then be taken off-line and back-flushed, which uses large amounts of water - water which becomes contaminated and is therefore wasted.  Additional settling ponds are necessary to “de-water” this waste by evaporation so that the dried solids may be disposed of in an environmentally safe (but costly) method.

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

Aside from cost and logistical issues, however, there are many pathogens resistant to chlorine or small enough to pass through the existing methods of filtration.  Illnesses such as hepatitis, gastroenteritis and Legionnaire's Disease, as well as increasingly pervasive chemical contaminants, have become more common.  One of the more difficult of these problems is monitoring and providing a barrier against microscopic protozoan parasites such as cryptosporidium (3-4 microns in size) and giardia lamblia oocysts (5-7 microns).  These common organisms exist naturally in the digestive systems of livestock and wild animals, and end up in lakes and streams.  They have caused severe illness in millions of people in the United States.  Conventional “slow sand” water filtration beds, used in most of the nation's public water districts, will not filter out these parasites - the best treatment facilities are only able to remove particles larger than 10-15 microns.

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

Most surface water bodies in the United States, many of which supply drinking water, are contaminated with these organisms.  They are extremely resistant to disinfection, and increasing disinfectant levels in the attempt to kill them creates a new set of problems.  Disinfectants such as chlorine can react with organic matter in the water to form new chemicals known as “disinfection byproducts”.  These byproducts, of which trihalomethanes (THM) are the most common, are thought to be health-threatening and possibly cancer-causing.  The Safe Drinking Water Act regulations address minimum acceptable levels of these byproducts, including THMs.  Therefore, physical removal of the organisms from the water is vitally important to their control.

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

Products and Technology

OUR BUSINESS STRATEGY.  Our business is to develop advanced water treatment technology for public and private potable drinking water systems and wastewater treatment systems, as well as industrial systems, in order to address these issues.  We have initially targeted (1) small to medium public and private water districts that provide communities with drinking water or sewage treatment service and (2) water reclamation systems of commercial-industrial clients that create and dispose of contaminated wastewater.

DISSOLVED AIR FLOTATION.  Dissolved air flotation, or DAF, has been used in water and wastewater treatment for more than eighty years, primarily in Europe.  Some of the first systems installed in the 1920s are still in operation in Scandinavia.  The DAF method involves injecting microscopic bubbles of air under pressure into the water being treated.  The air molecules bond with organic matter in the water, and because of their lightness, the clumps float to the surface, where they are skimmed away.  Over the eight decades this technology has been utilized, various improvements have been made in the technology.  Until recently, it has not been utilized widely in the United States, and is used primarily for wastewater treatment.

SIONIX “ELIXIR” WATER TREATMENT SYSTEMS.  The dissolved air flotation system we developed, which employs patented technology, removes more than 99.95+ percent of the organic particles in water, and provides a barrier against microbial contaminants such as cryptosporidium and giardia lamblia.  Each Elixir Water Treatment System is a self-contained water treatment system or pre-treatment process using ordinary air, with minimal chemical flocculent aids.  Our goal is to provide effective, practical and economical solutions to problems caused by pollution and toxic chemicals that seriously threaten public health and our environment.  Our systems significantly reduce the risk of bacterial or parasitic contamination, particularly cryptosporidium, giardia, and e-coli, with minimal disinfecting by-products.  Our systems are designed for quick installation, easy access for simple maintenance and are cost-effective for even the smallest water utilities or commercial applications.  This technology is designed to support public water treatment plants, sewage treatment plants, water reclamation facilities, commercial air conditioning cooling towers, and emergency water systems for floods, earthquakes and other natural disasters.  Our system occupies a small footprint, is self-contained and portable.

Our Elixir system utilizes and refines DAF technology to provide a pre-treatment process using ordinary oxygen that we believe is highly efficient.  The water is treated by saturating recirculated post-filter water with excess dissolved air, and injecting this excess air in the form of microscopic bubbles in a DAF particle separator.  Pressurized water can hold an excess amount of dissolved air and forms microscopic bubbles when injected into water, which has a lower pressure.  A booster pump recirculates a small amount (approximately 10%) of the post-filtered water through the dissolved air-saturation system.  Oxygen and nitrogen molecules are transferred directly into the recirculated high-pressure water without forming air bubbles.  This method of transferring air into water is 100% efficient, and reduces the amount of energy required to saturate recirculated water with excess dissolved air.  The Elixir provides a denser concentration of white water bubbles.  This process requires less energy than a conventional system, and uses a fraction of the floor space.

Our system can help ordinary filters meet Safe Drinking Water Act regulations and we believe that our system is effective in eliminating potentially cancer-causing disinfection by-product precursors while reducing the risk of bacterial or parasitic contamination, particularly THM, cryptosporidium and giardia.

By significantly reducing turbidity, the Elixir system remediates against disinfection byproducts such as THM.  Used in conjunction with filtration or disinfection technology which may be required by specific raw water conditions, it reduces back-flushing cycle times, thereby lengthening the life of post-DAF equipment.

Each of our systems is completely modular, and we plan to customize each system installation with filtration and disinfection options appropriate for the user.  The entire unit is built into a standard thirty-foot or forty-foot ISO transportable container, making it easy to move by truck, train, plane, helicopter, or ship.  Standard configuration includes a small control and testing laboratory located in the front of the container.  The addition of a generator module makes the system self-powered.  The customer can operate and control the entire system from a remote site via hardwired or wireless communications.  A comprehensive service and maintenance program (which will be part of all equipment leases) includes a standard upgrade path.

A single unit should produce a minimum of 225 gallons of potable water per minute (about 325,000 gallons, or one acre-foot, per day), enough for a community of 2,400 people and its infrastructure - which is about 500-600 homes in the United States.  It is important to note that per capita usage of water in the United States is among the highest in the world.  Two or more units can be ganged together for increased capacity.

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

The Elixir system is assembled in a steel container which is sealed, thus preventing tampering or incursion by bio-terrorism or airborne contaminants. Should catastrophic damage be incurred, a replacement unit may be installed within a few days rather than many months or years with in-ground systems.

Pilot Program-Villa Park Dam

In November 2006 we entered into an oral agreement with the Serrano Water District in Orange County, California to install an Elixir system at the Villa Park Dam (near Anaheim, California) for testing of the system by processing flood water residue behind the dam.  Under our arrangement, scientists and engineers from California State University at Fullerton are coordinating with the Serrano Water District to trace and record the cleaning efficiency for the various contaminants in the water (thought to be iron, manganese and algae) against the flow rate capacity of the Elixir system.  We designed the system placed at the dam site for research purposes.  It contains a variety of sampling sites within the system to extract and test water outside the system, as well as a suite of internal water quality measurement instruments to monitor the cleaning process.

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

In May 2007 we placed an Elixir system at the dam and began processing runoff water.  We began a thorough evaluation of every component in the system during this testing period.  Data are being used to evaluate the baseline water quality to be treated, as part of an ongoing water collection and analysis study of the Elixir water treatment system.  Several testing and research programs to evaluate the treatment system have been implemented and will continue throughout the remainder of 2009.

During the next twenty-four months we plan to continue our testing program and demonstrate the ELIXIR water treatment system to potential clients at the Villa Park Dam under our arrangement with the Serrano Water District.  We believe that this operation will help us market the ELIXIR system.  We plan to use these demonstrations as a model for operation and installation.  Once we have sufficient financing, we plan to engage in promotional activities in connection with the operation of the unit, including media exposure and access to other public agencies and potential private customers.  With the successful operation of the ELIXIR system, we believe we will begin to receive orders for units.  We have demonstrated this unit to over fifty prospective clients.

Marketing and Customers

THE MARKET.  The potable water market includes residential, commercial, and food service customers.  Demand is driven both by consumer desire to improve the taste and quality of their drinking water and by the expanded concern of regulatory agencies.  According to industry analysts, water safety concerns not only contributed to growth in the water filtration market, but also helped drive the growth of consumer bottled water per capital consumption from 1.6 gallons in 1976 to 27.6 gallons in 2006, representing sales of approximately $10.8 billion.

According to industry data, it is estimated that one billion people in the world do not have safe drinking water.  There is significant market potential in Asian, Pacific and Latin American countries, where the quality of drinking water has been found to be severely deficient in several regions.

In the United States, we initially plan to target the established base of small to medium water providers, as well as industrial users (such as the dairy industry, meat and poultry producers, cruise ship operators, food and beverage processors, pharmaceuticals, cooling tower manufacturers and oil and gas producers) and disaster relief agencies with a need for a clean and consistent water supply.  Outside the United States, we plan to market principally to local water systems and international relief organizations.

Our marketing efforts emphasize that our products are easily expandable and upgradable; for example, adding ozone and microfiltration equipment to a DAF unit is similar to adding a new hard drive to a personal computer.  Each piece of equipment comes with state-of-the-art telemetry and wet-chemistry monitoring that expands as the system does.  We plan to provide lease financing for all of our products, not only making it easy for a customer to acquire the equipment, but also guaranteeing that the customer will always have access to any refinements and improvements made to the product.

Pilot study requirements and potential adverse environmental effects can generally be more easily addressed with our prepackaged plant approach.  Our initial approach to the market place is to supply the best of practice process for the largest number of water types encountered.  The following is a brief description of the types of customers we intend to market to:

DOMESTIC WATER UTILITIES.  There are approximately 197,060 public rural water districts in the United States.  The great majority of these are considered small to medium-sized public water systems, which support populations of fewer than 10,000 people.  We believe that the Elixir system can provide a comprehensive solution for these utilities.  It occupies a small footprint and is self-contained and portable.  Equally important, in most cases, it does not require costly and time consuming environmental studies.

INDUSTRIAL WASTEWATER PURIFICATION.  Many industries use water in their manufacturing processes which results in contamination.  This wastewater must be treated and purified before it can be reused or released into the ocean or streams.  Principal markets are pharmaceutical manufacturers, producers of paper products, the dairy industry, and silicon chip manufacturers.  The small footprint, low cost, and predictably efficient output of the Elixir system make it an excellent choice for customers in these markets.

FOOD AND BEVERAGE INDUSTRY.  The production of beer and wine, soft drinks, and food products require water of a specific purity that must be controlled and monitored as part of the production process. The food service industry has an increasing need for consistent global product quality. Food service includes water used for fountain beverages, steam ovens, coffee and tea.

HEALTHCARE INDUSTRY.  Hospitals require clean, uncontaminated water for their normal day-to-day operations.  They also produce contaminated water that may require treatment before being reused or released.  The Elixir system will process waste-water to a specific and controlled purity.  The systems can be used to filter water going into or coming out of use.  In such exacting situations, the customer may be able to reuse contaminated water or ensure decontamination before discharge.

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

MARKETING METHODS.  We plan to market our products through participation in industry groups, selected advertising in specialized publications, trade shows, and direct mail.  Initially we intend to utilize in-house marketing in conjunction with outsourced marketing consultants and national and international distributorships.

Patents

We hold 8 U.S. patents on technology incorporated into the Elixir system and related components, with an additional 2 patents pending.  Our patents cover process, system and waste handling, an automatic backflushing system using air pressure to activate the valves, the ozone mixing system, and the inline wet-chemistry water quality monitoring system.  The extent to which patents provide a commercial advantage, or inhibit the development of competing products, varies.  We also rely on common law concepts of confidentiality and trade secrets.

Competition

Due to the economic barriers created by the investment necessary to tool a manufacturing facility and employ the personnel necessary to develop and sell the equipment, competition in the water purification and filtration industry may grow slowly.  However, our products must compete with water filtration and purification equipment produced by companies that are more established than we are and have significantly greater resources than we have, such as General Electric Co., Siemens Water Technologies and Cuno Incorporated.  We also compete with large architectural/engineering firms that design and build water treatment plants and wastewater facilities and with producers of new technologies for water filtration.  Competitive factors include system effectiveness, operational cost and practicality of application, pilot study requirements and potential adverse environmental effects.  In competing in this marketplace, we have to address the conservative nature of public water agencies and fiscal constraints on the installation of new systems and technologies.  We do not represent a significant presence in the water treatment industry.

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

Additionally, it limited polluting activities near public groundwater wells used as drinking water sources - an acknowledgment of the growing threat to underground water supplies.  It named 83 contaminants and set out a program for adding 25 more every 3 years, as well as specifying the “best available technology” for treating each contaminant.

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

Research and Development

Research and development expenses for the year ended September 30, 2008 were $1,060,933 while research and development expenses for the year ended September 30, 2007 were $526,466.  Research and development consists of fine-tuning the Elixir system for customer requirements, and making adjustments based on testing results.  Our policy is to capitalize only the direct costs associated with tooling for new products.  All other costs, including salaries and wages of employees included in research and development, are expensed as incurred.

Manufacturing and Raw Materials

We established our manufacturing and research and development facility in Anaheim, California to commence production of the ELIXIR water treatment systems.  For those parts to be supplied by outside sources, we plan to specify parts from multiple sources for independence from manufacturers and distributors.  Raw materials to be used will include bronze, brass, cast iron, steel, PVC and plastic, and are available from multiple sources.

Employees

We have nine full-time employees, none of whom are covered by any collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 1A.	RISK FACTORS.

In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

We have never generated any revenues.

We have been in business for more than ten years and never generated any revenues from operations.  We have been in the development stage since inception, and although we have received an order for two water treatment systems, revenue from these systems has not been recognized.  All of our working capital has been generated by sales of securities and loans.

We have a history of operating losses, which may continue.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of $3,872,820 for the year ended September 30, 2008.  As of September 30, 2008 our accumulated deficit was $21,893,656.  We have not achieved profitability on a quarterly or on an annual basis.  We may not be able to generate revenues or reach a level of revenue to achieve profitability.

We do not have sufficient cash to support our operations and we will need to find capital to operate.  If we are unable to raise capital as we need it, we may have to curtail, or even cease, our operations.

We have not recognized any revenues since the inception of our business and we do not have enough cash to support our operations.  Our capital requirements have been and will continue to be significant.  In order to fund shortages of capital, we have borrowed money from our major stockholders and sold our securities.  Our major stockholders are not under any obligation to continue providing loans to us.

We will need to raise additional capital to continue our operations.  If we are unsuccessful in finding financing, we may be required to severely curtail, or even to cease, our operations.

During the 2009 fiscal year, approximately $2 million in debt will become due.  We are not certain that we will have the funds to repay this debt, which could subject us to legal action.  Any such actions would adversely affect our business and financial condition.

By July 2009, approximately $2 million of debt securities that we issued will become due.  We do not currently have the funds to repay this debt and we cannot assure you that we will be able to raise the funds or to renegotiate the terms of the loans.  If we default on these obligations and if our investors refuse to renegotiate the terms of the loans, we may be subjected to lawsuits which would further strain our finances and disrupt our business and would adversely affect our business and financial condition.

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the period ended September 30, 2008 were prepared on a going concern basis.  Our auditors have indicated that our inability to generate revenue raises substantial doubt as to our ability to continue as a going concern.  Through September 30, 2008, we incurred cumulative losses of $21,893,656 including a loss for the year ended September 30, 2008 of $3,872,820.  We have negligible cash flow from operations and our ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance our overhead, research and development activities, and acquisition of production equipment.  We do not know if we will achieve a level of revenues adequate to support our cost and expenses.  In order to meet our basic financial obligations, including rent, salaries, debt service and operations, we plan to seek additional equity or debt financing.  Because of our history and current debt levels, there is considerable doubt that we will be able to obtain financing.  Our ability to meet our cash requirements for the next twelve months depends on our ability to obtain financing.  There is no assurance that we will be able to implement our business plan or continue our operations.

We may be unable to compete successfully in our industry.

Many of our competitors, such as General Electric Co., Cuno Incorporated and Siemens Water Technologies, are large, diversified manufacturing companies with significant expertise in the water quality business and contacts with water utilities and industrial water consumers.  These competitors have significantly greater name recognition and financial and other resources.  We may not be able to compete successfully against them.  We do not represent a significant presence in the water treatment industry.

Our industry is subject to government regulation, which may increase our costs of doing business.

Treatment of domestic drinking water and wastewater is regulated by a number of federal, state and local agencies, including the U.S. Environmental Protection Agency.  The changing regulatory environment, including changes in water quality standards, could adversely affect our business by requiring us to re-engineer our products or invest in new technologies.  This could have a material adverse effect on our business by increasing our costs of doing business.

We may be subject to product liability claims for which we do not have insurance.  If we were required to pay a substantial product liability claim, our business and financial condition would be materially adversely affected.

We, like any other manufacturer of products that are designed to treat food or water that will be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury.  Such claims may include, among others, that our products fail to remove harmful contaminants or bacteria, or that our products introduce other contaminants into the water.  While we intend to obtain product liability insurance, there can be no assurance that such insurance will continue to be available at a reasonable cost, or, if available, will be adequate to cover liabilities.  In the event that we do not have adequate insurance, product liability claims relating to defective products could have a material adverse effect on our business and financial condition.

Our water treatment system and the related technology are unproven and may not achieve widespread market acceptance among our prospective customers. If we are unable to sell our water treatment systems, our business will suffer.

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

We believe that market acceptance of our system will depend on many factors including:

•           the perceived advantages of our system over competing water treatment solutions;

•           the safety and efficacy of our system;

•           the availability of alternative water treatment solutions;

•           the pricing and cost effectiveness of our system;

•           our ability to access businesses and water providers that may use our system;

•           the effectiveness of our sales and marketing efforts;

•           publicity concerning our system and technology or competitive solutions;

•           timeliness in assembling and installing our system on customer sites;

•           our ability to respond to changes in regulations; and

•           our ability to provide effective service and maintenance of our systems to our customers’ satisfaction.

If our system or our technology fails to achieve or maintain market acceptance or if new technologies are introduced by others that are more favorably received than our technology, are more cost effective or otherwise render our technology obsolete, we may not be able to sell our systems.  If we are unable to sell our systems, our business and prospects would suffer.

We must meet evolving customer requirements for water treatment and invest in the development of our water treatment technologies.  If we fail to do this, our business and operations will be adversely affected.

If we are unable to develop or enhance our systems and services to satisfy evolving customer demands, our business, operating results, financial condition and prospects will be harmed significantly.

Failure to protect our intellectual property rights could impair our competitive position.

Our water treatment systems utilize a variety of proprietary rights that are important to our competitive position and success.  Because the intellectual property associated with our technology is evolving and rapidly changing, our current intellectual property rights may not protect us adequately. We rely on a combination of patents, trademarks, trade secrets and contractual restrictions to protect the intellectual property we use in our business.  In addition, we generally enter into confidentiality or license agreements or have confidentiality provisions in agreements with our employees, consultants, strategic partners and customers and control access to, and distribution of, our technology, documentation and other proprietary information.

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

Our business will be dependent upon spending on water treatment systems by utilities, municipalities and other organizations that supply water which, in turn, is often dependent upon residential construction, population growth, continued contamination of water sources and regulatory responses to this contamination.  As a result, demand for our water treatment systems could be impacted adversely by general budgetary constraints on governmental or regulated customers, including government spending cuts, the inability of government entities to issue debt to finance any necessary water treatment projects, difficulty of customers in obtaining necessary permits or changes in regulatory limits associated with the contaminants we seek to address with our water treatment system.  A slowdown of growth in residential and non-residential building would reduce demand for drinking water and for water treatment systems.  The residential and non-residential building markets are generally cyclical, and, historically, down cycles have typically lasted a number of years. Any significant decline in the governmental spending on water treatment systems or residential or non-residential building markets could weaken demand for our systems.

You may have difficulty trading our common stock as there is a limited public market for our shares.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “SINX.” Our common stock is not actively traded and there is a limited public market for our shares. As a result, a shareholder may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock. This severely limits the liquidity of our common stock, and would likely have a material adverse effect on the market price for our common stock and on our ability to raise additional capital. An active public market for shares of our common stock may not develop, or if one should develop, it may not be sustained.

Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock is considered to be a “penny stock” under federal securities laws.  Penny stocks are subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We do not anticipate that we will pay dividends on our common stock any time in the near future.

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

As of September 30, 2008, there were 134,756,213 shares of our common stock outstanding.  In the future, we may be required to issue a total of 81,483,423 shares of common stock if all of our outstanding options, warrants and convertible promissory notes are exercised or converted.  Many of these shares may be issued below the market value of our shares on the date the securities are exercised or converted.  The future issuance of any such additional shares of our common stock or other securities we may issue for raising capital or paying for services may create downward pressure on the trading price of our common stock.  Holders of our common stock will have their holdings diluted as a result of the issuance of additional shares of our common stock.

We have failed to file annual or quarterly reports on a timely basis two times during the past two years.  If we fail to file one more report on a timely basis, the OTCBB will no longer allow our common stock to be quoted.

Section 6530(e)(1) of the FINRA Manual states,

Notwithstanding the foregoing paragraphs, a member shall not be permitted to quote a security if: (A) while quoted on the OTCBB, the issuer of the security has failed to file a complete required annual or quarterly report by the due date for such report (including, if applicable, any extensions permitted by SEC Rule 12b-25) three times in the prior two-year period . . . .

If we fail to file an annual or quarterly report on a timely basis prior to December 31, 2009, the OTCBB will no longer allow our common stock to be quoted.  We cannot assure you that we will be able to file our reports in accordance with the requirements of the OTCBB.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

As a smaller reporting company we are not required to provide this information.

ITEM 2.	PROPERTIES.

As of August 1, 2008, we entered into a 36 month lease for an industrial site consisting of approximately 12,000 square feet of administrative offices and a manufacturing facility.  Monthly lease payments for the period from August 1, 2008 through July 31, 2009 are $8,650 plus common area maintenance charges; monthly lease payments for the period from August 1, 2009 through July 31, 2010 are $8,995 plus common area maintenance charges and monthly lease payments for the period from August 1, 2010 through July 31, 2011 are $9,355 plus common area maintenance charges.  The lease agreement includes an option to extend the lease for an additional 36 months. If the option is exercised, monthly payments over the three year term would be $9,730 plus common area maintenance charges from August 1, 2011 through July 31, 2012, $10,118 plus common area maintenance charges from August 1, 2012 through July 31, 2012, and $10,523 plus common area maintenance charges from August 1, 2013 through July 31, 2014.

ITEM 3.	LEGAL PROCEEDINGS

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the 2008 fiscal year, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCHOLDERMATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board under the symbol “SINX”.  The table below sets forth the range of high and low bid quotes of our common stock for each quarter for the last two fiscal years as reported by the OTC Bulletin Board.  The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2008:
First Quarter	0.300	0.220
Second Quarter	0.245	0.120
Third Quarter	0.355	0.100
Fourth Quarter	0.220	0.130

Fiscal Year Ended September 30, 2007:
First Quarter	0.145	0.035
Second Quarter	0.480	0.095
Third Quarter	0.400	0.200
Fourth Quarter	0.380	0.260

As of January 7, 2008, we had 827 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of September 30, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 2)

Equity Compensation Plan Approved by Stockholders

None

Equity Compensation Plan Not Approved by Stockholders

2001 Executive Officers Stock Option Plan	7,034,140	$0.15	542,540

Recent Issuances of Unregistered Securities

On July 29, 2008, we sold and issued in a private placement (the “Private Placement”) $1,000,000 in aggregate principal amount of our 12% Convertible Debentures (each, a “Debenture”, collectively, the “Debentures”) along with warrants to purchase an aggregate of 1,000,000 shares of our common stock (the “Warrants”).

The Debentures will be convertible into our common stock at a conversion price of $0.25 per share (the “Conversion Price”) from and after such time as we increase our authorized common stock in accordance with applicable federal and state laws, which we plan to do as soon as commercially and legally practicable.  Each Debenture has a maturity date one year from its date of issuance and all outstanding principal and accrued interest of each Debenture will be due and payable on such date unless sooner declared due and payable by the holder upon the occurrence of an event of default.  The Debentures accrue interest at the rate of 12% per year.  In the event that we sell our common stock, or securities convertible into common stock at a conversion price or exercise price less than the Conversion Price (a “Dilutive Issuance”), then the Conversion Price of any then outstanding Debentures will be reduced to equal such lower price, except in connection with certain exempt issuances.  In an event of default under the Debentures, the Conversion Price will be reduced to $0.15 per share.

The Warrants will be exercisable at an exercise price of $0.30 per share from and after such time as we increase our authorized common stock.  The Warrants have a term of five years and may be exercised on a cashless basis at the election of the holder.  In the event of a Dilutive Issuance, the exercise price of the Warrants will be reduced to equal the price of the securities issued in the Dilutive Issuance, except in connection with certain exempt issuances.

From the $1,000,000 gross proceeds of the Private Placement, we paid a placement fee of $120,000 and transaction expenses of $40,000.

The Private Placement was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, inasmuch as the securities were issued to accredited investors only without any form of general solicitation or general advertising.

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS.

General.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto, included elsewhere in this report. Except for the historical information contained in this report, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors including, but not limited to, those discussed in the section of this report titled “Cautionary Factors That May Affect Future Results”, as well as other factors, some of which will be outside of our control.  You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made.  We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

Application of Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during the 2008 fiscal year. Management believes the following critical accounting policies reflect its more significant estimates and assumptions.

Revenue Recognition. Although the Company has yet to complete sales, it plans to follow the guidance provided by SAB 104 for recognition of revenues. The Company does not plan to recognize revenue unless there is persuasive evidence of an arrangement, title and risk of loss has passed to the customer, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. In general, the Company plans to require a deposit from a customer before a unit is fabricated and shipped.  It is the Company's policy to require an arrangement with its customers, either in the form of a written contract or purchase order containing all of the terms and conditions governing the arrangement, prior to the recognition of revenue. Title and risk of loss will generally pass to the customer at the time of delivery of the product to a common carrier. At the time of the transaction, the Company will assess whether the sales price is fixed or determinable and whether or not collection is reasonably assured. If the sales price is not deemed to be fixed or determinable, revenue will be recognized as the amounts become due from the customer. The Company does not plan to offer a right of return on its products and the products will generally not be subject to customer acceptance rights. The Company plans to assess collectability based on a number of factors, including past transaction and collection history with a customer and the creditworthiness of the customer. The Company plans to perform ongoing credit evaluations of its customers' financial condition. If the Company determines that collectability of the sales price is not reasonably assured, revenue recognition will be deferred until such time as collection becomes reasonably assured, which is generally upon receipt of payment from the customer. The Company plan to include shipping and handling costs in revenue and cost of sales.

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

Legal Contingencies. From time to time we may be a defendant in litigation. As required by Financial Accounting Standards Board Statement No. 5  “Accounting for Contingencies” (FAS 5), we are required to determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. Final settlement of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

Warrant Liability. The Company calculates the fair value of warrants and options using the Black Sholes model. Assumptions used in the calculation include the risk free interest rate, volatility of the stock price, and dividend yield. Estimates used in the calculation include the expected term of the warrants or options.

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

We have established our manufacturing facility in Anaheim, California to begin production of the units. Once we have obtained financing we will begin to recruit and hire employees to serve at the facility. We anticipate that most of our capital needs will need to be funded by equity financing until such time that we have received orders for, and deposits with respect to, our products.

Restatement of the Fiscal Year Ended September 30, 2007

On March 21, 2008 the Company received a letter from the Securities and Exchange Commission (the “SEC”) regarding the Company’s Form 10-KSB for the period ended September 30, 2007 and its Form 10-QSB for the period ended December 31, 2007.  In response to the SEC’s letter, the Company restated its financial statements for the fiscal year ended September 30, 2007.  As a result of the restatement, the following adjustments were made to the Company’s financial statements for the fiscal year ended September 30, 2007:

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

Please see Note 17 of our financial statements for a more complete discussion of the restatement.

Results of Operations

Year Ended September 30, 2008 Compared To Year Ended September 30, 2007

Revenues for the fiscal year ended September 30, 2008 and 2007 were zero.  Although we received an order and deposit for two water treatment systems during the 2008 fiscal year, revenue from this order has not been recognized because the units have not been completed and delivered. The Company incurred operating expenses of $8,531,978 during the fiscal year ended September 30, 2008, an increase of $6,928,088 or approximately 432%, as compared to $1,603,890 for the fiscal year ended September 30, 2007.  General and administrative expenses of $7,445,775 during the fiscal year ended September 30, 2008, an increase of $6,400,050 or approximately 612%, as compared to $1,045,725 for the fiscal year ended September 30, 2007, contributed to the significant increase in operating expenses. The increase in general and administrative expenses resulted primarily from options and warrants issued to employees and consultants, finance placement fees for debt issued and personnel costs. Research and development expenses of $1,060,933 during the fiscal year ended September 30, 2008, an increase of $534,467 or approximately 102%, as compared to $526,466 for the fiscal year ended September 30, 2007, also contributed to the increase in operating expenses.  The increase in research and development expenses resulted primarily from additional personnel costs associated with employees hired to continue design and refinement of the ELIXIR water treatment system, and the research and development of the two water treatment systems ordered during the 2008 fiscal year.

Other income (expense) totaled $4,660,058 during the fiscal year ended September 30, 2008, an increase of $5,221,802 or approximately 930%, as compared to $(561,744) for the fiscal year ended September 30, 2007. The Company earned interest income of $7,830 during the fiscal year ended September 30, 2008, an increase of $2,944 or 60%, as compared to $4,886 during the fiscal year ended September 30, 2007.  The Company incurred interest expense of $1,122,188 during the fiscal year ended September 30, 2008, an increase of $179,945 or approximately 19%, as compared to $942,243 for the fiscal year ended September 30, 2007. The  increase in interest expense was due primarily to the issuance of additional debt securities and the amortization of the beneficial conversion features discount and warrant discount of the convertible debt securities during the fiscal year ended September 30, 2008. Decrease in warrant liability was $4,748,929 during the fiscal year ended September 30, 2008, an increase of $4,279,618 or approximately 912%, as compared to $469,311 during the fiscal year ended September 30, 2007. The increase in decrease in warrant liability was due to the decrease in the trading price of the Company’s stock and the decrease in the expected term of the options and warrants. Decrease in beneficial conversion features liability was $1,404,811 during the fiscal year ended September 30, 2008, an increase of $1,408,855 or approximately 34,838%, as compared to $4,044 in increase in beneficial conversion features liability during the fiscal year ended September 30, 2007. The decrease in beneficial conversion features liability was due to the expiration of the expected term of the beneficial conversion feature. During the fiscal year ended September 30, 2008, the Company recorded a loss on settlement of debt and loss on lease termination of $254,309 and $125,015, respectively. There were no comparable expenses recorded during the fiscal year ended September 30, 2007. During the year ended September 30, 2007, the Company recorded an expense in the amount of $89,654 related to the settlement of a legal action.  No comparable expense was recorded during the fiscal year ended September 30, 2008. As a result of these items, the loss for the fiscal year ended September 30, 2008 was $3,872,820, an increase of $1,704,594 or approximately 79% over the loss of $2,168,226 incurred for the fiscal year ended September 30, 2007.

Liquidity and Capital Resources.

The Company had cash and cash equivalents of $1,220,588 and $372,511 at September 30, 2008 and 2007, respectively. The Company’s source of liquidity has been the sale of its securities and deposits received from orders for two water treatment systems. The Company expects to receive additional orders for water treatment systems but if it does not receive additional orders or if these orders do not satisfy its capital needs, the Company expects to sell its securities or obtain loans to meet its capital requirements.  The Company has no binding commitments for financing and, with the exception of the orders it received during the 2008 fiscal year, for the sale of water treatment systems.  There can be no assurance that sales of the Company’s securities or of its water treatment systems, if such sales occur, will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. As of September 30, 2008, a total of $1,018,333 in principal amount of certain promissory notes issued by the Company, plus accrued interest, were due.  The Company has not yet paid the notes and no demand for payment has been made.

Operating Activities

During the fiscal year ended September 30, 2008, the Company used $1,168,775 of cash in operating activities.  Non-cash adjustments included $25,270 for depreciation, $1,164,321 for amortization of warrant and beneficial conversion feature, $254,309 for loss on settlement of debt, $125,015 for loss on lease termination, $114,850 in stock issued for services and rent, and $138,375 for accrual of liquidating damages.  The Company also recorded an increase of $137,545 in current assets, and $28,495 in deposits. Cash provided by operating activities included $101,955 in accounts payable, $887,064 in accrued liabilities, and $1,260,000 in customer deposits. Cash used in operating activities included $4,748,929 for warrant liability and $1,980,812 for beneficial conversion feature liability. Stock based compensation to employees was $1,842,945 and stock based compensation to nonemployees was $3,685,722.

During the fiscal year ended September 30, 2007, the Company used $1,117,861 of cash in operating activities. Non-cash adjustments included $31,699 for depreciation, $833,826 for amortization of warrant and beneficial conversion feature, and $15,375 for accrual of liquidating damages. The Company also recorded an increase of $1,350 in current assets and an increase of $104,600 in deposits. Cash provided by operating activities included $1,445,946 in accrued expenses and $4,044 in beneficial conversion features liability. Cash used in operating activities included $115,209 in accounts payable, and $469,311 in warrant liability. Stock based compensation to nonemployees was $208,989.

Investing Activities

During the fiscal year ended September 30, 2008, the Company acquired property and equipment totaling $96,552, as compared to property acquisitions of $27,772 during the fiscal year ended September 30, 2007.

Financing Activities

Financing activities provided $2,113,404 to the Company during the fiscal year ended September 30, 2008. The Company received $1,425,000 in notes payable, and $750,000 from the issuance of stock. The Company made payments of $19,260 to an officer for a loan payable, $15,000 to a related party for loan payable, and $27,336 on an equity line of credit.

Financing activities provided $1,117,861 to the Company during the fiscal year ended September 30, 2007. The Company received $1,861,000 in notes payable.  The Company made payments of $47,400 to an officer for a loan payable and $300,000 on an equity line of credit

As of September 30, 2008, the Company had an accumulated deficit of $21,893,656. Management anticipates that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

Going Concern Opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2008, the Company has incurred cumulative losses of $21,893,656, including a loss for the year ended September 30, 2008 of $3,872,820. As the Company has limited cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate financing to pay for its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to undertake additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements, which may significantly reduce the amount of cash the Company will have for its operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

The Company expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable, if ever. It expects to incur increasing sales and marketing, research and development and general and administrative expenses. Also, the Company has a substantial amount of short-term debt, which will need to be repaid or refinanced, unless it is converted into equity. As a result, as it begins to generate revenues from operations, those revenues will need to be significant in order to cover current and anticipated expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern unless it is able to obtain substantial additional financing in the short term and generate significant revenues over the long term. If the Company is unable to obtain financing, it would likely discontinue operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SIONIX CORPORATION
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of September 30, 2008 and 2007	F-3

Statements of Operations for the years ended September 30, 2008 and September 30, 2007 and Cumulative from Inception (October 3, 1994) to September 30, 2008	F-4

Statements of Stockholders’ Equity (Deficit) from Inception (October 3, 1994) to September 30, 2008	F-5

Statements of Cash Flows for the years ended September 30, 2008 and September 30, 2007 and Cumulative From Inception (October 3, 1994) to September 30, 2008	F-8

Notes to Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sionix Corporation

We have audited the accompanying balance sheets of Sionix Corporation (a development stage entity) (a Nevada corporation) as of September 30, 2008 and 2007 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2008 and 2007 and for the period from October 3, 1994 (inception) to September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sionix Corporation as of September 30, 2008 and 2007 and the results of its operations and its cash flows for the years ended September 30, 2008 and 2007 and for the period from October 3, 1994 (inception) to September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has deficit accumulated from inception amounting $21,893,656 at September 30, 2008 including a net loss of $3,872,820 incurred in the year ended September 30, 2008. These factors as discussed in Note 15 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 17, the financial statements for the year ended September 30, 2007 have been restated.

Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California.

December 23, 2008

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,
	2008	2007 (Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,220,588	$372,511
Other current assets	138,895	1,350
TOTAL CURRENT ASSETS	1,359,483	373,861

PROPERTY AND EQUIPMENT, net	87,101	40,834

DEPOSITS	33,095	104,600
TOTAL ASSETS	$1,479,679	$519,295

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$259,355	$157,399
Accrued expenses	2,721,970	2,068,114
Customer deposits	1,260,000	-
Liquidated damages liability	153,750	15,375
Notes payable to related parties	114,000	129,000
Notes payable to officers	-	19,260
Equity line of credit	-	27,336
Convertible notes, net	2,041,443	776,472
10% subordinated notes payable, net	400,796	-
Warrant and option liability	3,446,823	2,426,846
Beneficial conversion features liability	26,000	2,006,812
TOTAL CURRENT LIABILITIES	10,424,137	7,626,614

STOCKHOLDERS' DEFICIT
Common Stock (150,000,000 shares authorized; 134,756,213 and 107,117,101 shares issued; 134,274,313 and 106,635,201 shares outstanding respectively)	134,274	106,635
Additional paid-in capital	12,688,495	10,762,982
Shares to be issued	126,429	43,900
Deficit accumulated during development stage	(21,893,656)	(18,020,836)
TOTAL STOCKHOLDERS' DEFICIT	(8,944,458)	(7,107,319)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,479,679	$519,295

The accompanying notes form an integral part of these financial statements.

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Cummulative
			from
			Inception
	For the year ended September 30,	Years Ended September 30,	(October 3, 1994) to
	2008	2007 (Restated)	September 30, 2008

Net revenue	$-	$-	$-

Operating expenses
General and administrative	7,445,775	1,045,725	20,775,280
Research and development	1,060,933	526,466	3,036,873
Depreciation and amortization	25,270	31,699	557,375
Total operating expenses	8,531,978	1,603,890	24,369,528
Loss from Operations	(8,531,978)	(1,603,890)	(24,369,528)

Other income (expense)
Interest income	7,830	4,886	66,373
Interest expense	(1,502,629)	(942,243)	(2,299,117)
Decrease in warrant liability	4,748,929	469,311	5,218,240
Decrease (increase) in beneficial conversion features liability	1,404,811	(4,044)	1,400,767
Impairment of intangibles	-	-	(1,267,278)
Inventory obsolesence	-	-	(365,078)
Legal settlement	-	(89,654)	344,949
Loss on settlement of debt	(254,309)	-	(484,577)
Loss on lease termination	(125,015)	-	(125,015)
Write-off of beneficial conversion feature	380,441		380,441
Total Other Income (Expense)	4,660,058	(561,744)	2,489,264
Loss before income taxes	(3,871,920)	(2,165,634)	(21,880,264)
Income Taxes	900	2,592	13,392
Net Loss	$(3,872,820)	$(2,168,226)	$(21,893,656)

Basic an dilutive loss per share	$(0.03)	$(0.02)

Basic and diluted weighted average nubmer of shares of Common Stock outstanding*	112,419,861	106,207,706

* - Weighted averag diluted number of share are considered the same as the basic weighted average nuimber of shares as the effect is anti-dilutive.

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

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - Continued

								Deficit	Total
	Common Stock		Additional	Stock	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Receivable	Cancelled	Fees	Inception	(Deficit)

Balance at September 30, 2004,
Restated	102,042,286	102,042	13,294,405	43,900	-	-	(13,075)	(14,080,615)	(653,343)
Amortization of consulting fees							13,075		13,075
Net loss for the year ended
September 30, 2005								(722,676)	(722,676)
Balance at September 30, 2005 (Restated),	102,042,286	102,042	13,294,405	43,900	-	-	-	(14,803,291)	(1,362,944)
Net loss for the year ended
September 30, 2006								(1,049,319)	(1,049,319)
Balance at September 30, 2006 (Restated),	102,042,286	102,042	13,294,405	43,900	-	-	-	(15,852,610)	(2,412,263)
Shares issued for services	4,592,915	4,593	80,336						84,929
Reclassification of 2001
Executive Option Plan
as of July 17, 2007			(2,271,879)						(2,271,879)
Reclassification of
beneficial conversion
features liability related to
advisory board
compensation as of July 17, 2007			(269,851)						(269,851)
Reclassification of warrants
related to 2004 stock
purchase agreement
as of July 17, 2007			(70,029)						(70,029)
Net loss for the year ended
September 30, 2007								(2,168,226)	(2,168,226)
Balance at September 30, 2007 (Restated),	106,635,201	106,635	10,762,982	43,900	-	-	-	(18,020,836)	(7,107,319)
Shares issued for services	1,539,750	1,540	254,330						255,870
Shares to be issued for services				126,029					126,029
Shares converted from debt	17,149,359	17,149	886,633						903,782
Shares issued for cash	8,950,003	8,950	784,550	(43,500)					750,000
Net loss for the year ended
September 30, 2008								(3,872,820)	(3,872,820)
Balance at September 30, 2008	134,274,313	$134,274	$12,688,495	$126,429	$-	$-	$-	$(21,893,656)	$(8,944,458)

The accompanying notes form an integral part of these financial statements.

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Cummulative
			from
			Inception
	Years Ended September 30,		(October 3, 1994) to
	2008	2007 (Restated)	September 30,2008

Operating activities:
Net loss	$(3,872,820)	$(2,168,226)	$(21,893,656)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	25,270	31,699	644,292
Amortization of beneficial conversion features discount and
warrant discount	1,164,321	833,826	2,047,339
Stock based compensation expense - employee	1,842,945	-	3,678,902
Stock based compensation expense - nonemployee	3,685,722	208,989	6,650,591
Impairment of assets	-	-	514,755
Write-down of obsolete assets	-	-	38,862
Impairment of intangible assets	-	-	1,117,601
Loss on settlement of debt	254,309	-	384,577
Loss on lease termination	125,015		125,015
Write-off of beneficial conversion feature	(576,000)		(576,000)
Stock issued for services and rent	114,850		114,850
Accrual of liquidating damages	138,375	15,375	153,750
Other	-	(799,044)	(799,044)
(Increase) decrease in assets:
Other current assets	(137,545)	(1,350)	(138,895)
Other assets	(28,495)	(104,600)	(133,095)
Increase (decrease) in liabilities:
Accounts payable	258,119	(115,209)	415,519
Accrued expenses	730,900	1,445,946	2,960,040
Customer deposits	1,260,000	-	1,260,000
Warrant liability	(4,748,929)	(469,311)	(5,218,240)
Beneficial conversion features liability	(1,404,812)	4,044	(1,400,768)
Net cash used in operating activities	(1,168,775)	(1,117,861)	(10,429,683)

Investing activities:
Acquisition of property and equipment	(96,552)	(27,772)	(468,007)
Acquisition of patents	-	-	(154,061)
Net cash used in investing activities	(96,552)	(27,772)	(622,068)

Financing activities:
Payment on notes payable to officer	(19,260)	(47,400)	(218,502)
(Payments on ) proceeds from notes payable, related party	(15,000)	-	442,433
Receipt from (payments to) equity line of credit	(27,336)	(300,000)	428,664
Proceeds from notes payable	1,425,000	1,861,000	3,286,000
Issuance of common stock for cash	750,000	-	8,179,594
Receipt of cash for stock to be issued	-	-	400
Net cash provided by financing activities	2,113,404	1,513,600	12,272,339

Increase in cash and cash equivalents	848,077	367,967	1,220,588

Cash and cash equivalents:
Beginning of period	372,511	4,544
End of period	$1,220,588	$372,511	$1,220,588

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes form an integral part of these financial statements.

Note 1      ORGANIZATION AND DESCRIPTION OF BUSINESS

Sionix Corporation (the "Company") was incorporated in Utah in 1985.  The Company was formed to design, develop, and market automatic water filtration systems primarily for small water districts.

The Company completed its reincorporation as a Nevada corporation effective July 1, 2003. The reincorporation was completed pursuant to an Agreement and Plan of Merger between Sionix Corporation, a Utah corporation ("Sionix Utah") and its wholly-owned Nevada subsidiary, Sionix Corporation ("Sionix Nevada"). Under the merger agreement, Sionix Utah merged with and into Sionix Nevada, and each share of Sionix Utah’s Common Stock was automatically converted into one share of Common Stock, par value $0.001 per share, of Sionix Nevada. The merger was effected by the filing of Articles of Merger, along with the Agreement and Plan of Merger, with the Secretary of State of Nevada.

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

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The cost of additions and improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the assets.

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

ADVERTISING

The cost of advertising is expensed as incurred. Total advertising costs were $105 and $4,555 for the years ended September 30, 2008 and 2007, respectively.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Year Ended September 30,
	2008			2007
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic Earnings Per Share
Net Loss Available to Stockholders	$(3,872,820)	112,419,861	$(0.03)	$(2,168,226)	106,207,706	$(0.02)
Effect of Dilutive Securities	-	-	-	-	-	-

Diluted Earnings Per Share	$(3,872,820)	112,419,861	$(0.03)	$(2,168,226)	106,207,706	$(0.02)

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

CONCENTRATION OF CREDIT RISK

As of September 30, 2008, and during the 2008 fiscal year, the Company had deposits in financial institutions over the federally insured limits of $100,000. The Company does not believe there is any credit risk related to these deposits due to the financial condition of the financial institution.

RECLASSIFICATIONS

Certain items in the prior year financial statements have been reclassified to conform to the current period’s presentation. These reclassifications have no effect on the previously reported net loss.

Note 3      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30:

	2008	2007

Machinery and equipment	$243,712	$213,166
Furniture and fixtures	41,176	24,594
Leasehold improvement	24,408
TOTAL PROPERTY AND EQUIPMENT	309,296	237,760
Less accumulated depreciation	(222,195)	(196,926)

NET PROPERTY AND EQUIPMENT	$87,101	$40,834

Depreciation expenses for fiscal years ended September 30, 2008 and 2007 were $25,270 and $31,699, respectively.

Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

Years

Machinery and equipment	5
Furniture and fixtures	3-5
Leasehold improvements	3

Note 4      ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30:

	2008	2007

Accrued salaries	$1,493,444	$1,381,981
Advisory board compensation	576,000	380,441
Auto allowance accruals	94,408	71,768
Interest payable	272,016	165,770
Other accruals	286,102	68,154

TOTAL ACCRUED EXPENSES	$2,721,970	$2,068,114

Note 5      CUSTOMER DEPOSITS

In May 2008, the Company received an order for two water filtration systems, which required a deposit. The Company is in the design phase of the manufacturing process, and has not recognized any revenue related to these water filtration systems. As of September 30, 2008, customer deposits were $1,260,000.

Note 6      NOTES PAYABLE – RELATED PARTIES

The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes bear interest at rates up to 13% and are due on demand. As of September 30, 2008 and 2007, notes payable amounted to $114,000 and $129,000, respectively. Accrued interest on the notes amounted to $74,482 and $64,548 at September 30, 2008 and 2007, respectively, and is included in accrued expenses. Interest expenses on these notes for the years ended September 30, 2008 and 2007 amounted to $12,718 and $12,850, respectively.

Note 7      NOTES PAYABLE – OFFICERS

Notes payables to officers are unsecured, interest free and due on demand. Proceeds from these notes payable were used to pay ongoing operating expenses. The balance at September 30, 2008 and 2007 was $0 and $19,260, respectively.

Note 8      NOTES PAYABLE UNDER EQUITY LINE OF CREDIT

During the year ended September 30, 2003, the Company received proceeds of $1,307,500 from promissory notes issued to Cornell Capital Partners, LP, net of a 4% fee of $56,000 and $36,500 for escrow and other fees. The Company settled $900,000 in principal amount of the notes by issuing shares of Common Stock during the year ended September 30, 2003. In 2006, the Company entered into a settlement agreement with Cornell Capital Partners, LP to pay the total outstanding principal and accrued interest amount of $327,336; $50,000 was to be paid on or before November 15, 2006, $25,000 was payable per month on the 15th day of each month commencing December 15, 2006, with the balance of $27,336 due and payable on or before October 15, 2007. The Company recorded a loss on settlement of debt of $94,221 for the year ended September 30, 2006. The balance as of September 30, 2007 was $27,336, which was subsequently paid in October 2007.

Note 9      CONVERTIBLE NOTES

Convertible Notes 1

Between October 2006 and February 2007, the Company completed an offering of $750,000 in principal amount of convertible notes, which bear interest at 10% per annum and mature at the earlier of (i) 18 months from the date of issuance (ii) an event of default or (iii) the closing of any equity related financing by the Company in which the gross proceeds are a minimum of $2,500,000. These notes are convertible into shares of the Company’s Common Stock at $0.05 per share or shares of any equity security issued by the Company at a conversion price equal to the price at which such security is sold to any other party. In the event that a registration statement covering the underlying shares was not declared effective within 180 days after the closing, the conversion price was to be reduced by $0.0025 per share for each 30 day period that the effectiveness of the registration statement was delayed but in no case could the conversion price to be reduced below $0.04 per share. As of September 30, 2008 and 2007, the conversion price was $0.04 per share.

SFAS 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be bifurcated from the convertible notes. The Company determined that the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the convertible notes, the embedded beneficial conversion feature and convertible notes are not remeasured at fair value at each balance sheet date, and a separate contract with the same terms would be a derivative pursuant to SFAS 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were bifurcated from the convertible notes. SFAS 133, paragraph 6 was applied to determine if the embedded beneficial conversion features were within the scope and definition of a derivative. The embedded beneficial conversion features had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be derivatives. The terms of the conversion feature only allow the counterparty to convert the notes into shares of common stock. Therefore, EITF 00-19, paragraphs 12-33 were included in the analysis to determine the classification of the conversion feature. The Company included SFAS 150 in the analysis of the convertible notes. SFAS 150 requires three classes of freestanding financial instruments, as defined in paragraphs 8 through 17, to be classified as liabilities. The first class, as defined in paragraph 9, is financial instruments that are mandatorily redeemable financial instruments. There are no terms or conditions that require the Company to unconditionally redeem the convertible notes by transferring assets at a specified or determinable date. The second class, as defined in paragraph 11, is financial instruments that require the repurchase of shares of Common Stock by transferring assets. There are no terms or conditions that require the Company to repurchase shares of Common Stock. The third class, as defined in paragraph 12, is financial instruments that require the issuance of a variable number of shares of Common Stock. There are no terms or conditions that require the Company to issue a variable number of shares of Common Stock. Therefore, the Company concluded that the convertible notes were not within the scope of SFAS 150.

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

As of September 30, 2008, the outstanding principal amount of the convertible notes was $533,333 and there was no unamortized embedded beneficial conversion feature discount. As of August 27, 2008, the convertible notes had matured and the outstanding principal amount of $533,333 and accrued interest of $75,224 were due. The Company has not yet paid the notes and no demand for payment has been made.

As of September 30, 2007, the outstanding principal amount of the convertible notes was $750,000 and the unamortized embedded beneficial conversion feature discount was $290,556, for a net convertible debt of $459,444.

For the year ended September 30, 2008, interest expense was $69,702, and amortization expense for the embedded beneficial conversion feature discount was $290,556, which was included in interest expense in the other income (expense) section of the statement of operations.

For the year ended September 30, 2007, interest expense was $65,718, and amortization expense for the embedded beneficial conversion feature discount was $459,444, which was included in interest expense in the other income (expense) section of the statement of operations.

Calico Capital Management, LLC acted as a financial advisor for Convertible Notes 1 and 2 for the Company and received a fee of $75,000. Southridge Investment Group LLC, Ridgefield, Connecticut (“Southridge) acted as an agent for the Company in arranging the transaction for Convertible Notes 1 and 2. The Company recorded these fees as an expense during the period.

Convertible Notes 2

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

SFAS 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be bifurcated from the convertible notes. The Company determined that the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the convertible notes, the embedded beneficial conversion feature and convertible notes are not remeasured at fair value at each balance sheet date, and a separate contract with the same terms would be a derivative pursuant to SFAS 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were bifurcated from the convertible notes. SFAS 133, paragraph 6 was applied to determine if the embedded beneficial conversion features were within the scope and definition of a derivative. The embedded beneficial conversion features had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be derivatives. The terms of the conversion feature only allow the counterparty to convert the notes into shares of common stock. Therefore, EITF 00-19, paragraphs 12-33 were included in the analysis to determine the classification of the conversion feature. The Company included SFAS 150 in the analysis of the convertible notes. SFAS 150 requires three classes of freestanding financial instruments, as defined in paragraphs 8 through 17, to be classified as liabilities. The first class, as defined in paragraph 9, is financial instruments that are mandatorily redeemable financial instruments. There are no terms or conditions that require the Company to unconditionally redeem the convertible notes by transferring assets at a specified or determinable date. The second class, as defined in paragraph 11, is financial instruments that require the repurchase of shares of Common Stock by transferring assets. There are no terms or conditions that require the Company to repurchase shares of Common Stock. The third class, as defined in paragraph 12, is financial instruments that require the issuance of a variable number of shares of Common Stock. There are no terms or conditions that require the Company to issue a variable number of shares of Common Stock. Therefore, the Company concluded that the convertible notes were not within the scope of SFAS 150.

The fair value of the embedded beneficial conversion features was $86,000 at the date of issuance using the Black Sholes model with the following assumptions: risk free rate of return of 4.96%; volatility of 259.58%; dividend yield of 0% and an expected term of 1.5 years.

Based on the calculation of the fair value of the embedded beneficial conversion feature, the Company allocated $86,000 to the beneficial conversion feature and the beneficial conversion feature discount, and none to the convertible note. The embedded beneficial conversion feature discount is amortized to interest expense over the term of the note, which is $4,778 per month.

As of September 30, 2008, the outstanding principal amount of the convertible notes was $26,000 and the unamortized embedded beneficial conversion feature discount was $2,889, for a net convertible debt of $23,111.

As of September 30, 2007, the outstanding principal amount of the convertible notes was $86,000 and the unamortized embedded beneficial conversion feature discount was $66,889, for a net convertible debt of $19,111.

For the year ended September 30, 2008, interest expense was $8,084, and amortization expense for the embedded beneficial conversion feature discount was $64,000, which was included in interest expense in the other income (expense) section of the statement of operations.

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

Convertible Notes 3

On July 18, 2007, the Company completed an offering of $1,025,000 in principal amount of Subordinated Convertible Debentures to a group of institutional and accredited investors, which bear interest at the rate of 8% per annum, and mature 12 months from the date of issuance. Convertible Notes 3 are convertible into shares of the Company’s Common Stock at an initial conversion rate of $0.22 per share, subject to anti-dilution adjustments. As part of the above offering the Company issued warrants to purchase 2,329,546 shares of Common Stock at an initial exercise price of $0.50 per share. An amendment dated March 13, 2008, reduces the conversion rate of the notes to $0.15 per share, and the exercise price of the warrants to $0.30 per share.

Under the terms of a Registration Rights Agreement signed in conjunction with this offering, the Company is required to file a registration statement under the Securities Act of 1933 in order to register the resale of the shares of Common Stock issuable upon conversion of the  Convertible Notes 3 and the warrant shares (collectively, the "Registrable Securities"). If the Company did not file a registration statement with respect to the Registrable Securities within forty-five days following the closing of the offering, or if the registration statement was not declared effective by the Securities and Exchange Commission within 90 days, then the Company was required to pay to each purchaser damages equal to 1.5% of the purchase price paid by the purchaser for Convertible Notes 3 for each 30 day period that followed these deadlines. The aggregate amount of damages payable by the Company is limited to 15% of the purchase price. The Company had until August 31, 2007 to file the registration statement. The Company recorded $153,750 for the fiscal year ended September 30, 2008, and $15,375 for a period of one month for the fiscal year ended September 30, 2007, as liquidated damages. No derivative liability is recorded as the amount of liquidated damage is fixed with a maximum ceiling.

The Company applied APB 14, paragraph 15 to determine the allocation of the proceeds of the convertible debt, which states that proceeds from the sale of debt with stock purchase warrants should be allocated between the debt and warrants, and paragraph 16 states that the proceeds should be allocated based on the relative fair values of the two securities at the time of issuance.

The fair value of the warrants was $741,371 at the date of issuance calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility of 219.89% to 226.04%; dividend yield of 0% and an expected term of 5 years. As a result, the relative fair value of the warrants was $430,189.

SFAS 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be bifurcated from the convertible notes. The Company determined that the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the convertible notes, the embedded beneficial conversion feature and convertible notes are not remeasured at fair value at each balance sheet date, and a separate contract with the same terms would be a derivative pursuant to SFAS 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were bifurcated from the convertible notes. SFAS 133, paragraph 6 was applied to determine if the embedded beneficial conversion features were within the scope and definition of a derivative. The embedded beneficial conversion features had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be derivatives. The terms of the conversion feature only allow the counterparty to convert the notes into shares of Common Stock. Therefore, EITF 00-19, paragraphs 12-33 were included in the analysis to determine the classification of the conversion feature.  The Company included SFAS 150 in the analysis of the convertible notes. SFAS 150 requires three classes of freestanding financial instruments, as defined in paragraphs 8 through 17, to be classified as liabilities. The first class, as defined in paragraph 9, is financial instruments that are mandatorily redeemable financial instruments. There are no terms or conditions that require the Company to unconditionally redeem the convertible notes by transferring assets at a specified or determinable date. The second class, as defined in paragraph 11, is financial instruments that require the repurchase of shares of Common Stock by transferring assets. There are no terms or conditions that require the Company to repurchase shares of Common Stock. The third class, as defined in paragraph 12, is financial instruments that require the issuance of a variable number of shares of Common Stock. There are no terms or conditions that require the Company to issue a variable number of shares of Common Stock. Therefore, the Company concluded that the convertible notes were not within the scope of SFAS 150.

The fair value of the embedded beneficial conversion features was $594,811 at the date of issuance using the Black Sholes model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility of 219.89% to 226.04%; dividend yield of 0% and an expected term of 1 year.

Southridge acted as the Company’s agent in arranging the transaction, and received a placement fee of $102,500. Southridge also received warrants to purchase 465,909 shares of the Company’s Common Stock on the same terms and conditions as the warrants issued to the purchasers. The Company recorded the placement fees as an expense. The grant date fair value of the warrants amounted to $124,060 and was calculated using the Black-Sholes option pricing model, using the following assumptions: risk free rate of return of 5.01%, volatility of 226.04%, dividend yield of 0% and expected term of five years.

As of September 30, 2008, the outstanding principal amount of the convertible notes was $485,000, there was no unamortized warrant discount or embedded beneficial conversion feature discount, and the number of outstanding warrants was 2,329,546. As of July 16, 2008, the convertible notes had matured and the outstanding principal amount of $485,000 and accrued interest of $67,417 were due. No demand for payment has been made.

As of September 30, 2007, the outstanding principal amount of the convertible notes was $1,025,000, the unamortized warrant discount was $305,228, the unamortized embedded beneficial conversion feature discount was $421,855, for a net convertible debt of $297,917, and the number of outstanding warrants was 2,329,546.

For the year ended September 30, 2008, interest expense was $68,097, amortization expense for the warrant discount was $305,228, which was included in interest expense in the other income (expense) section of the statement of operations, and amortization expense for the beneficial conversion feature discount was $396,543, which was also included in interest expense in the other income (expense) section of the statement of operations.

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

12% SUBORDINATED CONVERTIBLE NOTES

On July 29, 2008, the Company completed an offering of $1,000,000 in principal amount of Subordinated Debentures to a group of institutional and accredited investors.  The 12% Subordinated Convertible Notes mature on July 29, 2009 or sooner if declared due and payable by the holder upon the occurrence of an event of default, and bear interest at the rate of 12% per annum. The Debentures will be convertible into Common Stock at a conversion price of $0.25 per share (the “Conversion Price”) from and after such time as the authorized Common Stock is increased in accordance with applicable federal and state laws. In the event of an offering of Common Stock, or securities convertible into Common Stock, at a price, conversion price or exercise price less than the conversion price (a “dilutive issuance”), then the conversion price of any then outstanding subordinated convertible notes will be reduced to equal such lower price, except in connection with certain exempt issuances.  In an event of default, the conversion price will be reduced to $0.15 per share. As part of the above offering, the Company issued warrants to purchase 3,333,333 shares of Common Stock, which expire five years from the date of grant, are exercisable at an exercise price of $0.30 per share from and after such time as the authorized Common Stock is increased in accordance with applicable federal and state laws, and may be exercised on a cashless basis at the election of the holder.  In the event of a dilutive issuance, the exercise price of the warrants will be reduced to equal the price of the securities issued in the dilutive issuance, except in connection with certain exempt issuances. The note will be converted into 4,000,000 shares of Common Stock at a conversion price of $0.25 per share. These shares were excluded from the earnings per share calculation as effect of dilutive securities is anti-dilutive.

The requirement to increase the number of authorized shares of Common Stock is a condition that has not occurred, is not certain to occur, and is outside the control of the Company. Therefore, the Company has not recognized the related beneficial conversion feature or the warrants related to these notes. If and when this condition does occur, the Company will recognize the beneficial conversion feature and warrants at fair value on the date the number of authorized shares is increased.

Calico Capital Management, LLC acted as a financial advisor for the Company and received a fee of $40,000. LBS Financial Services, LLC acted as an agent for the Company in arranging the transaction and received a fee of $120,000. The Company recorded these fees as an expense during the period.

As of September 30, 2008, the principal outstanding totaled $1,000,000.

For the year ended September 30, 2008, interest expense was $21,041.

Note 10      10% SUBORDINATED NOTES PAYABLE

In January 2008, the Company completed an offering of $425,000 in principal amount of Subordinated Debentures to a group of institutional and accredited investors.  The Subordinated Debentures mature on December 31, 2008, and bear interest at the rate of 10% per annum. As part of the above offering, the Company issued warrants to purchase 850,000 shares of Common Stock, which expire five years from the date of grant.

The Company applied APB 14, paragraphs 15 and 16, to determine the allocation of the proceeds of the convertible debt. Paragraph 15 states that proceeds from the sale of debt with stock purchase warrants should be allocated between the debt and warrants, and paragraph 16 states that the proceeds should be allocated based on the relative fair values of the two securities at the time of issuance.

The grant date fair value of the warrants was determined to be $125,462 which was calculated using the Black-Sholes option pricing model, using the following assumptions: risk free rate of return ranging from 2.64% to 3.26%, volatility ranging from 97.08% to 98.27%, dividend yield of 0% and expected life of six years. As a result, the relative fair value of the warrants was $96,814.

As of September 30, 2008, the principal outstanding totaled $425,000, unamortized warrant discount totaled $24,204, and the net amount of the note payable was $400,796.

For the year ended September 30, 2008, interest expense was $30,362, and amortization expense for the warrant discount was $72,610, which was included in interest expense in the other income (expense) section of the statement of operations.

Note 11      WARRANT LIABILITY

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

On the grant date, the Company applied SFAS 133, paragraph 6 to determine if the options were within the scope and definition of a derivative. The options had one or more underlings, one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the options were determined to be derivatives. In order to determine how to classify the options, the Company followed the guidance of paragraphs 7 and 8 of EITF 00-19, which states that contracts that require settlement in shares are equity instruments. In order to determine the value of the options, the Company applied EITF 00-19, paragraph 9, which states that contracts that require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value. In accordance with EITF 00-19, the options were recorded in additional paid-in capital at fair value on the date of issuance.

In accordance with EITF 00-19, the options were reclassified as of July 17, 2007 from additional paid-in capital to warrant liability on the balance sheet, at the fair value of $2,271,879 using the Black Sholes model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and an expected term of 3.67 years.

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities. The Company analyzed the options as of September 30, 2007 by following the guidance of SFAS 133, paragraph 6 to ascertain if the options issued remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the options issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. The Company next applied EITF 00-19, paragraph 10, which states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the Convertible Debentures on July 17, 2007.

The fair value of the options was $1,926,914 as of September 30, 2007, calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and an expected term of 3.5 years.

The decrease in the fair value of the options was recorded by decreasing warrant liability on the balance sheet by $344,965 for the fiscal year ended September 30, 2007.

The Company analyzed the options as of September 30, 2008 by following the guidance of SFAS 133, paragraph 6 to ascertain if the options issued remained derivatives as of September 30, 2008. All of the criteria in the original analysis were met, and the options issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.  Following this guidance, the Company classified the options as liabilities.

The fair value of the options was $484,440 as of September 30, 2008, calculated using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 2.5 years.

The decrease in the fair value of the options was recorded by decreasing warrant liability on the balance sheet by $1,442,474 for the fiscal year ended September 30, 2008.

Warrants Related to 2004 Stock Purchase Agreement

Under the terms of a 2004 Stock Purchase Agreement, the Company issued warrants to purchase 1,463,336 shares of Common Stock at an exercise price of $0.03 which expired between February 9, 2007 and August 25, 2007.

The Company followed the guidance of SFAS 133, paragraph 6, to determine if the warrants were within the scope and definition of a derivative at the date of issuance. The warrants had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the warrants were determined to be derivatives at the date of issuance. In order to determine how to classify the warrants, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts which require settlement in shares are equity instruments. In order to determine the value of the warrants, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts which require a company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

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

The Company determined that the fair value of the warrants was $0 as of September 30, 2008 and 2007, due to their expiration.

The $70,029 decrease in the fair value of the warrants was recorded to warrant liability.

Warrants Related to Convertible Notes 3

On July 17, 2007 the Company completed an offering of $1,025,000 of Convertible Notes 3 to a group of institutional and accredited investors which included warrants to purchase 2,795,454 shares of Common Stock (2,329,546 shares of Common Stock to holders of the Convertible Notes 3 and 465,908 shares of Common Stock as a placement fee) at an exercise price of $0.50 per share. An amendment dated March 13, 2008 reduces the exercise price of the warrants to $0.30 per share.

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

The fair value of the warrants was $554,249 ($430,189 attributable to the holders of the Convertible Notes 3 and $124,060 attributable to the placement fee) at the date of issuance calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility of 219.89% to 226.04%; dividend yield of 0% and an expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the warrants as of September 30, 2007 by following the guidance of SFAS 133, paragraph 6 to ascertain if the warrants issued remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the warrants issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrants was determined to be $499,932 ($379,672 attributable to the holders of the Convertible Notes 3 and $120,260 attributable to the placement fee) as of September 30, 2007, which was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and an expected term of 4.67 to 4.75 years.

The decrease in the fair value of the warrants for the fiscal year ended September 30, 2007 was recorded by decreasing warrant liabilities on the balance sheet by $54,317 ($50,518 attributable to the holders of the Convertible Notes 3 and $3,799 attributable to the placement fee).

The Company analyzed the warrants as of September 30, 2008 by following the guidance of SFAS 133, paragraph 6 to ascertain if the warrants issued remained derivatives as of September 30, 2008. All of the criteria in the original analysis were met, and the warrants issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrants was determined to be $153,789 ($125,440 attributable to the holders of the Convertible Notes 3 and $28,349 attributable to the placement fee) as of September 30, 2008, which was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 3.67 to 3.75 years.

The decrease in the fair value of the warrants for the fiscal year ended September 30, 2008 was recorded by decreasing warrant liabilities on the balance sheet by $346,143 ($254,232 attributable to the holders of the Convertible Notes 3 and $91,911 attributable to the placement fee).

Warrants Issued to Advisory Board Members

On December 13, 2007, the Company’s Board of Directors approved the issuance of five year warrants to the Company’s three advisory board members to purchase a total of 8,640,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share.

The Company followed the guidance of FASB 133, paragraph 6, to determine if the warrants were within the scope and definition of a derivative at the date of issuance. The warrants had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the warrants were determined to be derivatives at the date of issuance. In order to determine how to classify the warrants, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the warrants, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts which require a company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the warrants was $1,557,705 at the date of issuance and was calculated using the Black Sholes option valuation model with the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yields of 0% and expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the warrants by applying FASB 133, paragraph 6 to ascertain if the warrants remained derivatives as of September 30, 2008. All of the criteria in the original analysis were met, and the warrants issued were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by a company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the warrants was determined to be $620,453 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.17 years.

The decrease in the fair value of the warrants was $937,252 for the year ended September 30, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Option Issued to Director

On December 13, 2007, the Company’s Board of Directors approved the issuance of a five year option to a Company director to purchase a total of 1,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

The Company followed the guidance of FASB 133, paragraph 6, to determine if the option was within the scope and definition of a derivative at the date of issuance. The option had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the option was determined to be a derivative at the date of issuance. In order to determine how to classify the option, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the option, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the option was $171,520 at the date of issuance and was calculated using the Black Sholes option valuation model with the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yields of 0% and expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the option by applying FASB 133, paragraph 6 to ascertain if the option remained a derivative as of September 30, 2008. All of the criteria in the original analysis were met, and the option issued was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the option was determined to be $71,812 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.17 years.

The decrease in the fair value of the option was $99,708 for the year ended September 30, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Option Issued to Former Chief Financial Officer

On December 13, 2007, the Company’s Board of Directors approved the issuance of a five year option to the Chief Financial Officer on that date to purchase a total of 1,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

The Company followed the guidance of FASB 133, paragraph 6, to determine if the option was within the scope and definition of a derivative at the date of issuance. The option had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the option was determined to be a derivative at the date of issuance. In order to determine how to classify the option, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the option, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the option was $171,520 at the date of issuance and was calculated using the Black Sholes option valuation model with the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yields of 0% and expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the option by applying FASB 133, paragraph 6 to ascertain if the option remained a derivative as of September 30, 2008. All of the criteria in the original analysis were met, and the option issued was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the option was determined to be $71,812 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.17 years.

The decrease in the fair value of the option was $99,708 for the year ended September 30, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Option Issued to Former Chief Executive Officer

On December 19, 2007, the Company entered into a one year Employment Agreement with Richard H. Papalian pursuant to which Mr. Papalian had been appointed as the Company’s Chief Executive Officer. As compensation for his services, the Company granted Mr. Papalian a five year option to purchase up to 8,539,312 shares of the Company’s Common Stock at an exercise price of $0.25 per share. As per the terms of the stock option agreement, the right to purchase 340,000 shares of Common Stock is not exercisable until the notes dated June 6, 2007 (Convertible Note 2 as discussed in Note 9 above) are eligible for conversion into shares of Common Stock. These options were not issued from the 2001 Executive Officers Stock Option Plan. On August 14, 2008, Mr. Papalian resigned as the Company’s Chief Executive Officer

On the grant date, the Company applied FASB 133, paragraph 6 to determine if the option was within the scope and definition of a derivative. The option had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the option was determined to be a derivative. In order to determine how to classify the option, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the option, the Company applied EITF 00-19, paragraph 9, which states that contracts that require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the option was $1,448,321 at the date of issuance, which was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 3.26%; volatility of 98.01%; dividend yield of 0%; and an expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the option as of September 30, 2008 by applying FASB 133, paragraph 6 to ascertain if the option issued remained a derivative as of September 30, 2008. All of the criteria in the original analysis were met, and the option issued was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by a company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the option was $613,223 as of September 30, 2008, which was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.17 years.

The decrease in the fair value of the option was $835,098 for the year ended September 30, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

Warrant Issued to Consultant

On December 19, 2007, the Company entered into a one year Consulting Agreement with Mark Maron pursuant to which Mr. Maron has been appointed as Special Adviser to the Company. As compensation for his services, the Company granted Mr. Maron a five year warrant to purchase up to 8,539,312 shares of the Company’s Common Stock at an exercise price of $0.25 per share. As per the terms of the warrant agreement, the right to purchase 340,000 shares of Common Stock is not exercisable until the notes dated June 6, 2007 (Convertible Note 2 as discussed in Note 9 above) are eligible for conversion into shares of Common Stock.  The warrant was not issued from the 2001 Executive Officers Stock Option Plan.

The Company followed the guidance of FASB 133, paragraph 6, to determine if the warrant was within the scope and definition of a derivative at the date of issuance. The warrant had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the warrant was determined to be a derivative at the date of issuance. In order to determine how to classify the warrant, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the warrant, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the warrant was $1,448,321 at the date of issuance and was calculated using the Black Sholes option valuation model with the following assumptions: risk free interest rate of 3.26%, expected volatility of 98.01%, dividend yields of 0% and expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the warrant by applying FASB 133, paragraph 6 to ascertain if the warrant remained a derivative as of September 30, 2008. All of the criteria in the original analysis were met, and the warrant issued was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the warrant was determined to be $613,223 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.17 years.

The decrease in the fair value of the warrant was $835,098 for the year ended September 30, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Warrants Related to 10% Subordinated Debentures

In January 2008, the Company completed an offering of $425,000 in principal amount of Subordinated Debentures to a group of institutional and accredited investors. As part of the above offering, the Company issued warrants to purchase 850,000 shares of Common Stock.

The Company followed the guidance of FASB 133, paragraph 6, to determine if the warrants were within the scope and definition of a derivative at the date of issuance. The warrants had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the warrants were determined to be derivatives at the date of issuance. In order to determine how to classify the warrants, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the warrants, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts which require a company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

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

The Company analyzed the warrants by applying FASB 133, paragraph 6 to ascertain if the warrants remained derivatives as of September 30, 2008. All of the criteria in the original analysis were met, and the warrants issued were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the warrants was determined to be $52,609 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 5.33 years.

The decrease in the fair value of the options was $44,205 for the fiscal year ended September 30, 2008, and recorded by decreasing the warrant liability on the balance sheet.

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

The Company followed the guidance of FASB 133, paragraph 6, to determine if the warrants were within the scope and definition of a derivative at the date of issuance. The warrants had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the warrants were determined to be derivatives at the date of issuance. In order to determine how to classify the warrants, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the warrants, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts which require a company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

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

The Company analyzed the warrants by applying FASB 133, paragraph 6 to ascertain if the warrants remained derivatives as of September 30, 2008. All of the criteria in the original analysis were met, and the warrants were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the warrants was determined to be $468,079 as of September 30, 2008, which was calculated using the Black-Sholes option pricing model, using the following assumptions: risk free rate of return of 1.78%, volatility of 84.94%, dividend yield of 0% and expected term of 2.42 to 2.58 years.

The increase in the fair value of the warrants of $15,397 for the fiscal year ended September 30, 2008 was recorded in decrease in warrant liability in the other income (expense) section of the statement of operations.

Warrant Issued to Legal Consultant

On June 24, 2008, the Company entered into an agreement with its legal counsel, Richardson & Patel, LLP, to issue 600,139 shares of Common Stock and a six year warrant to purchase up to 400,000 shares of Common Stock at an exercise price of $0.15 per share for services previously rendered.

The Company followed the guidance of FASB 133, paragraph 6, to determine if the warrant was within the scope and definition of a derivative at the date of issuance. The warrant had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the warrant was determined to be a derivative at the date of issuance. In order to determine how to classify the warrant, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the warrant, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts which require a company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the warrant was $60,645 at the date of issuance and was calculated using the Black Sholes option valuation model with the following assumptions: risk free interest rate of 2.36%, expected volatility of 74.90%, dividend yields of 0% and expected term of 6 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the warrant by applying FASB 133, paragraph 6 to ascertain if the warrant remained a derivative as of September 30, 2008. All of the criteria in the original analysis were met, and the warrant issued was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the warrant was determined to be $38,802 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 5.75 years.

The decrease in the fair value of the warrant was $21,843 for the year ended September 30, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Warrant Issued to Director (John Pavia)

On July 11, 2008, the Company’s Board of Directors approved the issuance of a five year warrant to a director to purchase a total of 500,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share.

The Company followed the guidance of FASB 133, paragraph 6, to determine if the warrant was within the scope and definition of a derivative at the date of issuance. The warrant had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the warrant was determined to be a derivative at the date of issuance. In order to determine how to classify the warrant, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the warrant, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts which require a company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the warrant was $51,582 at the date of issuance and was calculated using the Black Sholes option valuation model with the following assumptions: risk free interest rate of 2.30%, expected volatility of 71.69%, dividend yields of 0% and expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the warrant by applying FASB 133, paragraph 6 to ascertain if the warrant remained a derivative as of September 30, 2008. All of the criteria in the original analysis were met, and the warrant issued was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the warrant was determined to be $38,759 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.75 years.

The decrease in the fair value of the warrant was $12,823 for the year ended September 30, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Warrant Issued to Director (Marcus Woods)

On July 11, 2008, the Company’s Board of Directors approved the issuance of a five year warrant to a director to purchase a total of 500,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share.

The Company followed the guidance of FASB 133, paragraph 6, to determine if the warrant was within the scope and definition of a derivative at the date of issuance. The warrant had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the warrant was determined to be a derivative at the date of issuance. In order to determine how to classify the warrant, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the warrant, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts which require a company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the warrant was $51,582 at the date of issuance and was calculated using the Black Sholes option valuation model with the following assumptions: risk free interest rate of 2.30%, expected volatility of 71.69%, dividend yields of 0% and expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the warrant by applying FASB 133, paragraph 6 to ascertain if the warrant remained a derivative as of September 30, 2008. All of the criteria in the original analysis were met, and the warrant was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the warrant was determined to be $38,759 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.75 years.

The decrease in the fair value of the warrant was $12,823 for the year ended September 30, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Warrant Issued to Legal Consultant

On July 22, 2008, the Company entered into an agreement with its legal counsel, Richardson & Patel, LLP, to issue 641,000 shares of Common Stock and a six year warrant to purchase up to 641,000 shares of Common Stock at an exercise price of $0.15 per share for services previously rendered.

The Company followed the guidance of FASB 133, paragraph 6, to determine if the warrant was within the scope and definition of a derivative at the date of issuance. The warrant had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the warrant was determined to be a derivative at the date of issuance. In order to determine how to classify the warrant, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the warrant, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts which require a company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the warrant was $82,779 at the date of issuance and was calculated using the Black Sholes option valuation model with the following assumptions: risk free interest rate of 2.27%, expected volatility of 70.18%, dividend yields of 0% and expected term of 6 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the warrant by applying FASB 133, paragraph 6 to ascertain if the warrant remained a derivative as of September 30, 2008. All of the criteria in the original analysis were met, and the warrant issued was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the warrant was determined to be $62,512 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 5.75 years.

The decrease in the fair value of the warrant was $20,267 for the year ended September 30, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Warrant Issued to Advisory Board Member

On September 23, 2008, the Company issued a five year warrant to a member of the Company’s advisory board to purchase 1,500,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share.

The Company followed the guidance of FASB 133, paragraph 6, to determine if the warrant was within the scope and definition of a derivative at the date of issuance. The warrant had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the warrant was determined to be a derivative at the date of issuance. In order to determine how to classify the warrant, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the warrant, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts which require a company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the warrant was $144,641 at the date of issuance and was calculated using the Black Sholes option valuation model with the following assumptions: risk free interest rate of 2.01%, expected volatility of 78.92%, dividend yields of 0% and expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the warrant by applying FASB 133, paragraph 6 to ascertain if the warrant remained a derivative as of September 30, 2008. All of the criteria in the original analysis were met, and the warrant issued was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the warrant was determined to be $118,551 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.83 years.

The decrease in the fair value of the warrant was $26,090 for the year ended September 30, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Note 12      BENEFICIAL CONVERSION FEATURES LIABILITY

Advisory Board Compensation

On October 1, 2004, the Company formed an advisory board consisting of four members. Each member was to receive $5,000 monthly from October 1, 2004 to February 22, 2007, for a total of $576,000. Any portion of this amount is convertible by the advisory board members at any time into shares of Common Stock at a rate of $0.05 per share.

The Company followed the guidance of SFAS 133, paragraph 6 to ascertain if the embedded beneficial conversion features were derivatives at the date of issuance. The embedded beneficial conversion features had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be within the scope and definition of a derivative at the date of issuance. Next, the Company followed the guidance of SFAS 133, paragraph 12, to determine if the embedded beneficial conversion features should be separated from the accrued expense. The Company determined that: the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the accrued expense, the embedded beneficial conversion feature and accrued expense are not remeasured at fair value at each balance sheet date and a separate contract with the same terms would be a derivative pursuant to SFAS 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were separated from the accrued expense to determine the classification and valuation. The Company followed the guidance of EITF 00-19, paragraphs 7 and 8 to determine the classification which states that contracts that require settlement in shares are equity instruments. The Company followed the guidance of EITF 00-19, paragraph 9, to determine the value which states that contracts that require a company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.  The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. The Company next applied EITF 00-19, paragraph 10, which states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the Convertible Debentures on July 17, 2007.

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

On December 13, 2007, the Company’s Board of Directors approved amendments to the agreements with the members of the advisory board. The Company remained liable for the $576,000 of compensation, and granted five year options to purchase a total of 10,140,000 shares of the Company’s Common Stock at an exercise price of $0.25 in consideration of the ability to convert the compensation into the Company’s Common Stock at a rate of $0.05 per share. Therefore, the compensation was not convertible as of September 30, 2008.

Beneficial Conversion Features

The Company issued convertible notes between October 17, 2006, and July 17, 2007 that matured or mature between June 17, 2008 and December 31, 2008, and included embedded beneficial conversion features that allowed the holders of the convertible notes to convert their notes into Common Stock shares at rates between $.01 and $.22. The convertible notes accrue interest at rates between 8% and 10%, and any accrued but unpaid interest is also convertible by the holder of the convertible notes into shares of Common Stock at the same rate.

The Company followed the guidance of SFAS 133, paragraph 6, to ascertain if the embedded beneficial conversion features were derivatives at the date of issue. The embedded beneficial conversion features had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be derivatives. In order to determine the classification of the embedded conversion features, the Company applied paragraph 19 of EITF 00-19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. In order to determine the value of the embedded conversion features, the Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

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

The Company followed the guidance of SFAS 133, paragraph 6, to ascertain if the embedded beneficial conversion features remained derivatives as of September 30, 2008. All of the criteria in the original analysis were met, and the embedded beneficial conversion features issued were determined to be within the scope and definition of a derivative. The Company followed the guidance of SFAS 133, paragraph 12, to determine if the embedded beneficial conversion features should be separated from the convertible notes. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were separated from the convertible notes. In order to determine the classification of the embedded conversion features, the Company applied paragraph 19 of EITF 00-19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. In order to determine the value of the embedded conversion features, the Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the embedded beneficial conversion features was $26,000 as of September 30, 2008, which was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0% and an expected term of .25.

The decrease in the fair value of the embedded beneficial conversion feature was recorded by decreasing beneficial conversion features liability on the balance sheet by $1,404,811.

Note 13 INCOME TAXES

Through September 30, 2008, the Company incurred net operating losses for tax purposes of approximately $21,740,000. The net operating loss carry forward for federal and state purposes may be used to reduce taxable income through the year 2028. The availability of the Company's net operating loss carry forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The gross deferred tax asset balance as of September 30, 2008 is $8,347,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax asset are as follows at September 30:

	2008	2007

Deferred tax asset	$8,347,000	$4,740,000
Less valuation allowance	(8,347,000)	(4,740,000)

	$-	$-

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate are as follows for years ended September 30:

	2008		2007
	Amount	Rate	Amount	Rate

Income tax expense (benefit) at statutory federal rate	$(3,093,000)	-34%	$(819,000)	-34%
State income tax expense (benefit), net of federal income tax	(514,000)	-4%	(136,000)	-6%
Valuation allowance	3,607,000	40%	955,000	40%
	$-	0%	$-	0%

Details of the Company’s deferred tax assets (liabilities) are as follows as of September 30, 2008 and 2007:

	2008	2007

Warrant amortization expense	$155,000	$45,000
Beneficial conversion feature expense	311,000	134,000
Increase in fair market value of warrants	(1,480,000)	(85,000)
Decrease in fair market value of beneficial conversion feature	(562,000)	2,000
Increase in fair market value of stock options	(419,000)	(138,000)
Net operating loss carryforward	10,342,000	4,698,000
Valuation allowance	(8,347,000)	(4,740,000)
	$-	$-

Note 14 STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company has 150,000,000 authorized shares, par value $0 .001 per share.  As of September 30, 2008 and 2007, the Company had 134,756,213 and 107,117,101 shares of Common Stock issued, and 134,274,313 and 106,635,201 shares of Common Stock outstanding, respectively.

During the fiscal year ended September 30, 2008, the Company entered into agreements to issue 1,539,750 shares of Common Stock, valued between $0.21 and $0.22 per share for legal services. The transaction was recorded at the fair market value. All of these shares of Common Stock, with the exception of 600,139, were issued during the 2008 fiscal year. The 600,139 shares of Common Stock, representing $126,029, were issued on October 9, 2008, and included in shares to be issued as of September 30, 2008. Additionally, the Company issued 17,149,359 shares of common stock for $903,782 of converted debt and accrued interest, at conversion prices between $0.01 and $0.19 per share. Lastly, the Company issued 8,950,003 shares of Common Stock, at prices of $0.03 and $0.10 per share for cash. Of the shares of Common Stock issued for cash, 7,500,000 shares were issued between March 2008 and May 2008 at $0.10 per share. The remaining 1,450,003 shares of Common Stock having a value of $0.03 per share were issued to certain investors pursuant to the terms of an offering undertaken by the Company in 2004.

During the fiscal year ended September 30, 2007, the Company issued 3,292,915 shares of Common Stock, valued at $0.01 per share, and 1,300,000 shares of Common Stock valued at $0.04 per share for consulting services. These transactions were recorded at the fair market value.

The Company has not issued 13,333 shares of Common Stock to certain investors pursuant to the terms of an offering undertaken by the Company in 2004. The investment was made and funds deposited into the Company’s bank accounts between February 9, 2004, and August 25, 2004.  The investment has been carried on the Company’s balance sheet in the Stockholders’ Deficit section as “Shares to be Issued”.

STOCK OPTIONS

A summary of the Company’s option activity is listed below:

	Weighted
	Average		Aggregate
	Exercise	Number	Intrinsic
	Price	of Options	Value

Outstanding at October 1, 2006	$0.15	7,034,140	$-
Granted	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2007	0.15	7,034,140	-
Granted	0.25	10,539,312	-
Expired	-	-	-
Forfeited	(0.25)	(5,605,786)	-
Exercised	-	-	-
Outstanding at September 30, 2008	$0.19	11,967,666	$-

Options outstanding as of September 30, 2008:

Exercise	Options	Options	Weighted Average Remaining Contractual	Weighted Average Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable

$0.15 - $0.25	11,967,666	11,967,666	3.19	$0.19	$0.19

	Outstanding		Exercisable		Weighted Average Remaining
Option Holder	Amount	Exercise Price	Amount	Exercise Price	Contractual Life

2001 Executive Officers Stock Option Plan	7,034,140	$0.15	7,034,140	$0.15	2.50
Director	1,000,000	0.25	1,000,000	0.25	4.17
Former Chief Financial Officer	1,000,000	0.25	1,000,000	0.25	4.17
Former Chief Executive Officer	2,933,526	0.25	2,933,526	0.25	4.17

STOCK WARRANTS

A summary of the Company’s warrant activity is listed below:

	Weighted Average Exercise Price	Number of Options	Aggregate Intrinsic Value

Outstanding at October 1, 2006	$0.03	1,463,336	$-
Granted	0.50	2,795,454	-
Expired	(0.03)	(1,463,336)	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2007	0.50	2,795,454	-
Granted	0.20	36,570,312	600,000
Expired	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2008	$0.70	39,365,766	$600,000

Warrants outstanding as of September 30, 2008:

			Weighted Average Remaining	Weighted Average Exercise Price
Exercise Price	Warrants Outstanding	Options Exercisable	Contractual Life	Outstanding	Exercisable

$0.10 - $0.40	39,365,766	39,365,766	3.62	$0.20	$0.20

					Weighted
					Average
	Outstanding		Exercisable		Remaining
Warrant		Exercise		Exercise	Contractual
Holder	Amount	Price	Amount	Price	Life

Convertible Notes 3	2,795,454	$0.30	2,795,454	$0.30	3.70
Advisory Board Members	8,640,000	0.25	8,640,000	0.25	4.17
Consultant	8,539,312	0.25	8,539,312	0.25	4.17
10% Subordinated Notes Payable	850,000	0.40	850,000	0.40	5.33
Stockholders	15,000,000	0.10	15,000,000	0.10	2.52
Richarson & Patel, LLC	400,000	0.15	400,000	0.15	5.67
Director	500,000	0.25	500,000	0.25	4.75
Director	500,000	0.25	500,000	0.25	4.75
Richarson & Patel, LLC	641,000	0.15	641,000	0.15	5.75
Advisory Board Member	1,500,000	0.25	1,500,000	0.25	4.92

Note 15 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2008, the Company has incurred cumulative losses of $21,893,656 including a loss for the year ended September 30, 2008 of $3,872,820. As the Company has no cash flow from operations,  its  ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its cost and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

Management expects an order for 14 additional water treatment systems from the customer who purchased two water treatment systems. Additionally, management will continue to identify new markets and demonstrate the water treatment unit to potential customers. Management will closely monitor and evaluate expenses to identify opportunities to reduce operating expenses.

Note 16 COMMITMENTS

On February 19, 2007 the Company entered into a two year lease agreement beginning March 1, 2007. According to the terms of the agreement, at the beginning of each lease year, the then most recently published Consumer Price Index (CPI) figure shall be determined and the monthly rental payable for the succeeding lease year will be calculated. The future aggregate minimum annual lease payments arising from the lease agreement are as follows.

For the Year Ended September 30,
2009	$23,000

Total rent expense under the operating lease was approximately $55,200 for the year ended September 30, 2008.

As of August 1, 2008, we entered into a 36 month lease for an industrial site consisting of approximately 12,000 square feet of administrative offices and a manufacturing facility.  Monthly lease payments for the period from August 1, 2008 through July 31, 2009 are $8,650 plus common area maintenance charges; monthly lease payments for the period from August 1, 2009 through July 31, 2010 are $8,995 plus common area maintenance charges and monthly lease payments for the period from August 1, 2010 through July 31, 2011 are $9,355 plus common area maintenance charges.  The lease agreement includes an option to extend the lease for an additional 36 months. If the option is exercised, monthly payments over the three year term would be $9,730 plus common are maintenance charges from August 1, 2011 through July 31, 2012, $10,118 plus common area maintenance charges from August 1, 2012 through July 31, 2012, and $10,523 plus common area maintenance charges from August 1, 2013 through July 31, 2014. The future aggregate minimum annual lease payments arising from this lease agreement are as follows.

For the Year Ended September 30,
2009	$104,490
2010	108,660
2011	93,550

Total rent expense under the operating lease was approximately $18,470 for the year ended September 30, 2008.

Note 17 RESTATEMENT

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

	As Previously Stated	2001 Executive Officers Option Plan	Advisory Board Compensation	Warrants Related to 2004 Stock Purchase Agreement	Beneficial Conversion Features and Beneficial Conversion Features Discount	Warrants Related to $ 1,025,000 of Convertible Bridge Notes and Warrant Discount	Reclassifications	As Restated
Balance Sheet
Accrued expenses	$1,687,673		$380,441					$2,068,114
Convertible Notes, net	920,337				(73,114)	(70,751)		776,472
Warrant liability		1,926,914				499,932		2,426,846
Beneficial conversion feature liability			576,000		1,430,812			2,006,812
Additional paid-in capital	14,712,527	(2,271,879)	(269,851)	(45,663)	(1,021,569)	(340,583)		10,762,982
Deficit accumulated during development stage	(17,300,147)	344,965	(686,590)	45,663	(336,129)	(88,598)		(18,020,836)

Statement of Operations for the year ended September 30, 2007
General and administrative	$1,423,347		$153,354			$87,736	$(618,712)	$1,045,725
Research and development	-						526,466	526,466
Interest expense	(550,935)				(336,129)	(55,179)		(942,243)
Decrease in warrant liability	-	344,965		70,029		54,317		469,311
Increase in beneficial conversion feature			(4,044)					(4,044)
Legal settlement	-						(89,654)	(89,654)
Income tax expense							2,592	2,592
Basic and diluted loss per share	0.02							0.02

Statement of Cash Flows for the year ended September 30, 2007
Net loss	$(2,001,095)	$344,965	$(157,398)	$70,029	$(336,129)	$(88,598)		$(2,168,226)
Other			(799,044)					(799,044)
Stock based compensation expense-consultant	84,292					124,697		208,989
Decrease in warrant liability	-	(344,965)		(70,029)		(54,317)		(469,311)
Increase in beneficial conversion feature liaiblity			4,044					4,044
Accrued expenses	566,278		895,044				(15,376)	1,445,946
Accrual of liquidating damages	-						15,375	15,375

Note 18 SUPPLEMENTAL CASH FLOW INFORMATION

The Company had the following noncash transactions.

The Company issued 17,149,359 shares of Common Stock for the conversion of notes payable and related accrued interest of $903,782.

The Company issued 1,539,750 shares of Common Stock for legal services of $255,870. In addition, the Company agreed to issue 600,139 shares of Common stock for legal services of $126,029, which is included in shares to be issued on the balance sheet.

Note 19 SUBSEQUENT EVENTS

On October 14, 2008, the Company entered into an agreement to purchase machinery and equipment from RJ Metals Co. for $125,000. The Company issued a total of 833,334 shares of Common Stock to three employees at $0.15 per share as consideration for the purchase.

On November 11, 2008, the Company entered into a termination, separation, and release agreement with Mr. Richard Papalian, who resigned as the Company’s Chief Executive Officer on August 14, 2008. Under the terms of the separation agreement Mr. Papalian retained a five year option granted on December 19, 2007 to purchase 2,933,536 shares of Common Stock at an exercise price of $0.25 per share, and received a five year option to purchase up to 3,500,000 shares of Common Stock at an exercise price of $0.15 per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses in our disclosure controls and procedures:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

3.           We do not have review and supervision procedures for financial reporting functions. The review and supervision function of internal control relates to the accuracy of financial information reported. The failure to review and supervise could allow the reporting of inaccurate or incomplete financial information. Due to our size and nature, review and supervision may not always be possible or economically possible.  Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

We have retained the services of personnel with experience in financial reporting to assist us with the process of implementing internal controls to remediate these material weaknesses. Written documentation of the internal controls of financial reporting will be prepared after our material weaknesses have been eliminated and our disclosure controls and procedures are effective.

We anticipate that our internal controls will be implemented, tested, deficiencies remediated and documented by September 30, 2009.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

-  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of September 30, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of written documentation of internal control policies and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) lack of review and supervision over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2008.

Management believes that the lack of documentation of internal controls did not have an effect on our financial results.  However, management believes that the lack of segregation of duties, and a lack of review and supervision of reporting could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Changes in Internal Control over Financial Reporting

During the year ended September 30, 2008, the Company has retained a consultant and hired personnel with financial reporting expertise to oversee and prepare the Company’s financial reporting, The changes made by these individuals to our internal control over financial reporting included the following:

•	Timely filing of reporting information.
•	Review of financial reporting information by personnel with sufficient experience.
•	Proper application of generally accepted accounting principles.

ITEM 9B.	OTHER INFORMATION.

As of August 1, 2008, the Company entered into a 36 month lease for an industrial site consisting of administrative offices and a manufacturing facility.  The address of the facility is 3880 East Eagle Drive, Anaheim, California 92807 and our telephone number at that address is (714) 678-1000.  Monthly lease payments are $8,650 plus common area maintenance charges from August 1, 2008 through July 31, 2009, $8,995 plus common area maintenance charges from August 1, 2009 through July 31, 2010, and $9,355 plus common area maintenance charges from August 1, 2010 through July 31, 2011.  The lease agreement includes an option to extend the lease for an additional 36 months. If the option is exercised, monthly payments would be $9,730 plus common area maintenance charges from August 1, 2011 through July 31, 2012, $10,118 plus common area maintenance charges from August 1, 2012 through July 31, 2012, and $10,523 plus common area maintenance charges from August 1, 2013 through July 31, 2014.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is certain information regarding our directors, executive officers and key personnel.  There are no family relationships among our executive officers and directors.  A director holds office until the annual shareholder meeting for the year in which his term expires and until his successor is elected and qualified.

Name	Age	Position	Director Since

James J. Houtz	69	President Chief Executive Officer and Director	1998
Rodney Anderson	81	Interim Chief Financial Officer and Director	2001
Marcus Woods	61	Director	2008
John Pavia		Director	2007

James J. Houtz.  Mr. Houtz has been our president, chief operating officer and a director since March 1998 and on August 14, 2008 was appointed as our chief executive officer.

Rodney Anderson.  From 1982 to 2007, Mr. Anderson was president and a principal shareholder of RJ Metal Co., a manufacturer of hardware supplying the U.S. defense industry and Sionix.  At RJ Metal Co., Mr. Anderson was responsible for accounting and financial reporting functions, in addition to his executive duties.  He has served on our Board of Directors since 2001 and he was appointed as our interim Chief Financial Officer on October 15, 2008.

Marcus Woods.  Mr. Woods served as a financial reporting consultant to us from January 2008 to October 2008 and has served as one of our directors since May 2008.  Mr. Woods also serves as a senior advisor to Clarion Consulting, a retail real estate consulting firm headquartered in Irvine, California.  Mr. Woods began his career with Ernst & Young in September 1970, leaving the firm after eight years to co-found his own public accounting firm.  He specializes in re-organization and re-engineering projects and has significant experience with financial modeling, analyzing management information systems, computerizing manual systems, and many other aspects of operations management.  Mr. Woods is the former president and chief executive officer of D&L Airflow Solutions, a fabricator of sheet metal products for the HVAC industry, where he served from 1999 to 2003, and the former chief financial officer of Surterre Properties, Inc., where he served from November 2005 to September 2007.  Mr. Woods earned a Bachelor of Science degree in accounting from San Jose State University.

John Pavia.  Mr. Pavia joined our board in July 2008.  He is the founding partner and Executive Managing Director of Siena Lane Partners, LLC, an advisory group that assists small and medium sized companies with devising and implementing growth strategies.  He has served in this role since October 2006.  Mr. Pavia also serves as general counsel to several companies including IPT, LLC, a national facilities management company, BeenVerified, LLC and OneWayLimo.com, Inc., and he sits on the board of directors of RedRoller Holdings, Inc., a publicly traded company.  From 2002 to 2006, Mr. Pavia served as vice president, deputy general counsel and assistant secretary of RR Donnelley & Sons after joining the management team that took control of Moore Corporation Ltd. in late 2000.  Mr. Pavia still serves as a consultant to the chief executive officer of RR Donnelley & Sons providing advice and assistance on federal government affairs.  Mr. Pavia attended American University School of Law and later clerked for U.S. District Judge Robert Zampano.  He served as an Assistant District Attorney in Brooklyn from 1992 to 1995 and later became a partner at the law firm of Levy & Droney, where he worked from 1995 to 1999.  Mr. Pavia has been associated with Quinnipiac University School of Law since 1990 as an adjunct professor.

None of our directors or executive officers has, during the past five years,

•
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

•	been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director Compensation

The following table sets forth certain information concerning compensation granted to our directors during the 2008 fiscal year.  No options were exercised by our directors during the last fiscal year.

Name	Fees Earned or Paid in Cash	Stock Awards	Warrant/ Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation	Other	Total

James J. Houtz	$-	$-	$-	$-	$-	$-	$-
Rodney Anderson	-	-	171,520	-	-	-	171,520	(1)
Marcus Woods	-	-	51,582	-	-	-	51,582	(2)
John Pavia	-	-	51,582	-	-	-	51,582	(3)

(1) The value of this award was computed using the Black Scholes Option Pricing Model using the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yields of 0% and expected term of 5 years.
(2) The value of this award was computed using the Black Scholes Option Pricing Model using the following assumptions: risk free interest rate of 2.30%, expected volatility of 71.69%, dividend yields of 0% and expected term of 5 years.
(3) The value of this award was computed using the Black Scholes Option Pricing Model using the following assumptions: risk free interest rate of 2.30%, expected volatility of 71.69%, dividend yields of 0% and expected term of 5 years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder require our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the 2008 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

Name and Title	Form	Transactions

John Pavia, director	3/4
Mr. Pavia was appointed to the board of directors on July 7, 2008.  Mr. Pavia has not filed a form 3 disclosing his securities holdings on the date of his appointment.  Mr. Pavia also failed to file a form 4 disclosing the grant of an option to purchase 500,000 shares of our common stock that was made on July 11, 2008.

Rodney Anderson, Chief Financial Officer and director	4	Mr. Anderson failed to file a form 4 disclosing the grant of an option to purchase 1,000,000 shares of common stock that was made on December 13, 2007.

Marc Woods, director	3/4
Mr. Woods was appointed as a director on May 5, 2008.  Mr. Woods has not filed a form 3 disclosing his securities holdings on the date of his appointment. Mr. Woods also failed to file a form 4 to disclose the grant of an option to purchase 500,000  shares of common stock that was made on July 11, 2008.

Dr. John H. Foster, former director	4	Dr. Foster failed to file a form 4 disclosing an option we granted to him on February 21, 2008 for the purchase of 2,880,000 shares of our common stock.

Dr. Richard Laton, former director	4	Dr. Laton failed to file a form 4 disclosing an option we granted to him on February 21, 2008 for the purchase of 2,880,000 shares of our common stock.

Code of Ethics

The Company had not adopted a code of ethics as of September 30, 2008, however, a draft code of ethics has been prepared and is being reviewed by management.  The Company expects that a code of ethics will be adopted during the 2009 fiscal year.

Corporate Governance

Our board of directors does not have an audit committee, a compensation committee or a nominating committee.

We have not adopted any procedures by which our security holders may recommend nominees to our board of directors and that has not changed during this fiscal year.

With the exception of Marcus Woods, none of the members of our board of directors qualifies as an “audit committee financial expert”, as defined by Item 407 of Regulation S-K promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table and discussion sets forth information with respect to all compensation awarded to, earned by or paid to our chief executive officer and up to four of our executive officers whose annual salary and bonus exceeded $100,000 during our last two completed fiscal years (collectively referred to in this discussion as the “named executive officers”).  Robert McCray resigned as our chief financial officer on March 24, 2008, Richard Papalian resigned as our Chief Executive Officer on August 14, 2008 and subsequent to the 2008 fiscal year, on October 15, 2008, Marcus Woods separated from service as chief financial officer.

Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Incentive Plan Compensation	Deferred Compensation	Other	Total

James J. Houtz	2008	$186,242	$-	$-	$-	$-	$-	$22,641	$208,883
Chief Executive Officer	2007	172,446	-	-	-	-	-	20,582	193,028	(1)(2)
President

Robert McCray	2008	26,400	-	-	171,520	-	-	-	197,920	(3)(4)
former Chief Financial Officer	2007	151,200	-	-		-	-	-	151,200

Richard Papalian	2008	-	-	-	1,448,321	-	-	-	1,448,321	(5)
former Chief Executive Officer	2007	-	-	-	-	-	-	-	-

Marcus Woods	2008	35,000	-	-	51,582	-	-	-	86,582	(6)(7)
former Chief Financial Officer	2007	-	-	-	-	-	-	-	-

(1) This amount was accrued but has not been paid.
(2) Other compensation is for automobile allowance.
(3) The value of the option was computed using the Black Scholes Option Pricing Model using the following assumptions: risk free interest rate of 3.22%; expected volatility of 99.86%; dividend yields of 0%; and expected term of 5 years.
(4) Robert McCray resigned as Chief Financial Officer on March 24, 2008. There were salary payments subsequent to the resignation.
(5) The value of the option was computed using the Black Scholes Option Pricing Model using the following assumptions: risk free interest rate of 3.26%; expected volatility of 98.01%; dividend yields of 0%; and expected term of 5 years. On November 11, 2008 we entered into an agreement with Mr. Papalian as part of his separation from service. Pursuant to the agreement, he agreed to forfeit 5,605,786 option shares.
(6) Marcus Woods was Chief Financial Officer from August 2008 to October 2008.
(7) The value of the option was computed using the Black Scholes Option Pricing Model using the following assumptions: risk free interest rate of 2.30%; expected volatility of 71.69%; dividend yields of 0%; and expected term of 5 years.

We have not had the resources to pay cash salaries to our executive officers.  On occasion, in lieu of cash, we have paid our executive officers with awards of stock options.  For example, during the 2008 fiscal year we granted an option to purchase 8,539,312 shares of our common stock to Richard Papalian in lieu of a cash salary.

When we are able to do so, our plan is to implement a compensation program consisting of base salary, bonuses and awards of stock options or, possibly, restricted stock.  We believe that a combination of cash and common stock or options will allow us to attract and retain the services of the individuals who will help us achieve our business objectives, thereby increasing value for our shareholders.  We grant options or restricted stock because we believe that share ownership by our employees is an effective method to deliver superior stockholder returns by increasing the alignment between the interests of our employees and our shareholders. No employee is required to own common stock in our company.

In setting the compensation for our officers, we look primarily at the person’s responsibilities, at salaries paid to others in businesses comparable to ours, at the person’s experience and at our ability to replace the individual.  We expect the salaries of our executive officers to remain relatively constant unless the person’s responsibilities are materially changed.  During the 2007 and 2008 fiscal years, we have accrued salaries for our executive officers.  It is not likely that we will be able to pay these salaries until we begin to generate cash from sales of our products or we arrange financing that will permit us to pay some or all of the amounts outstanding.

We also expect that we may pay bonuses in the future to reward exceptional performance, either by the individual or by the company.

The following table sets forth certain information concerning stock option awards granted to our executive officers as of September 30, 2008.  No options were exercised by our executive officers during the last fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS						STOCK AWARDS
	Number of securities underlying unexercised options			Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned	Option exercise	Option expiration	Number of shares or units of stock that have not	Market value of shares or units of stock that have not	Equity incentive plan awards: number of unearned shares, units or other rights that have not	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not
Name	Exercisable	Unexercisable		options	price	date	vested	vested	vested	vested

James Houtz	6,171,000	-		-	$0.15	04/19/11	-	-	-	-
Richard Papalian	2,933,526	5,605,786	(1)	-	0.25	12/18/12	-	-	-	-
Robert McCray	1,000,000	-		-	0.25	12/12/12	-	-	-	-
Marcus Woods	500,000	-		-	0.25	07/10/13	-	-	-	-
(1) On November 11, 2008 we entered into an agreement with Mr. Papalian as part of his separation from service. Pursuant to the agreement, he agreed to forfeit his unexercisable option.

Employment Agreements

On September 30, 2003 we entered into an employment agreement with James J. Houtz.  The term of the agreement began on October 1, 2003 and continued until September 30, 2008.  Thereafter, the term continues on a month-to-month basis.  Pursuant to the terms of the agreement, Mr. Houtz provides services as our president and chief executive officer.  For his services, Mr. Houtz was initially paid $11,407.78 per month until October 1, 2004, when his compensation was increased by 8% per year.  Mr. Houtz initially received an automobile allowance of $1,288.65 per month, which is increased by 10% each year.  We also agreed to provide life insurance to Mr. Houtz in the face amount of $500,000 and disability insurance that would provide disability benefits to Mr. Houtz in an amount equal to one-half of his base salary until he reached 65 years of age.  We may terminate the agreement immediately for cause, or upon 30 days written notice.  The agreement will terminate automatically upon mutual agreement of the parties, at the election of either party upon the bankruptcy or insolvency of either party, upon Mr. Houtz’s death or, at the election of either party, upon Mr. Houtz’s disability, if such disability lasts for a period of at least 6 months.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS ANDMANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 7, 2009, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of January 7, 2009 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class of Security	Name and Address (1)	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock

Common Stock	James J. Houtz, Chief Executive Officer, President, director	6,250,167	(2)	3.26%
Common Stock	Rodney Anderson, Chief Financial Officer, director	1,300,000	(3)	0.68%
Common Stock	John Pavia, director	500,000	(4)	0.26%
Common Stock	Marcus Woods, director	500,000	(4)	0.26%
(1) The address for each of our officers and directors is 3880 East Eagle Drive, Anaheim, California 92807
(2) Includes 79,167 shares of common stock and an option granted on April 20, 2001, to purchase 6,171,000 shares of common stock at $0.15 per share from the 2001 executive officers stock option plan, which expires on April 19, 2011.
(3) Includes 300,000 shares of common stock and an option granted on December 13, 2007, to purchase 1,000,000 shares of common stock at $0.25 per share, which expires on December 12, 2012.
(4) Consists of an option granted on July 11, 2008, to purchase 300,000 shares of common stock at $0.25 per share, which expires on July 10, 2012.

For information relating to securities authorized for issuance under our equity compensation plans, please see Part II, Item 5 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Using the definition of “independent” set forth in Section 803A of the Rules of NYSE Alternext US, we have determined that 2 of our directors, John Pavia and Marcus Woods, are independent

On October 1, 2005 we entered into an employment agreement with Robert E. McCray.  The term of the agreement began on October 1, 2005 and continued until September 30, 2007.  Thereafter, the term continued on a month-to-month basis.  Pursuant to the terms of the agreement, Mr. McCray provided services as our chief financial officer.  For his services, Mr. McCray was initially paid $144,000 annually, after which his compensation was to be increased by 5% per year.  Mr. McCray also received an automobile allowance of $600 per month.  We were entitled to terminate the agreement immediately for cause, or upon 30 days written notice.  The agreement was to terminate automatically upon mutual agreement of the parties, at the election of either party upon the bankruptcy or insolvency of either party, upon Mr. McCray’s death or, at the election of either party, upon Mr. McCray’s disability, if such disability lasts for a period of at least 6 months.  We could also terminate the agreement without cause upon the payment of 3 months severance pay.  Mr. McCray resigned from his position as chief financial officer on March 24, 2008.

On November 7, 2007 we entered into a Stock Exchange Agreement with Rodney L. Anderson, Joey M. Anderson and Robert A. Hasson, the sole shareholders of RJ Metals, Inc. (collectively referred to in this discussion as the “Shareholders”). Pursuant to the Stock Exchange Agreement, we were to acquire from the Shareholders all of the issued and outstanding shares of RJ Metals, Inc. in exchange for issuing to the Shareholders a total of 3,400,000 shares of our common stock (the “Transaction”).  Mr. Rodney Anderson is a significant shareholder of RJ Metals, Inc. and one of our directors.  The Transaction was not consummated and on March 14, 2008 our board of directors approved, and we and the Shareholders entered into, a Termination Agreement. Pursuant to the Termination Agreement, the Share Exchange Agreement was terminated and the parties released each other and each of their officers, employees, principals and agents from any and all claims or demands incidental to the Share Exchange Agreement and the Transaction.

On October 8, 2008 we issued a Notice of Grant of Stock Option and a Stock Option Agreement to Mr. David Ross, a former director.  The stock option was authorized by the board of directors on December 13, 2007.  The option permits Mr. Ross to purchase 2,880,000 shares of our common stock at an exercise price of $0.25 per shares.  The option was fully vested on the date of grant and has a term of 5 years.  Pursuant to the stock option agreement, Mr. Ross agreed not to sell any shares of common stock acquired upon exercise of his option prior to December 13, 2008.  On December 13, 2007, the fair value of the option was $519,235 at the date of grant and was calculated using the Black Sholes option valuation model with the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yields of 0% and expected term of 5 years.

On October 14, 2008, we entered into an agreement with RJ Metal Co., a company controlled by one of our directors, Rodney Anderson, to purchase equipment valued at $125,000 in consideration of an aggregate of 833,334 shares of our common stock.  Mr. Anderson received 300,000 of the shares issued.  The market value of our common stock on October 14, 2008 was $0.13 per share.

On November 11, 2008, we entered into a Termination, Separation and Release Agreement (the “Separation Agreement”) with Richard H. Papalian, our former chief executive officer, pursuant to which we and Mr. Papalian mutually agreed to terminate Mr. Papalian’s Employment Agreement dated December 19, 2007, and agreed that such termination would be deemed neither a termination by us for “Cause” nor a termination by Mr. Papalian for “Good Reason”, as those terms are defined in the Employment Agreement, and agreed to a mutual general release of any claims arising from Mr. Papalian’s service as an officer and director.  Mr. Papalian agreed to forfeit all unvested stock options granted to him pursuant to the Notice of Grant of Stock Option dated December 19, 2007, leaving him with a vested option to purchase 2,933,526 shares of our common stock at an exercise price $0.25 per share, after giving effect to anti-dilution adjustments to which Mr. Papalian was entitled pursuant to his Stock Option Agreement dated December 19, 2007.  In addition, we agreed to grant Mr. Papalian a fully vested 5-year option to purchase 3,500,000 shares of our common stock at an exercise price of $0.15 per share in consideration of Mr. Papalian’s acceptance of the Separation Agreement. The fair value of the option on November 11, 2008 was $238,244 at the date of grant and was calculated using the Black Sholes option valuation model with the following assumptions: risk free interest rate of 1.16%, expected volatility of 89.31%, dividend yields of 0% and expected term of 5 years.

On February 21, 2008, we entered into a one year Consulting Agreement with Dr. John H. Foster, Ph.D., who was the chairman of our board of directors on that date.  Pursuant to the Consulting Agreement, Dr. Foster will (i) actively assist in the testing and demonstration of our water purification product on site at the Villa Park Dam in Irvine, California; (ii) attend technical meetings, demonstrations and trade shows in support of our business; (iii) prepare grant applications and white papers as technological and scientific results are confirmed; and (iv) act in our best interests and aid in our day-to-day operations for a minimum of 5 days per month, after which we will pay Dr. Foster an hourly rate of $250 per hour.  The term of the Consulting Agreement is from January 1, 2008 until January 1, 2009 (the “Term”).

As compensation for the services, we will pay Dr. Foster:

(i) so long as we raise at least $250,000 in gross proceeds from an equity financing or series of equity financings occurring on or after December 31, 2007 and before the end of the Term, for services performed from January 1 until June 1, 2008, $10,000 per month payable on the first day of each month during such period; and

(ii) so long as we raise at least $500,000 in gross proceeds (including the $250,000 referred to above) from an equity financing or series of equity financings occurring on or after December 31, 2007 and before the end of the Term: (i) a one time payment of $30,000 for services performed from October 1, 2007 through December 31, 2007, and (ii) for services performed from July 1 until December 31, 2008, $10,000 per month payable on the first day of each month during such period.

In addition, in consideration of Dr. Foster’s efforts in bringing about a definitive licensing, manufacturing, distribution, purchase order or substantially similar agreement between us and Primon, an Ireland based company in the business of water purification, or any of its affiliates, during the Term or within six months thereafter, Dr. Foster will receive, regardless of the termination of the Consulting Agreement, 2.5% of the royalty payments or other amounts received by us from Primon pursuant to the agreement, until Dr. Foster has received $2,500,000 in such commissions, after which we will have no further obligation to pay such commissions.

Pursuant to the Consulting Agreement, we also agreed to carry forward the debt incurred to Dr. Foster in the amount of $144,000 for services rendered during the time Dr. Foster served as a member of our board of advisors, which will be payable at the earlier of September 30, 2010 or the date on which we show on our balance sheet as filed with the Securities and Exchange Commission at least $1.5 million in working capital and the closing price of our common stock has been at least $1.25 for at least 15 consecutive trading days.  This obligation will survive the termination of the Consulting Agreement.

In addition, on February 21, 2008, pursuant to a Notice of Grant of Stock Option and a Stock Option Agreement (the “Option Agreement”), we granted to Dr. Foster a 5-year fully vested option to purchase 2,880,000 shares of our common stock at an exercise price of $0.25 per share.  The option may be exercised on a cashless basis.  Pursuant to the Option Agreement, Dr. Foster agreed not to sell any shares of common stock acquired upon exercise of his option prior to December 13, 2008, which is the one year anniversary of the date the option was authorized by our board of directors.  On December 13, 2007, the date of authorization by the board of directors, the fair value of the option was $519,235 at the date of grant and was calculated using the Black Sholes option valuation model with the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yields of 0% and expected term of 5 years.

Dr. Foster resigned from our board of directors on October 15, 2008.

On February 21, 2008, we entered into a one year Consulting Agreement with Dr. W. Richard Laton who was, at the time, a member of our board of directors.  Pursuant to the Consulting Agreement, Dr. Laton will (i) actively assist in the testing and demonstration of our water purification product on site at the Villa Park Dam in Irvine, California; (ii) attend technical meetings, demonstrations and trade shows in support of the Registrant’s business; (iii) prepare grant applications and white papers as technological and scientific results are confirmed; and (iv) act in our best interests and aid in our day-to-day operations for a minimum of 5 days per month, after which we will pay Dr. Laton an hourly rate of $250 per hour.  The term of the Consulting Agreement is from January 1, 2008 until January 1, 2009 (the “Term”).

As compensation for the services, we agreed to pay Dr. Laton:

(i) so long as we raise at least $250,000 in gross proceeds from an equity financing or series of equity financings occurring on or after December 31, 2007 and before the end of the Term, for services performed from January 1 until June 1, 2008, $10,000 per month payable on the first day of each month during such period; and

(ii) so long as we raise at least $500,000 in gross proceeds (including the $250,000 referred to above) from an equity financing or series of equity financings occurring on or after December 31, 2007 and before the end of the Term: (i) a one time payment of $30,000 for services performed from October 1, 2007 through December 31, 2007, and (ii) for services performed from July 1 until December 31, 2008, $10,000 per month payable on the first day of each month during such period.

In addition, in consideration of Dr. Laton’s efforts in bringing about the Primon Agreement during the Term or within six months thereafter, Dr. Laton will receive, regardless of the termination of the Consulting Agreement, 5% of the royalty payments or other amounts received by us from Primon pursuant to the agreement, until Dr. Laton has received $5,000,000 in such commissions, after which we will have no further obligation to pay such commissions.

Pursuant to the Consulting Agreement, we also agreed to carry forward the debt incurred to Dr. Laton in the amount of $144,000 for services rendered during the time Dr. Laton served as a member of our board of advisors, which will be payable at the earlier of September 30, 2010 or the date on which we show on our balance sheet as filed with the Securities and Exchange Commission at least $1.5 million in working capital and the closing price of our common stock has been at least $1.25 for at least 15 consecutive trading days.  This obligation will survive the termination of the Consulting Agreement.

In addition, on February 21, 2008, pursuant to a Notice of Grant of Stock Option and a Stock Option Agreement (the “Option Agreement”), we granted to Dr. Laton a 5-year fully vested option to purchase 2,880,000 shares of our common stock at an exercise price of $0.25 per share.  The option may be exercised on a cashless basis.  Pursuant to the Option Agreement, Dr. Laton agreed not to sell any shares of common stock acquired upon exercise of his option prior to December 13, 2008, which is the one year anniversary of the date the option was authorized by our board of directors.    On December 13, 2007, the date of authorization by the board of directors, the fair value of the option was $519,235 at the date of grant and was calculated using the Black Sholes option valuation model with the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yields of 0% and expected term of 5 years.

Dr. Laton resigned from our board of directors on July 16, 2008.

On December 19, 2007, we entered into a one year Employment Agreement with Richard H. Papalian pursuant to which Mr. Papalian was appointed as our chief executive officer and was elected to fill a vacancy on our board of directors.  Mr. Papalian did not receive a cash salary or any fringe benefits under the Employment Agreement.  Instead, pursuant to a Notice of Grant of Stock Option and a Stock Option Agreement dated December 19, 2007, we granted Mr. Papalian a five year option to purchase up to 8,539,312 shares of our common stock at an exercise price of $0.25 per share, which represented 5% of the outstanding shares of our common stock on a fully diluted basis.  The option was subject to the following vesting conditions: (i) 30% of the option vested upon the grant date; (ii) 20% of the option was to vest when our market capitalization exceeded $50 million for fifteen consecutive trading days; (iii) 30% of the option was to vest when our market capitalization exceeded $75 million for fifteen consecutive trading days; and (iv) 20% of the option was to vest when our market capitalization exceeded $100 million for fifteen consecutive trading days.

We also entered into an Indemnification Agreement with Mr. Papalian on December 19, 2007.  The Indemnification Agreement provides for indemnification of Mr. Papalian to the extent he becomes a party or is threatened to be made a party to any legal proceeding by reason of his status as our officer or director, against any expenses incurred as a result of such proceeding, as and when such expenses are incurred.  Before any claim for indemnification is approved by us, we will determine by any of the methods set forth in the Nevada Revised Statutes that Mr. Papalian has met the applicable standards of conduct which make it permissible to indemnify him.

Mr. Papalian resigned as our chief executive officer on August 14, 2008 and as a member of our board of directors on November 11, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

	2008	2007

Fee Category:
Audit fees	$53,000	$72,250
Tax fees	-	-
All other fees	-	-

	$53,000	$72,250

The following is a summary of the fees billed to us by Kabani & Company, Inc. for professional services rendered for the fiscal years ended September 30, 2008 and 2007:

Audit Fees consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Kabani & Company, Inc. in connection with our statutory and regulatory filings or engagements.

Audit-Related Fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consists of fees for products and services other than the services reported above.

We do not have an audit committee.  Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval would generally be provided for up to one year and any pre-approval would be detailed as to the particular service or category of services, and would be subject to a specific budget.  The independent auditors and management are required to periodically report to the board of directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed.  The board of directors may also pre-approve particular services on a case-by-case basis.

ITEM 15.	EXHIBITS.

The following exhibits are filed herewith or incorporated by reference:

No.	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)

10.1	Lease between the Company and J. C. Brown Enterprises, dated February 19, 2007 (2)
10.2	Employment Agreement, dated September 30, 2003, between the registrant and James J. Houtz (2)*
10.3	Employment Agreement, dated October 1, 2005 between the registrant and Robert E. McCray (2)*
10.4	Form of Securities Purchase Agreement, dated as of June 18, 2007, between the registrant and certain investors (3)
10.5	Form of Convertible Debenture, dated as of June 18, 2007, issued by the registrant to certain investors. (3)
10.6	Form of Registration Rights Agreement, dated as of June 18, 2007, between the registrant and certain investors (3).
10.7	Form of Warrant, dated as of June 18, 2007, issued by the registrant to certain investors. (3)
10.8	Lease between the registrant and Klein Investments Family Limited Partnership, dated August 30, 2007 (4)
10.9	Share Exchange Agreement, dated November 7, 2007, between the registrant and the shareholders of RJ Metals, Inc. (4)
10.10	Termination Agreement dated March 14, 2008 between the registrant and the shareholders of RJ Metals, Inc. (6)*
10.11	Employment Agreement, dated December 19, 2007 between the registrant and Richard H. Papalian (5)*
10.12	Notice of Grant of Stock Option to Richard H. Papalian (5)*
10.13	Stock Option Agreement between the registrant and Richard H. Papalian (5)*
10.14	Indemnification Agreement between the registration and Richard H. Papalian (5)*
10.15	Notice of Grant of Stock Option to David Ross (7)*
10.16	Stock Option Agreement between the registrant and David Ross (7)*
10.17	Notice of Grant of Stock Option to Rodney Anderson (7)*
10.18	Stock Option Agreement between the registrant and Rodney Anderson (7)*
10.19	Form of Securities Purchase Agreement for 12% Convertible Debentures (8)
10.20	Sionix Corporation 12% Convertible Debenture due July 29, 2009 (8)
10.21	Form of Common Stock Purchase Warrant dated July 29, 2008 (8)
10.23	Form of Unit Offering Securities Purchase Agreement (9)
10.24	Form of Common Stock Purchase Warrant (9)
10.25	Amended and Restated Promissory Notes with Calico Capital Management LLC, BRAX Capital LLC and Gene Salkin (10)
10.26	Second Amended and Restated Convertible Promissory Notes dated March 17, 2008 with Calico Capital Management LLC, BRAX Capital LLC and Gene Salkin (11)
10.27	Form of Securities Purchase Agreement for 10% Debentures (12)
10.28	Form of Subordinated 10% Debenture (12)
10.29	Form of Common Stock Purchase Warrant (12)
10.30	Consulting Agreement dated February 21, 2008 between the registrant and John H. Foster, Ph.D. (13)*
10.31	Notice of Grant of Stock Option to John H. Foster (13)*
10.32	Stock Option Agreement between the registrant and Dr. John H. Foster (13)*
10.33	Consulting Agreement dated February 21, 2008 between the registrant and Dr. W. Richard Laton (13)*
10.34	Notice of Grant of Stock Option (13)
10.35	Stock Option Agreement between the registrant and Dr. W. Richard Laton (13)*
10.36	Letter Agreement dated October 14, 2008 between the registrant and RJ Metals Inc. (7)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Denotes a contract with management.
(1) Incorporated by reference from registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on July 15, 2003, and incorporated herein by reference.
(2) Incorporated by reference from registrant's Annual Report on Form 10-KSB, file no. 002-95626-D, filed with the Commission on June 8, 2007, and incorporated herein by reference.
(3) Incorporated by reference from registrant's Current Report on Form 8-K, file no. 002-95626-D , filed with the Commission on August 14, 2007, and incorporated herein by reference.
(4) Incorporated by reference from registrant's Registration Statement on Form SB-2, filed with the Commission on November 14, 2007, and incorporated herein by reference.
(5) Incorporated by reference from registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on December 20, 2007, and incorporated herein by reference.
(6) Incorporated by reference from the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on March 17, 2008, and incorporated herein by reference.

(7) Incorporated by reference from the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on October 23, 2008, and incorporated herein by reference.
(8) Incorporated by reference from the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on July 30, 2008, and incorporated herein by reference.
(9) Incorporated by reference from the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on May 29, 2008, and incorporated herein by reference.
(10) Incorporated by reference from the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on January 28, 2008, and incorporated herein by reference.
(11) Incorporated by reference from the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on March 24, 2008, and incorporated herein by reference.
(12) Incorporated by reference from the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on March 3, 2008, and incorporated herein by reference.
(13) Incorporated by reference from the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on February 25, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 13, 2009

SIONIX, INC.

By:	/s/ James J. Houtz
James J. Houtz, Chief Executive Officer

By:	/s/ Rodney Anderson
Rodney Anderson, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ James J. Houtz	Chief Executive Officer,	January 13, 2009
James J. Houtz	President and director

/s/ Rodney Anderson	Interim Chief Financial Officer	January 13, 2009
Rodney Anderson	and director

/s/ John Pavia	Director	January 13, 2009
John Pavia