Form 10KSB/A
period 2007-09-30
SIONIX CORP
filed 2009-02-03
CIK 764667

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment Number 2)

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

The aggregate market value of the voting stock held by non-affiliates as of January 16, 2009, computed based on the closing price reported on the OTC Bulletin Board, was $13,668,462.

As of January 16, 2009, there were 136,684,616 shares of Common Stock of the issuer outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

On March 21, 2008 Sionix Corporation received a letter from the Securities and Exchange Commission (the “SEC”) regarding the company’s Form 10-KSB for the period ended September 30, 2007 and its Form 10-QSB for the period ended December 31, 2007.   We responded to the SEC’s comments to our Form 10-KSB (the “Original Report”) in amendment number 1 (“Amendment 1”) which was filed with the SEC on November 17, 2008.  On December 17, 2008 we received further comments from the SEC.  We have responded to these comments in this Amendment No. 2 to Form 10-KSB (“Amendment 2”). The primary purpose of Amendment 1 and Amendment 2 is to disclose the restatement of our financial statements for the fiscal year ended September 30, 2007.  A complete discussion of the restatement is included in the section of Amendment 2 titled “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” and in note 16 to our restated financial statements for the fiscal year ended September 30, 2007.  As a result of the restatement, the following adjustments were made to our financial statements for the fiscal year ended September 30, 2007:

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the Company’s equity compensation plans as of September 30, 2007.

Plan category	No. of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	No. of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	-0-	-	-0-
Equity compensation plans not approved by stockholders	7,034,140	.15	542,540
Total	7,034,140	.15	542,540

Recent Issuances of Unregistered Securities

In July 2007 we completed a private offering, principally to private investment funds, in the amount of $1,025,000. The investors received Subordinated Convertible Debentures that bear interest at 8% per annum, mature twelve months after issuance, and are convertible into our Common Stock at a conversion price of $ ..22 per share.

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

Table 1

					Beneficial	Warrants
					Conversion	Related to
					Features	$1,025,000 of
		2001		Warrants	and	Convertible
		Executive		Related to	Beneficial	Bridge Notes
	As	Officers	Advisory	2004 Stock	Conversion	and
	Previously	Option	Board	Purchase	Features	Warrant		As
	Stated	Plan	Compensation	Agreement	Discount	Discount	Reclassifications	Restated
Balance Sheet
Accrued expenses	$1,687,673		$380,441					$2,068,114
Convertible Notes, net	920,337				(73,114)	(70,751)		776,472
Warrant liability	-	1,926,914				499,932		2,426,846
Beneficial conversion feature liability			576,000		1,430,812			2,006,812
Additional paid-in capital	14,712,527	(2,271,879)	(269,851)	(45,663)	(1,021,569)	(340,583)		10,762,982
Deficit accumulated during development stage	(17,300,147)	344,965	(686,590)	45,663	(336,129)	(88,598)		(18,020,836)

Statement of Operations (for the year ended September 30, 2007)
General and administrative	$1,423,347		$153,354			$87,736	$(618,712)	$1,045,725
Research and development	-						526,466	526,466
Interest expense	(550,935)				(336,129)	(55,179)		(942,243)
Decrease in warrant liability	-	344,965		70,029		54,317		469,311
Increase in beneficial conversion feature			(4,044)					(4,044)
Legal settlement	-						(89,654)	(89,654)
Income tax expense							2,592	2,592
Basic and dilutive loss per share	0.02							0.02

Statement of Operations (since inception)
General and administrative	$13,585,568		$250,546	$24,367		$87,736	$(618,712)	$13,329,505
Research and development	1,449,474						526,466	1,975,940
Interest expense	(785,621)				(336,129)	(55,179)		(1,176,929)
Decrease in warrant liability	-	344,965		70,029		54,317		469,311
Increase in beneficial conversion feature			(4,044)					(4,044)
Legal settlement	434,603						(89,654)	344,949
Income tax expense	9,900						2,592	12,492

Statement of Cash Flows (for the year ended September 30, 2007)
Net loss	$(2,001,095)	$344,965	$(157,398)	$70,029	$(336,129)	$(88,598)		$(2,168,226)
Other			(799,044)					(799,044)
Stock based compensation expense- consultant	84,292					124,697		208,989
Decrease in warrant liability	-	(344,965)		(70,029)		(54,317)		(469,311)
Increase in beneficial conversion feature liaiblity			4,044					4,044
Accrued expenses	566,278		895,044				(15,376)	1,445,946
Accrual of liquidating damages	-						15,375	15,375

					Beneficial	Warrants
					Conversion	Related to
		2001			Features	$ 1,025,000 of
		Executive		Warrants	and	Convertible
		Officers		Related to	Beneficial	Bridge Notes
	As	Stock	Advisory	2004 Stock	Conversion	and
	Previously	Option	Board	Purchase	Features	Warrant		As
	Stated	Plan	Compensation	Agreement	Discount	Discount	Reclassifications	Restated

Statement of Cash Flows (since inception)
Net loss	$(17,030,296)	$344,965	$(956,441)	$45,663	$(336,129)	$(88,598)		$(18,020,836)
Other			(799,044)					(799,044)
Stock based compensation expense-consultant	2,840,172					124,697		2,964,869
Decrease in warrant liability	-	-		-		-		-
Increase in beneficial conversion feature liaiblity			-					-
Amoritzation of consulting fees	13,075						(13,075)	-
Increase in warranty liability	-	(344,965)	-	(70,029)		(54,317)		(469,311)
Decrease in other assets	40,370						(40,370)	-
Increase in advances to employees	(512,077)						512,077	-
Decrease in other receivables	3,000						(3,000)	-
Increase in deposits	(104,600)						104,600	-
Other current assets	-						(1,350)	(1,350)
Other assets	-						(104,600)	(104,600)
Accrued expenses	2,021,239						(14,427)	2,006,812
Accrual of liquidating damages							15,375	15,375
Proceeds from issuance of notes	2,318,433						(457,433)	1,861,000
Proceeds from notes payable, related	-						457,433	457,433
Increase in fair value of beneficial conversion features discount at date of issuance					4,044			4,044
Issuance of common stock for cash	7,376,094						10,000	7,386,094
Receipt of cash for stock to be issued	53,900						(10,000)	43,900

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

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Cummulative
			from
			Inception
	Years Ended September 30,		(October 3, 1994) to
	2007	2006	September 30,2007
	(As Restated)	(As Restated)	(As Restated)

Operating activities:
Net loss	$(2,168,226)	$(1,049,319)	$(18,020,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,699	31,326	619,023
Amortization of beneficial conversion features discount and warrant discount	833,826		883,018
Stock based compensation expense - employee	-		1,835,957
Stock based compensation expense - consultant	208,989		2,964,869
Decrease in warrant liabilities	(469,311)		(469,311)
Increase in beneficial conversion features liabilities	4,044		4,044
Impairment of assets	-		514,755
Write-down of obsolete assets	-		38,862
Impairment of intangible assets	-		1,117,601
Loss on settlement of debt	-	94,221	130,268
Accrual of liquidating damages	15,375		15,375
Other	(799,044)		(799,044)
(Increase) decrease in assets:
Other current assets	(1,350)		(1,350)
Other assets	(104,600)		(104,600)
Increase (decrease) in liabilities:
Accounts payable	(115,209)	50,147	157,399
Accrued expenses	1,445,946	829,335	2,006,812
Net cash used in operating activities	(1,117,861)	(44,290)	(9,107,158)

Investing activities:
Acquisition of property and equipment	(27,772)	(950)	(371,455)
Acquisition of patents			(154,061)
Net cash used in investing activities	(27,772)	(950)	(525,516)

Financing activities:
Payment on notes payable to officer	(47,400)		(199,242)
Proceeds from notes payable, related party	-	49,440	457,433
Receipt from (payments to) equity line of credit	(300,000)		456,000
Proceeds from convertible notes payable	1,861,000		1,861,000
Issuance of common stock	-		7,386,094
Receipt of cash for stock to be issued	-		43,900
Net cash provided by financing activities	1,513,600	49,440	10,005,185

Net change in cash	367,967	4,200	372,511

Cash balances:
Beginning of period	4,544	344
End of period	$372,511	$4,544	$372,511

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Note 3 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2007:

Equipment and machinery	$213,166
Furniture and fixtures	24,594
TOTAL PROPERTY AND EQUIPMENT	237,760
Less accumulated depreciation (deduction)	(196,926)
NET PROPERTY AND EQUIPMENT	$40,834

Depreciation expenses for fiscal years ended September 30, 2007 and 2006 were $31,699 and $31,326, respectively.

Note 4 ACCRUED EXPENSES - RESTATED

Accrued expenses consisted of the following at September 30, 2007:

Accrued salaries	$1,381,981
Advisory board compensation	380,441
Auto allowance accruals	71,768
Interest payable	165,770
Other accruals	68,154
TOTAL ACCRUED EXPENSES	$2,068,114

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

SFAS 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be bifurcated from the convertible notes. The Company determined that the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the convertible notes, the embedded beneficial conversion feature and convertible notes are not remeasured at fair value at each balance sheet date, and a separate contract with the same terms would be a derivative pursuant to SFAS 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were bifurcated from the convertible notes. SFAS 133, paragraph 6 was applied to determine if the embedded beneficial conversion features were within the scope and definition of a derivative. The embedded beneficial conversion features had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be derivatives. The Company applied EITF 00-19, paragraph 8 to determine the classification of the beneficial conversion feature, which states that contracts which require net-share settlement are equity. Therefore the embedded conversion features were determined to be equity instruments at the date of issuance. The Company applied EITF 00-19, paragraph 9, which states that all contracts be initially measured at fair value. The terms of the conversion feature only allow the counterparty to convert the notes into shares of common stock. Therefore, the convertible notes are not conventional convertible as defined in EITF 05-02.  To determine the classification of the conversion feature, we followed the guidance of paragraphs 12-33 of EITF 00-19. The Company included SFAS 150 in the analysis of the convertible notes. SFAS 150 requires three classes of freestanding financial instruments, as defined in paragraphs 8 through 17, to be classified as liabilities. The first class, as defined in paragraph 9, is financial instruments that are mandatorily redeemable financial instruments. There are no terms or conditions that require the Company to unconditionally redeem the convertible notes by transferring assets at a specified or determinable date. The second class, as defined in paragraph 11, is financial instruments that require the repurchase of shares of Common Stock by transferring assets. There are no terms or conditions that require the Company to repurchase shares of Common Stock. The third class, as defined in paragraph 12, is financial instruments that require the issuance of a variable number of shares of Common Stock. There are no terms or conditions that require the Company to issue a variable number of shares of Common Stock. Therefore, the Company concluded that the convertible notes were not within the scope of SFAS 150.

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

SFAS 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be bifurcated from the convertible notes. The Company determined that the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the convertible notes, the embedded beneficial conversion feature and convertible notes are not remeasured at fair value at each balance sheet date, and a separate contract with the same terms would be a derivative pursuant to SFAS 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were bifurcated from the convertible notes. SFAS 133, paragraph 6 was applied to determine if the embedded beneficial conversion features were within the scope and definition of a derivative. The embedded beneficial conversion features had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be derivatives. The Company applied EITF 00-19, paragraph 8 to determine the classification of the beneficial conversion feature, which states that contracts which require net-share settlement are equity. Therefore the embedded conversion features were determined to be equity instruments at the date of issuance. The Company applied EITF 00-19, paragraph 9, which states that all contracts be initially measured at fair value. The terms of the conversion feature only allow the counterparty to convert the notes into shares of common stock. Therefore, the convertible notes are not conventional convertible as defined in EITF 05-02.  To determine the classification of the conversion feature, we followed the guidance of paragraphs 12-33 of EITF 00-19. The Company included SFAS 150 in the analysis of the convertible notes. SFAS 150 requires three classes of freestanding financial instruments, as defined in paragraphs 8 through 17, to be classified as liabilities. The first class, as defined in paragraph 9, is financial instruments that are mandatorily redeemable financial instruments. There are no terms or conditions that require the Company to unconditionally redeem the convertible notes by transferring assets at a specified or determinable date. The second class, as defined in paragraph 11, is financial instruments that require the repurchase of shares of Common Stock by transferring assets. There are no terms or conditions that require the Company to repurchase shares of Common Stock. The third class, as defined in paragraph 12, is financial instruments that require the issuance of a variable number of shares of Common Stock. There are no terms or conditions that require the Company to issue a variable number of shares of Common Stock. Therefore, the Company concluded that the convertible notes were not within the scope of SFAS 150.

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

SFAS 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be bifurcated from the convertible notes. The Company determined that the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the convertible notes, the embedded beneficial conversion feature and convertible notes are not remeasured at fair value at each balance sheet date, and a separate contract with the same terms would be a derivative pursuant to SFAS 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were bifurcated from the convertible notes. SFAS 133, paragraph 6 was applied to determine if the embedded beneficial conversion features were within the scope and definition of a derivative. The embedded beneficial conversion features had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be derivatives. The Company applied EITF 00-19, paragraph 8 to determine the classification of the beneficial conversion feature, which states that contracts which require net-share settlement are equity. Therefore the embedded conversion features were determined to be equity instruments at the date of issuance. The Company applied EITF 00-19, paragraph 9, which states that all contracts be initially measured at fair value. The terms of the conversion feature only allow the counterparty to convert the notes into shares of common stock. Therefore, the convertible notes are not conventional convertible as defined in EITF 05-02.  To determine the classification of the conversion feature, we followed the guidance of paragraphs 12-33 of EITF 00-19.  The Company included SFAS 150 in the analysis of the convertible notes. SFAS 150 requires three classes of freestanding financial instruments, as defined in paragraphs 8 through 17, to be classified as liabilities. The first class, as defined in paragraph 9, is financial instruments that are mandatorily redeemable financial instruments. There are no terms or conditions that require the Company to unconditionally redeem the convertible notes by transferring assets at a specified or determinable date. The second class, as defined in paragraph 11, is financial instruments that require the repurchase of shares of Common Stock by transferring assets. There are no terms or conditions that require the Company to repurchase shares of Common Stock. The third class, as defined in paragraph 12, is financial instruments that require the issuance of a variable number of shares of Common Stock. There are no terms or conditions that require the Company to issue a variable number of shares of Common Stock. Therefore, the Company concluded that the convertible notes were not within the scope of SFAS 150.

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

A summary of the Company’s warrant activity is listed below:

	Weighted Average Exercise Price	Number of Warrants	Aggregate Intrinsic Value
Outstanding at September 30, 2006	$0.03	1,463,336	$-
Granted	0.50	2,795,454	-
Expired	0.03	(1,463,336)	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2007	$0.50	2,795,454	$-

All outstanding warrants were exercisable as of September 30, 2007.

Warrants outstanding:

Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.50	2,795,454	4.70	$0.50

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

Issuance of $1,000,000 in Subordinated Convertible Notes Payable and Related Warrants

On July 29, 2008, the Company completed an offering of $1,000,000 in subordinated debentures to a group of institutional and accredited investors. The notes mature on December 31, 2008, bear an interest at the rate of 12% per annum, and are convertible into shares of Common Stock of the Company at $0.25 per share. ..

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

Table 1 - 2007

					Beneficial	Warrants
					Conversion	Related to
					Features	$1,025,000 of
		2001		Warrants	and	Convertible
		Executive		Related to	Beneficial	Bridge Notes
	As	Officers	Advisory	2004 Stock	Conversion	and
	Previously	Option	Board	Purchase	Features	Warrant		As
	Stated	Plan	Compensation	Agreement	Discount	Discount	Reclassifications	Restated
Balance Sheet
Accrued expenses	$1,687,673		$380,441					$2,068,114
Convertible Notes, net	920,337				(73,114)	(70,751)		776,472
Warrant liability	-	1,926,914				499,932		2,426,846
Beneficial conversion feature liability			576,000		1,430,812			2,006,812
Additional paid-in capital	14,712,527	(2,271,879)	(269,851)	(45,663)	(1,021,569)	(340,583)		10,762,982
Deficit accumulated during development stage	(17,300,147)	344,965	(686,590)	45,663	(336,129)	(88,598)		(18,020,836)

Statement of Operations (for the year ended September 30, 2007)
General and administrative	$1,423,347		$153,354			$87,736	$(618,712)	$1,045,725
Research and development	-						526,466	526,466
Interest expense	(550,935)				(336,129)	(55,179)		(942,243)
Decrease in warrant liability	-	344,965		70,029		54,317		469,311
Increase in beneficial conversion feature			(4,044)					(4,044)
Legal settlement	-						(89,654)	(89,654)
Income tax expense							2,592	2,592
Basic and dilutive loss per share	0.02							0.02

Statement of Operations (since inception)
General and administrative	$13,585,568		$250,546	$24,367		$87,736	$(618,712)	$13,329,505
Research and development	1,449,474						526,466	1,975,940
Interest expense	(785,621)				(336,129)	(55,179)		(1,176,929)
Decrease in warrant liability	-	344,965		70,029		54,317		469,311
Increase in beneficial conversion feature			(4,044)					(4,044)
Legal settlement	434,603						(89,654)	344,949
Income tax expense	9,900						2,592	12,492

Statement of Cash Flows (for the year ended September 30, 2007)
Net loss	$(2,001,095)	$344,965	$(157,398)	$70,029	$(336,129)	$(88,598)		$(2,168,226)
Other			(799,044)					(799,044)
Stock based compensation expense- consultant	84,292					124,697		208,989
Decrease in warrant liability	-	(344,965)		(70,029)		(54,317)		(469,311)
Increase in beneficial conversion feature liaiblity			4,044					4,044
Accrued expenses	566,278		895,044				(15,376)	1,445,946
Accrual of liquidating damages	-						15,375	15,375

					Beneficial	Warrants
					Conversion	Related to
		2001			Features	$ 1,025,000 of
		Executive		Warrants	and	Convertible
		Officers		Related to	Beneficial	Bridge Notes
	As	Stock	Advisory	2004 Stock	Conversion	and
	Previously	Option	Board	Purchase	Features	Warrant		As
	Stated	Plan	Compensation	Agreement	Discount	Discount	Reclassifications	Restated

Statement of Cash Flows (since inception)
Net loss	$(17,030,296)	$344,965	$(956,441)	$45,663	$(336,129)	$(88,598)		$(18,020,836)
Other			(799,044)					(799,044)
Stock based compensation expense-consultant	2,840,172					124,697		2,964,869
Decrease in warrant liability	-	-		-		-		-
Increase in beneficial conversion feature liaiblity			-					-
Amoritzation of consulting fees	13,075						(13,075)	-
Increase in warranty liability	-	(344,965)	-	(70,029)		(54,317)		(469,311)
Decrease in other assets	40,370						(40,370)	-
Increase in advances to employees	(512,077)						512,077	-
Decrease in other receivables	3,000						(3,000)	-
Increase in deposits	(104,600)						104,600	-
Other current assets	-						(1,350)	(1,350)
Other assets	-						(104,600)	(104,600)
Accrued expenses	2,021,239						(14,427)	2,006,812
Accrual of liquidating damages							15,375	15,375
Proceeds from issuance of notes	2,318,433						(457,433)	1,861,000
Proceeds from notes payable, related	-						457,433	457,433
Increase in fair value of beneficial conversion features discount at date of issuance					4,044			4,044
Issuance of common stock for cash	7,376,094						10,000	7,386,094
Receipt of cash for stock to be issued	53,900						(10,000)	43,900

Table 2 - 2006

					Beneficial	Warrants
					Conversion	Related to
		2001			Features	$ 1,025,000 of
		Executive		Warrants	and	Convertible
		Officers		Related to	Beneficial	Bridge Notes
	As	Stock	Advisory	2004 Stock	Conversion	and
	Previously	Option	Board	Purchase	Features	Warrant		As
	Stated	Plan	Compensation	Agreement	Discount	Discount	Reclassifications	Restated

Statement of Operations (for the year ended September 30, 2006)
General and administrative	$639,259		$274,432					$913,691
Basic and dilutive earnings per share	0.01							0.01

Statement of Cash Flows (for the year ended September 30, 2006)
Net loss	$(774,887)		$(274,432)					$(1,049,319)
Accrued expenses	554,903		274,432					829,335

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

During the last fiscal quarter, the Company has not made any change to internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

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

ITEM12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM13	EXHIBITS

The following exhibits are filed herewith or incorporated by reference:

No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (1)
3.2	Amended and Restated Bylaws of the Company (1)
10.1	Lease between the Company and J. C. Brown Enterprises, dated February 19, 2007 (2)
10.2	Employment Agreement, dated September 30, 2003, between the Registrant and James J. Houtz (2)
10.3	Employment Agreement, dated October 1, 2005 between the Registrant and Robert E. McCray (2)
10.4	Form of Securities Purchase Agreement, dated as of June 18, 2007, between the Company and certain investors (3)
10.5	Form of Convertible Debenture, dated as of June 18, 2007, issued by the Company to certain investors. (3)
10.6	Form of Registration Rights Agreement, dated as of June 18, 2007, between the Company and certain investors (3).
10.7	Form of Warrant, dated as of June 18, 2007, issued by Sionix Corporation to certain investors. (3)
10.8	Lease between the Company and Klein Investments Family Limited Partnership, dated August 30, 2007 (4)
10.9	Share Exchange Agreement, dated November 7, 2007, between the Company and the shareholders of RJ Metals, Inc. (4)
10.10	Employment Agreement, dated December 19, 2007 between the Registrant and Richard H. Papalian (5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on July 15, 2003, and incorporated herein by reference.

(2)	Incorporated by reference from Registrant's Annual Report on Form 10-KSB, filed with the Commission on June 8, 2007, and incorporated herein by reference.

(3)	Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on August 14, 2007, and incorporated herein by reference.

(4)	Incorporated by reference from Registrant's Registration Statement on Form SB-2, filed with the Commission on November 14, 2007, and incorporated herein by reference.

(5)	Incorporated by reference from Registrant’s Current Report on Form 8-K, filed with the Commission on December 20, 2007, and incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fee Category	Fiscal 2007	Fiscal 2006
Audit fees	$72,250	$30,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$72,250	$30,000

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

Dated: February 3, 2009

SIONIX, INC.

By:	/s/ James J. Houtz
James J. Houtz, Chief Executive Officer

By:	/s/ Rodney Anderson
Rodney Anderson, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ James J. Houtz	Chief Executive Officer, President and Director	February 3, 2009
James J. Houtz

/s/ Rodney Anderson	Chief Financial Officer and Director	February 3, 2009
Rodney Anderson

/s/ John Pavia	Director	February 3, 2009
John Pavia