Form 10-Q/A
period 2007-12-31
SIONIX CORP
filed 2009-02-18
CIK 764667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A
(Amendment Number 1)

Mark One

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2007; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________ ___________.

Commission File No. 002-95626-D

Sionix Corporation

(Exact name of registrant as specified in charter)

Nevada	87-0428526
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

3880 East Eagle Drive, Anaheim, California 92807

(Address of principal executive offices)

(714) 678-1000

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

The number of shares of common stock outstanding at February 10, 2009 was 136,684,616 shares.

Transitional Small Business Format (Check one) Yes ☐ No  ☒

EXPLANATORY NOTE

On March 21, 2008 Sionix Corporation received a letter from the Securities and Exchange Commission (the “SEC”) regarding the company’s Form 10-QSB for the period ended December 31, 2007.  We have responded to the SEC’s comments to our Form 10-QSB (the “Original Report”) in this amendment number 1 (the “Amendment”).  The primary purpose of the Amendment is to disclose the restatement of our financial statements for the three months ended December 31, 2007.  A complete discussion of the restatement is included in the section of the Amendment titled “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” and in note 13 to our financial statements for the three months ended December 31, 2007.

This Amendment includes all of the information contained in the Original Report, and we have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report, except as identified above.

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

Sionix Corporation – Form 10-QSB
Table of Contents

Part I	Financial Information

	Item 1	Financial Statements

		Balance Sheet as of December 31, 2007 (Unaudited) (Restated)	4

		Statements of Operations (Unaudited) for the three month ended December 31, 2007 and December 31, 2006 and from inception (October 3, 1994) to December 31, 2007 (Restated)	5

		Statements of Stockholders Equity (Deficit) for the period from inception (October 3, 1994) to December 31, 2007 (Restated)	6

		Statements of Cash Flows (unaudited) for the three months ended December 31, 2007 and December 31, 2006 and from inception (October 3, 1994) to December 31, 2007 (Restated)	9

		Notes to unaudited financial statements	10

		Forward-Looking Statements	41

Part II	Other Information

	Item 1	Legal Proceedings	63

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	63

	Item 3	Defaults upon Senior Securities	63

	Item 4	Submission of Matters to a Vote of Security Holders	63

	Item 5	Other Information	63

	Item 6	Exhibits	63

Part III	Signatures		65

Part IV	Exhibit – 31.1	Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

Part V	Exhibit – 31.2	Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

Part VI	Exhibit – 32	Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

Sionix Corporation
A Development Stage Company
Balance Sheet (Unaudited)
December 31, 2007

Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,366
Other current assets	2,000
TOTAL CURRENT ASSETS	3,366

PROPERTY AND EQUIPMENT, net	59,343

DEPOSITS	104,600
$167,309

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$344,854
Accrued expenses	2,353,077
Liquidated damages liability	61,500
Notes payable to related parties	124,000
Convertible notes, net	1,172,051
Warrant liability	6,464,460
Beneficial conversion features liability	1,222,663
TOTAL CURRENT LIABILITIES	11,742,605

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value; 150,000,000 shares authorized; 107,117,101 shares issued; 106,635,201 shares outstanding	106,635
Additional paid-in capital	10,762,982
Shares to be issued	43,900
Deficit accumulated during development stage	(22,488,813)
TOTAL STOCKHOLDERS' DEFICIT	(11,575,296)
TOTAL LIABILITIES AND STOCKHODLERS' DEFICIT	$167,309

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
Statements of Operations (Unaudited)

			Cummulative from
			Inception
	For the three months ended December 31,		(October 3, 1994)
	2007	2006	to December 31, 2007
	(Restated)	(Restated)	(Restated)

Operating expenses
General and administrative	$5,064,569	$275,242	$18,394,074
Research and development	236,904		2,212,844
Depreciation and amortization	8,157	7,793	540,262
Total operating expenses	5,309,630	283,035	21,147,180
Loss from Operations	(5,309,630)	(283,035)	(21,147,180)

Other income (expense)
Interest income	917	106	59,460
Interest expense	506,726	(110,410)	(1,683,655)
Decrease in warrant liability	759,773		848,644
Decrease (increase) in beneficial conversion features liability	208,149		204,105
Impairment of intangibles			(1,267,278)
Inventory obsolesence			(365,078)
Legal settlement			344,949
Loss on settlement of debt			(230,268)
Write-off of beneficial conversion feature and discount	380,440		380,440
Total Other Income (Expense)	842,553	(110,304)	(1,328,241)
Loss before income taxes	(4,467,077)	(393,339)	(22,475,421)
Income Taxes	900	900	13,392
Net Loss	$(4,467,977)	$(394,239)	$(22,488,813)

Basic and dilutive loss per share	$(0.04)	$-

Basic and diluted wighted average nubmer of shares of Common Stock outstanding*	106,635,201	105,459,175

* - Weighted averag diluted number of share are the same as basic weighted average nuimber of  shares as the effect is anti-dilutive.
The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
Statement of Stockholders’ Equity (Deficit) (Unaudited)
For the Period from Inception (October 3, 1994) to December 31, 2007

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
For the Period from Inception (October 3, 1994) to December 31, 2007

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

Sionix Corporation
A Development Stage Company
Statement of Stockholders’ Equity (Deficit) (Unaudited) - Continued
For the Period from Inception (October 3, 1994) to December 31, 2007

Balance at September 30, 2004, Restated	102,042,286	102,042	13,294,405	43,900	-	-	(13,075)	(14,080,615)	(653,343)
Amortization of consulting fees							13,075		13,075
Net loss for the year ended September 30, 2005								(722,676)	(722,676)
Balance at September 30, 2005, Restated	102,042,286	102,042	13,294,405	43,900	-	-	-	(14,803,291)	(1,362,944)
Net loss for the year ended September 30, 2006								(1,049,319)	(1,049,319)
Balance at September 30, 2006, Restated	102,042,286	102,042	13,294,405	43,900	-	-	-	(15,852,610)	(2,412,263)
Shares issued for services	4,592,915	4,593	80,336						84,929
Reclassification of 2001
Executive Option Plan as of July 17, 2007			(2,271,879)						(2,271,879)
Reclassification of beneficial conversion features liability related to advisory board compensation as of July 17, 2007			(269,851)						(269,851)
Reclassification of warrants related to 2004 stock purchase agreement as of July 17, 2007			(70,029)						(70,029)
Net loss for the year ended September 30, 2007								(2,168,226)	(2,168,226)
Balance at September 30, 2007, Restated	106,635,201	106,635	10,762,982	43,900	-	-	-	(18,020,836)	(7,107,319)
Net loss for the three months ended December 31, 2007								(4,467,977)	(4,467,977)
Balance at December 31, 2007,	106,635,201	$106,635	$10,762,982	$43,900	$-	$-	$-	$(22,488,813)	$(11,575,296)

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
Statement of Cash Flows (Unaudited)

			Cummulative
			from
	For the Three Months		Inception
	Ended Deceember 31,		(October 3, 1994) to
	2007	2006	December 31,2007
	(Restated)	(Restated)	(Restated)

Operating activities:
Net loss	$(4,467,977)	$(394,239)	$(22,488,813)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	8,157	7,793	627,180
Amortization of beneficial conversion features discount and warrant discount	405,651	91,528	1,288,669
Stock based compensation expense - employee	1,791,360		3,627,317
Stock based compensation expense - consultant	3,006,027	32,929	5,970,896
Decrease in warrant liabilities	(759,773)		(1,229,084)
Decrease in beneficial conversion features liabilities	(208,149)		(204,105)
Write-off of beneficial conversion features	(380,440)		(380,440)
Impairment of assets			514,755
Write-down of obsolete assets			38,862
Impairment of intangible assets			1,117,601
Loss on settlement of debt			130,268
Accrual of liquidating damages	46,125		61,500
Other			(799,044)
(Increase) decrease in assets:
Other current assets	(650)		(2,000)
Other assets			(104,600)
Increase (decrease) in liabilities:
Accounts payable	187,455	(59,576)	344,854
Accrued expenses	79,331	159,389	2,086,143
Net cash used in operating activities	(292,883)	(162,176)	(9,400,041)

Investing activities:
Acquisition of property and equipment	(26,666)		(398,121)
Acquisition of patents			(154,061)
Net cash used in investing activities	(26,666)	-	(552,182)

Financing activities:
Payment on notes payable to officer	(19,260)	(18,800)	(218,502)
Proceeds from notes payable, related party			457,433
Payments on notes payable to related party	(5,000)		(5,000)
Receipt from (payments to) equity line of credit	(27,336)	(75,000)	428,664
Proceeds from convertible notes payable		622,500	1,861,000
Issuance of common stock			7,386,094
Receipt of cash for stock to be issued			43,900
Net cash provided by (used in) financing activities	(51,596)	528,700	9,953,589

Net increase (decrease) in cash and cash equivalents	(371,145)	366,524	1,366

Cash and cash equivalents balances:
Beginning of period	372,511	4,544
End of month	$1,366	$371,068	$1,366

Cash and cash equivalents paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
December 31, 2007

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

Goodwill and other intangibles

Goodwill and intangible assets with indefinite lives will be tested annually for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets" (FAS 142). We will use our judgment in assessing whether assets may have become impaired between annual impairment tests. We perform our annual test for indicators of goodwill and non-amortizable intangible asset impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

Legal contingencies

From time to time we are a defendant in litigation. As required by Financial Accounting Standards Board Statement No. 5 "Accounting for Contingencies" (FAS 5), we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve the litigation cannot be predicted with any assurance of accuracy. Final settlement of a litigation matter could possibly result in significant effects on our results of operations, cash flows and financial position.

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

The cost of advertising is expensed as incurred. Total advertising costs were included in general and administrative expenses and were $2,474 and $1,410 for the three months ended December 31, 2007 and 2006, respectively.

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

In December 2007, FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. This statement has no effect on the financial statements as the Company does not have any outstanding non-controlling interest in one or more subsidiaries

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007:

Equipment and machinery	$213,166
Furniture and fixtures	24,594
Leasehold improvements	26,667
264,427
Less accumulated depreciation	(205,084)

Net Property and Equipment	$59,343

Depreciation expenses for the three month periods ended December 31, 2007 and 2006 were $8,157 and $7,793, respectively.

NOTE 4	ACCRUED EXPENSES (Restated)

Accrued expenses consisted of the following at December 31, 2007:

Accrued salaries and amounts withheld therefrom	$1,439,349
Advisory board compensation	576,000
Interest payable	196,936
Other accruals	140,792

Total accrued expenses	$2,353,077

NOTE 5	NOTES PAYABLE TO RELATED PARTIES

The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes bear interest at rates up to 13% and are due on demand. As of December 31, 2007, notes payable amounted to $124,000. The Company recorded $3,239 of interest expense on those notes during the three month period ended December 31, 2007.

NOTE 6	CONVERTIBLE NOTES PAYABLE (Restated)

Convertible Notes 1

Between October 2006 and February 2007, the Company completed an offering of $750,000 in principal amount of convertible notes, which bear interest at 10% per annum and mature at the earlier of (i) 18 months from the date of issuance (ii) an event of default or (iii) the closing of any equity related financing by the Company in which the gross proceeds are a minimum of $2,500,000. These notes are convertible into shares of the Company’s Common Stock at $0.05 per share or shares of any equity security issued by the Company at a conversion price equal to the price at which such security is sold to any other party. In the event that a registration statement covering the underlying shares was not declared effective within 180 days after the closing, the conversion price was to be reduced by $0.0025 per share for each 30 day period that the effectiveness of the registration statement was delayed but in no case could the conversion price be reduced below $0.04 per share. As of December 31, 2007, the conversion price was $0.04 per share.

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

The fair value of the embedded beneficial conversion features was $750,000 at the date of issuance using the Black Sholes valuation model with the following assumptions: risk free rate of return of 2.02% to 5.09%; volatility of 268% to 275%; dividend yield of 0% and an expected term of 1.5 years.

Based on the calculation of the fair value of the embedded beneficial conversion feature, the Company allocated $750,000 to the beneficial conversion feature and the beneficial conversion feature discount, and none to the convertible note at the date of issuance. The embedded beneficial conversion feature discount, which is $41,667 per month, is amortized to interest expense over the term of the note.

As of December 31, 2007, the outstanding principal amount of the convertible notes was $750,000 and the unamortized embedded beneficial conversion feature discount was $165,556, for a net convertible debt of $584,444.

For the three months ended December 31, 2007, interest expense was $19,375, and amortization expense for the embedded beneficial conversion feature discount was $125,000, which was included in interest expense in the other income (expense) section of the statement of operations.

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

The fair value of the embedded beneficial conversion features was $86,000 at the date of issuance using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.96%; volatility of 259.58%; dividend yield of 0% and an expected term of 1.5 years.

Based on the calculation of the fair value of the embedded beneficial conversion feature, the Company allocated $86,000 to the beneficial conversion feature and the beneficial conversion feature discount, and none to the convertible note. The embedded beneficial conversion feature discount, which is $4,778 per month, is amortized to interest expense over the term of the note.

As of December 31, 2007, the outstanding principal amount of the convertible notes was $86,000 and the unamortized embedded beneficial conversion feature discount was $52,556, for a net convertible debt of $33,444.

For the three months ended December 31, 2007, interest expense was $2,191, and amortization expense for the embedded beneficial conversion feature discount was $14,333, which was included in interest expense in the other income (expense) section of the statement of operations.

Calico Capital Management, LLC acted as a financial advisor for Convertible Notes 1 and 2 for the Company and received a fee of $75,000. Southridge acted as an agent for the Company in arranging the transaction for Convertible Notes 1 and 2. The Company recorded these fees as an expense during the period.

Convertible Notes 3

On July 17, 2007, the Company completed an offering of $1,025,000 in principal amount of Subordinated Convertible Debentures to a group of institutional and accredited investors, which bear interest at the rate of 8% per annum, and mature 12 months from the date of issuance. Convertible Notes 3 are convertible into shares of the Company’s Common Stock at an initial conversion rate of $0.22 per share, subject to anti-dilution adjustments. As part of the above offering the Company issued warrants to purchase 2,329,546 shares of Common Stock at an initial exercise price of $0.50 per share.

Under the terms of a Registration Rights Agreement signed in conjunction with this offering, the Company is required to file a registration statement under the Securities Act of 1933 in order to register the resale of the shares of Common Stock issuable upon conversion of the Convertible Notes 3 and the warrant shares (collectively, the "Registrable Securities"). If the Company did not file a registration statement with respect to the Registrable Securities within forty-five days following the closing of the offering, or if the registration statement was not declared effective by the Securities and Exchange Commission within 90 days, then the Company was required to pay to each purchaser damages equal to 1.5% of the purchase price paid by the purchaser for Convertible Notes 3 for each 30 day period that followed these deadlines. The aggregate amount of damages payable by the Company is limited to 15% of the purchase price. The Company had until August 31, 2007 to file the registration statement. As of and for the three months ended December 31, 2007, the Company recorded $61,500 and $46,125 as liquidated damages, respectively. No derivative liability is recorded as the amount of liquidated damage is fixed with a maximum ceiling.

The Company applied APB 14, paragraph 15 to determine the allocation of the proceeds of the convertible debt, which states that proceeds from the sale of debt with stock purchase warrants should be allocated between the debt and warrants, and paragraph 16 states that the proceeds should be allocated based on the relative fair values of the two securities at the time of issuance.

The fair value of the warrants was $741,371 at the date of issuance calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility of 219.89% to 226.04%; dividend yield of 0% and an expected term of 5 years. As a result, the relative fair value of the warrants was $430,189.

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

The fair value of the embedded beneficial conversion features was $594,811 at the date of issuance using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility of 219.89% to 226.04%; dividend yield of 0% and an expected term of 1 year.

Southridge acted as the Company’s agent in arranging the transaction, and received a placement fee of $102,500. Southridge also received warrants to purchase 465,909 shares of the Company’s Common Stock on the same terms and conditions as the warrants issued to the purchasers. The Company recorded the placement fees as an expense. The grant date fair value of the warrants amounted to $124,060 and was calculated using the Black-Sholes valuation model, using the following assumptions: risk free rate of return of 5.01%, volatility of 226.04%, dividend yield of 0% and expected term of five years.

As of December 31, 2007, the outstanding principal amount of the convertible notes was $1,025,000, unamortized warrant discount was $197,681 and unamortized embedded beneficial conversion feature discount was $273,153, for a net convertible debt of $554,167, and the number of outstanding warrants was 2,329,546.

For the three months ended December 31, 2007, interest expense was $20,219, amortization expense for the warrant discount was $107,547, which was included in interest expense in the other income (expense) section of the statement of operations, and amortization expense for the beneficial conversion feature discount was $148,702, which was also included in interest expense in the other income (expense) section of the statement of operations.

NOTE 7	WARRANT LIABILITY (Restated)

2001 Executive Officers Stock Option Plan

In October 2000, the Company amended its employment agreements with its executive officers. In conjunction with the amendments the Company adopted the 2001 Executive Officers Stock Option Plan. The plan reserved 7,576,680 shares of Common Stock for awards and, as of December 31, 2007, had issued options for the purchase of 7,034,140 shares of Common Stock.  The options expire 5 years from the date of issuance.

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

In accordance with EITF 00-19, the options were reclassified as of July 17, 2007 from additional paid-in capital to warrant liability on the balance sheet at the fair value of $2,271,879 using the Black Sholes valuation model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and an expected term of 3.67 years.

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities. The Company analyzed the options as of December 31, 2007 by following the guidance of SFAS 133, paragraph 6 to ascertain if the options issued remained derivatives as of December 31, 2007. All of the criteria in the original analysis were met, and the options issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. The Company next applied EITF 00-19, paragraph 10, which states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the Convertible Debentures on July 17, 2007.

 The fair value of the options was $1,223,588 as of December 31, 2007, calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 3.25 years.

The decrease in the fair value of the options was recorded by decreasing warrant liability on the balance sheet by $703,326 for the three months ended December 31, 2007.

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

The fair value of the warrants was $554,249 ($430,189 attributable to the holders of the Convertible Notes 3 and $124,060 attributable to the placement fee) at the date of issuance calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility of 219.89% to 226.04%; dividend yield of 0% and an expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the warrants as of December 31, 2007 by following the guidance of SFAS 133, paragraph 6 to ascertain if the warrants issued remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the warrants issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrants was determined to be $321,777 ($254,444 attributable to the holders of the Convertible Notes 3 and $67,333 attributable to the placement fee) as of December 31, 2007, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 4.42 to 4.50 years.

The decrease in the fair value of the warrants for the three months ended December 31, 2007 was recorded by decreasing warrant liabilities on the balance sheet by $178,155 ($125,228 attributable to the holders of the Convertible Notes 3 and $52,927 attributable to the placement fee).

Warrants Issued to Advisory Board Members

On December 13, 2007, the Company’s Board of Directors approved the issuance of five year warrants to the Company’s four advisory board members to purchase a total of 8,640,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share.

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

The fair value of the warrants was $1,557,704 at the date of issuance and was calculated using the Black Sholes valuation model with the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yields of 0% and expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the warrants by applying FASB 133, paragraph 6 to ascertain if the warrants remained derivatives as of December 31, 2007. All of the criteria in the original analysis were met, and the warrants issued were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by a company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the warrants was determined to be $1,533,300 as of December 31, 2007, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 4.92 years.

The decrease in the fair value of the warrants was $24,404 for the three months ended December 31, 2007, and recorded by decreasing the warrant liability on the balance sheet.

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

The fair value of the option was $171,520 at the date of issuance and was calculated using the Black Sholes valuation model with the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yields of 0% and expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the option by applying FASB 133, paragraph 6 to ascertain if the option remained a derivative as of December 31, 2007. All of the criteria in the original analysis were met, and the option issued was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the option was determined to be $177,465 as of December 31, 2007, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 4.92 years.

The increase in the fair value of the option was $5,945 for the three months ended December 31, 2007, and recorded by decreasing the warrant liability on the balance sheet.

Option Issued to Chief Financial Officer

On December 13, 2007, the Company’s Board of Directors approved the issuance of a five year option to the Chief Financial Officer to purchase a total of 1,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

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

The fair value of the option was $171,520 at the date of issuance and was calculated using the Black Sholes valuation model with the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yield of 0% and expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the option by applying FASB 133, paragraph 6 to ascertain if the option remained a derivative as of December 31, 2007. All of the criteria in the original analysis were met, and the option issued was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the option was determined to be $177,465 as of December 31, 2007 using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 4.92 years.

The increase in the fair value of the option was $5,945 for the three months ended December 31, 2007, and recorded by decreasing the warrant liability on the balance sheet.

Option Issued to Chief Executive Officer

On December 19, 2007, the Company entered into a one year Employment Agreement with Richard H. Papalian pursuant to which Mr. Papalian had been appointed as the Company’s Chief Executive Officer. As compensation for his services, the Company granted Mr. Papalian a five year option to purchase up to 8,539,312 shares of the Company’s Common Stock at an exercise price of $0.25 per share. As per the terms of the stock option agreement, the right to purchase 340,000 shares of Common Stock is not exercisable until the notes dated June 6, 2007 (Convertible Notes 2 as discussed in Note 6 above) are eligible for conversion into shares of Common Stock. These options were not issued from the 2001 Executive Officers Stock Option Plan. On the grant date, the Company applied FASB 133, paragraph 6 to determine if the option was within the scope and definition of a derivative. The option had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the option was determined to be a derivative. In order to determine how to classify the option, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the option, the Company applied EITF 00-19, paragraph 9, which states that contracts that require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the option was $1,448,321 at the date of issuance, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.26%; volatility of 98.01%; dividend yield of 0%; and an expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the option as of December 31, 2007 by applying FASB 133, paragraph 6 to ascertain if the option issued remained a derivative as of December 31, 2007. All of the criteria in the original analysis were met, and the option issued was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by a company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the option was $1,515,432 as of December 31, 2007, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 4.92 years.

The increase in the fair value of the option was $67,111 for the three months ended December 31, 2007, and was recorded by decreasing the warrant liability on the balance sheet.

Warrant Issued to Consultant

On December 19, 2007, the Company entered into a one year Consulting Agreement with Mark Maron pursuant to which Mr. Maron was appointed as Special Adviser to the Company. As compensation for his services, the Company granted Mr. Maron a five year warrant to purchase up to 8,539,312 shares of the Company’s Common Stock at an exercise price of $0.25 per share. As per the terms of the warrant agreement, the right to purchase 340,000 shares of Common Stock is not exercisable until the notes dated June 6, 2007 (Convertible Notes 2 as discussed in Note 6 above) are eligible for conversion into shares of Common Stock.  The warrant was not issued from the 2001 Executive Officers Stock Option Plan.

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

The fair value of the warrant was $1,448,321 at the date of issuance and was calculated using the Black Sholes valuation model with the following assumptions: risk free interest rate of 3.26%, expected volatility of 98.01%, dividend yield of 0% and expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the warrant by applying FASB 133, paragraph 6 to ascertain if the warrant remained a derivative as of September 30, 2007. All of the criteria in the original analysis were met, and the warrant was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the option was $1,515,432 as of December 31, 2007, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 4.92 years.

The increase in the fair value of the option was $67,111 for the three months ended December 31, 2007, and was recorded by decreasing the warrant liability on the balance sheet.

NOTE 8	BENEFICIAL CONVERSION FEATURES LIABILITY (Restated)

The Company issued convertible notes between October 17, 2006, and July 17, 2007 that mature between June 17, 2008 and December 31, 2008, and included embedded beneficial conversion features that allowed the holders of the convertible notes to convert their notes into Common Stock shares at rates between $.01 and $.22. The convertible notes accrue interest at rates between 8% and 10%, and any accrued but unpaid interest is also convertible by the holder of the convertible notes into shares of Common Stock at the same rate.

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

The fair value of the embedded beneficial conversion features was $1,430,811 at the date of issuance using the Black Sholes valuation model with the following assumptions: risk free rate of return of 2.02% to 5.09%; volatility of 108.5% to 274.86%; dividend yield of 0% and an expected term of 1 to 1.5 years.

The Company followed the guidance of SFAS 133, paragraph 6, to ascertain if the embedded beneficial conversion features remained derivatives as of December 31, 2007. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were determined to be within the scope and definition of a derivative. The Company followed the guidance of SFAS 133, paragraph 12, to determine if the embedded beneficial conversion features should be separated from the convertible notes. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were separated from the convertible notes. In order to determine the classification of the embedded beneficial conversion features, the Company applied paragraph 19 of EITF 00-19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. In order to determine the value of the embedded conversion features, the Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the embedded beneficial conversion features was $1,222,663 as of December 31, 2007, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0% and an expected term of .33 to 1.00 years.

The decrease in the fair value of the embedded beneficial conversion features were recorded by decreasing beneficial conversion features liability on the balance sheet by $208,149.

NOTE 9	STOCKHOLDERS’ EQUITY (Restated)

Common Stock

The Company has 150,000,000 authorized shares with $0.001 par value. As of December 31, 2007, the Company had 107,117,101 shares issued and 106,635,201 shares outstanding.

The Company did not issue shares of common stock during the three months ended December 31, 2007.

Stock Options

In October 2000, the Company entered into amendments to the employment agreements of each of the executive officers eliminating the provisions of stock bonuses. In lieu of the bonus provision, the Company adopted the 2001 Executive Officers Stock Option Plan. The Company reserved 7,576,680 shares for issuance under the plan. The fair value of the options related to the 2001 Executive Stock Option Plan was $1,223,588 as of December 31, 2007, which was calculated using the Black-Sholes valuation model, using the following assumptions: risk free rate of return of 3.34%, volatility of 98.01%, dividend yield of 0% and expected term of 3.25 years. The decrease in the fair value of the options of $703,326 for the three month period ended December 31, 2007 was recorded in decrease in warrant liability in the other income (expense) section of the statement of operations.

On December 19, 2007, the Company entered into a one year Employment Agreement with Richard H. Papalian pursuant to which Mr. Papalian has been appointed as the Company’s Chief Executive Officer. In terms of compensation, the Company granted Mr. Papalian a five year option to purchase up to 8,539,312 shares of the Company’s common stock at an exercise price of $0.25 per share. As per the terms of the stock option agreements, initially the options shall not be exercisable as to 340,000 shares of common stock. These options were issued outside of the 2001 Executive Officers Stock Option Plan. The fair value of the options was $1,448,321 at the date of issuance, which was calculated using the Black Sholes valuation model with the following assumptions: risk free interest rate of 3.26%; expected volatility of 98.01%; dividend yields of 0%; and expected term of 5 years. The fair value of the options was $1,515,432 as of December 31, 2007, which was calculated using the Black-Sholes valuation model, using the following assumptions: risk free rate of return of 3.34%, volatility of 98.01%, dividend yield of 0% and expected term of 4.92 years. The increase in the fair value of the options of $67,111 for the three months ended December 31, 2007 was recorded in decrease in warrant liability in the other income (expense) section of the statement of operations.

On December 13, 2007, the Company issued 2,000,000 options to two employees to purchase shares of Common Stock at $0.25 per share. The options expire on December 13, 2012. The fair value of the options was $343,039 at the date of issuance and calculated using the Black Sholes valuation model with the following assumptions: risk free interest rate of 3.26%; expected volatility of 98.01%; dividend yields of 0%; and expected term of 5 years. The fair value of the options was $354,930 as of December 31, 2007, which was calculated using the Black-Sholes valuation model, using the following assumptions: risk free rate of return of 3.34%, volatility of 98.01%, dividend yield of 0% and expected term of 4.92 years. The increase in the fair value of the options of $11,890 for the three months ended December 31, 2007 was recorded in decrease in warrant liability in the other income (expense) section of the statement of operations.

During the three month period ended December 31, 2007 the Company recorded $1,791,360 as stock based compensation expense relating to the options granted.

 A summary of the Company’s option activity is listed below:

	Weightred Average Exercise Price	Number of Outstanding Options	Aggregate Intrinsic Value

Outstanding as of September 30, 2007	$0.15	7,034,140	$-
Granted	0.25	10,539,312	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of December 31, 2007	$0.21	17,573,452	$-

Outstanding Options:

Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable

$0.15	7,034,140	7,034,140	3.25	$0.15	$0.15
0.25	10,539,312	4,134,828	4.92	0.25	0.25

Stock Warrants

On July 17, 2007 the Company completed an offering of $1,025,000 of Convertible Bridge Notes to a group of institutional and accredited investors which included warrants to purchase 2,795,454 shares of Common Stock (2,329,546 shares of Common Stock to holders of the convertible bridge notes, 465,908 shares of Common Stock as a placement fee) at an exercise price of $0.50 per share. The warrants expire five years from the date of issuance. The fair value of the warrants was $321,777 as of December 31, 2007, which was calculated using the Black-Sholes valuation model, using the following assumptions: risk free rate of return of 3.34%, volatility of 98.01%, dividend yield of 0% and expected term of 4.42 to 4.50 years. The decrease in the fair value of the options of $178,155 for the three month period ended December 31, 2007 was recorded in decrease in warrant liability in the other income (expense) section of the statement of operations.

On October 25, 2007, the Company entered into an agreement with its legal counsel, Richardson & Patel LLP, which included a five year warrant to purchase up to 150,000 shares of Common Stock at an exercise price of $0.25 per share for services.

On December 13, 2007, the Company’s Board of Directors approved the issuance of five year warrants to the Company’s three advisory board members to purchase a total of 8,640,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share.

On December 19, 2007, the Company entered into a one year Consulting Agreement with Mark Maron pursuant to which Mr. Maron has been appointed as Special Adviser to the Company. As compensation for his services, the Company granted Mr. Maron a five year warrant to purchase up to 8,539,312 shares of the Company’s common stock at an exercise price of $0.25 per share. As per the terms of the stock warrant agreements, initially the warrants shall not be exercisable as to 340,000 shares of common stock. These warrants were issued outside of the 2001 Executive Officers Stock Option Plan. The fair value of the warrant was $1,448,321 at the date of issuance and was calculated using the Black Sholes valuation model with the following assumptions: risk free interest rate of 3.26%, expected volatility of 98.01%, dividend yield of 0% and expected term of 5 years. The fair value of the warrants was $1,515,432 as of December 31, 2007, which was calculated using the Black-Sholes valuation model using the following assumptions: risk free rate of return of 3.34%, volatility of 98.01%, dividend yield of 0% and expected term of 4.92 years. The increase in the fair value of the warrants of $67,111 for the three months ended December 31, 2007 was recorded in decrease in warrant liability in the other income (expense) section of the statement of operations.

A summary of the Company’s Outstanding Warrants is listed below:

	Weightred
	Average	Number of	Aggregate
	Exercise	Outstanding	Intrinsic
	Price	Warrants	Value

Outstanding as of September 30, 2007	$0.50	2,795,454	$-
Granted	0.25	17,329,312	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of December 31, 2007	$0.28	20,124,766	$-

Warrants Outstanding

			Weighted	Weighted	Weighted
			Average	Average	Average
			Remaining	Exercise	Exercise
			Contractual	Price of	Price of
Exercise	Warrants	Warrants	Life	Options	Options
Price	Outstanding	Exercisable	in Years	Outstanding	Exercisable

0.50	2,795,454	2,795,454	4.50	$0.50	$0.50
0.25	150,000	150,000	4.75	$0.25	$0.25
0.25	17,179,312	10,774,828	4.92	0.25	0.25

NOTE 10	GOING CONCERN (Restated)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2007, the Company has incurred cumulative losses of $22,488,813 including a loss for the three months ended December 31, 2007 of $4,467,977. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate financing to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and other operating expenses, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. Its ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

Management expects an order for water treatment systems. Additionally, management will continue to identify new markets and demonstrate the water treatment unit to potential customers. Management will closely monitor and evaluate expenses to identify opportunities to reduce operating expenses.

NOTE 11	COMMITMENT

On February 19, 2007 the Company entered into a two year lease agreement beginning March 1, 2007. According to the terms of the agreement, at the beginning of each lease year, the then most recently published Consumer Price Index (CPI) figure shall be determined and the monthly rental payable for the succeeding lease year will be calculated.

As of August 1, 2008, we entered into a 36 month lease for an industrial site consisting of approximately 12,000 square feet of administrative offices and a manufacturing facility. Monthly lease payments for the period from August 1, 2008 through July 31, 2009 are $8,650 plus common area maintenance charges; monthly lease payments for the period from August 1, 2009 through July 31, 2010 are $8,995 plus common area maintenance charges and monthly lease payments for the period from August 1, 2010 through July 31, 2011 are $9,355 plus common area maintenance charges. The lease agreement includes an option to extend the lease for an additional 36 months. If the option is exercised, monthly payments over the three year term would be $9,730 plus common area maintenance charges from August 1, 2011 through July 31, 2012, $10,118 plus common area maintenance charges from August 1, 2012 through July 31, 2013, and $10,523 plus common area maintenance charges from August 1, 2013 through July 31, 2014. The future aggregate minimum annual lease payments arising from this lease agreement are as follows:

For the Year Ended September 30,
2009	$104,490
2010	108,660
2011	93,550

Total rent expense under the operating lease was approximately $18,470 for the year ended September 30, 2008. (See Note 12).

NOTE 12	SUBSEQUENT EVENTS (Restated)

Issuance of $425,000 in 10% Subordinated Notes Payable and Related Warrants

During January 2008, the Company completed an offering of $425,000 in subordinated debentures to a group of institutional and accredited investors. The notes mature on December 31, 2008 and bear interest at the rate of 10% per annum.

As part of the offering, the Company issued warrants to purchase 850,000 shares of Common Stock at $0.40 per share. The fair value of the warrants was $96,814 at the date of issuance and was calculated using the Black-Sholes valuation model using the following assumptions: risk free rate of return of 2.64% to 3.26%, volatility ranging from 97.08% to 98.27%, dividend yield of 0% and expected term of 5 years.

Issuance of $750,000 in Common Stock and Related Warrants

Between March 14 and May 28, 2008, the Company completed an offering of 7,500,000 shares of Common Stock at $0.10 per share to a group of institutional and accredited investors, for a total of $750,000.

As part of the offering, the Company issued warrants to purchase 15,000,000 shares of Common Stock at $0.10 per share. The grant date fair value of the warrants was $483,476 and was calculated using the Black-Sholes valuation model using the following assumptions: risk free rate of return of 1.32% to 2.17%, volatility ranging from 72.4% to 77.86%, dividend yield of 0% and expected life of 5 years.

Termination of Lease

On August 30, 2007, the Company entered into a five year lease agreement beginning October 1, 2007. On March 18, 2008, the Company successfully negotiated the termination of the lease by committing to issue 748,750 shares of the Company’s Common Stock, plus termination of all claims to its $100,000 security deposit. For the three months ended March 31, 2008, the Company wrote-off $29,166 of leasehold improvements and $100,000 of security deposit. The 748,750 shares of Common Stock represented $89,850 in rent expense.

Conversion of Debt Into Shares of Common Stock

From January 2008 to September 2008, the Company issued 17,149,359 shares of Common Stock for the conversion of notes payable and related accrued interest of $903,782.

Warrant Issued to Legal Counsel

On June 24, 2008, the Company entered into an agreement with its legal counsel to issue 600,139 shares of Common Stock and a six year warrant to purchase up to 400,000 shares of Common Stock at an exercise price of $0.15 per share for services previously rendered.

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

Warrant Issued to Legal Counsel

On July 22, 2008, the Company entered into an agreement with its legal counsel to issue 641,000 shares of Common Stock and a six year warrant to purchase up to 641,000 shares of Common Stock at an exercise price of $0.15 per share for services previously rendered.

Warrant Issued to Advisory Board Member

On September 23, 2008, the Company issued a five year warrant to a member of the Company’s advisory board to purchase 1,500,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share.

Lease of Administrative Offices and Manufacturing Facility

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

Purchase of Machinery and Equipment

On October 14, 2008, the Company entered into an agreement to purchase machinery and equipment from RJ Metals Co. for $125,000. The Company issued a total of 833,334 shares of Common Stock to three employees of RJ Metals Co. at $0.15 per share as consideration for the purchase.

Termination, Separation and Release Agreement with Chief Executive Officer

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

NOTE 13	RESTATEMENT

On December 11, 2007 the Company received a letter from the Securities & Exchange Commission relating to a registration statement on Form SB-2 filed by the Company on November 14, 2007. In responding to the letter, the Company recalculated the number of shares of Common Stock available for issuance and determined that as of September 30, 2007, the number of shares of Common Stock that would be required to be issued if all of the Company’s convertible securities, including debt securities, options and warrants were converted or exercised, exceeded the number of shares of authorized Common Stock. The difference between the original calculation and the recalculation is illustrated below.

	As
	Originally	As
	Calculated	Recalculated

Authorized shares per Articles of Incorportion	150,000,000	150,000,000
Outstanding shares	(106,635,201)	(106,635,201)
Available shares	43,364,799	43,364,799

Securities convertible or exercisable into common stock shares:
2001 Executive Officers Stock Option Plan	7,343,032	7,034,140
Advisory Board Compensation		11,520,000
2004 Stock Purchase Agreement		1,463,336
Warrants Related to 2004 Stock Purchase Agreement		1,463,336
Warrants Issued for Services During the Year Ended September 30, 2007		1,010,000
Beneficial Conversion Features	32,009,087	36,606,318
Warrants Related to $1,025,000 of Subordinated Convertible Debentures	2,159,088	2,795,454

	41,511,207	61,892,584

Adjustments to the original calculation included the following:

1.
In 2001, the Company adopted the 2001 Executive Officers Stock Option Plan. The plan has issued options to purchase 7,034,140 shares of Common Stock. The original calculation included options to purchase 7,343,032 shares of Common Stock, an overstatement of 308,892 shares of Common Stock.

2.
On October 1, 2004, the Company formed an advisory board consisting of four members. Each member was to receive $5,000 monthly from October 1, 2004, to February 22, 2007 (for a total of $576,000), convertible into Common Stock at $0.05 per share ($576,000/$.05 = 11,520,000 shares of Common Stock). The accrued expense related to converting the shares into Common Stock was not included in the original calculation.

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

5.
On November 14, 2006, the Company entered into agreements for services pursuant to which it issued warrants to purchase a total of 1,010,000 shares of Common Stock.  850,000 shares may be purchased at an exercise price of $0.05 per share and 160,000 shares may be purchased at an exercise price of $0.25 per share.  The warrants expire on November 13, 2011. The warrants were not included in the original calculation.

6.
As of September 30, 2007, the Company had Convertible Bridge Notes outstanding totaling $1,861,000 that included embedded beneficial conversion features that allowed for the conversion of the notes into shares of Common Stock at rates between $0.01 and $0.22, and matured between June 2008 and December 2008. The Bridge Notes accrue interest at rates between 8% and 10%, and any accrued but unpaid interest is also convertible into shares of Common Stock. The original calculation of the beneficial conversion feature did not include accrued interest of $209,843 that could be converted into 4,597,231 shares of Common Stock at maturity.

7.
On July 18, 2007 the Company completed an offering of $1,025,000 of Subordinated Convertible Debentures (the “Subordinated Debentures”) to a group of institutional and accredited investors. As part of this offering the Company issued warrants to purchase 2,795,454 shares of Common Stock at a price of $0.50 per share.  The number of warrant shares in the original calculation was 2,159,088.

Based on the result of the recalculation, the Company analyzed the effect on the balance sheet and the statements of operations and cash flows for the classification and valuation for all outstanding securities and contracts that were exercisable or convertible into shares of Common Stock as of September 30, 2007. The Company applied Emerging Issues Task Force (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and Financial Accounting Standard Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and determined that the financial statements were required to be restated.

The Company performed an analysis on the classification and valuation of all outstanding securities and contracts that were exercisable or convertible into shares of Common Stock as of December 31, 2007, in accordance with EITF 00-19, paragraph 10 which states that the classification of all contracts should be reassessed at each balance sheet date.

The analysis and results were as follows:

2001 Executive Officers Stock Option Plan

In October 2000, the Company amended its employment agreements with each of the executive officers. A result of the amendments was that the Company adopted the 2001 Executive Officers Stock Option Plan. The plan has reserved 7,576,680 shares of Common Stock and has issued options to purchase 7,034,140 shares of Common Stock that expire 5 years from the date of issuance.

Balance Sheet

On the grant date, the Company applied FASB 133, paragraph 6 to determine if the options were within the scope and definition of a derivative. The options: had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the options were determined to be derivatives. Emerging Issue Task Force, paragraphs 7 and 8 were then applied to determine the classification. These paragraphs state that contracts that require settlement in shares are equity instruments. EITF 00-19, paragraph 9 was applied to determine the value of the options. This paragraph states that contracts that require the company deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value. In accordance with EITF 00-19, the options were recorded in additional paid-in capital at fair value on the date of issuance.

The Company began the analysis for the restatement as of and for the year ended September 30, 2007 by applying FASB 133, paragraph 6 to ascertain if the options remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the options were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 19 was applied next, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. EITF 00-19, paragraph 10 was then applied. Paragraph 10 states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the $1,025,000 Convertible Bridge Notes on July 17, 2007.

In accordance with EITF 00-19, the options were reclassified as of July 17, 2007 from additional paid-in capital to warrant liabilities on the balance sheet, at the fair value of $2,271,879. The value was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and an expected term of 3.67 years.

EITF 00-19, paragraph 9 was then applied, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the options was determined to be $1,926,914 as of September 30, 2007 and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and an expected term of 3.5 years.

The Company began the analysis for the restatement by applying FASB 133, paragraph 6 to ascertain if the options remained derivatives as of December 31, 2007. All of the criteria in the original analysis were met, and the options were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9, which states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities, was also applied.

The fair value of the options was determined to be $1,223,588 as of December 31, 2007 and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 3.25 years.

The decrease in the fair value of the options was $703,326 for the three months ended December 31, 2007, and recorded by decreasing the warrant liability on the balance sheet.

Statement of Operations

EITF 00-19, paragraph 9 was applied which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

The change in the fair value of the options for the three months ended December 31, 2007 was $703,326 and included in decrease in warrant liability in the other income (expense) section of the statement of operations.

Statement of Cash Flows

The change in the statement of cash flows was the result of the change in the fair value of the options of $703,326.

Advisory Board Compensation

On October 1, 2004, the Company formed an advisory board consisting of four members. Each member was to receive $5,000 monthly from October 1, 2004 to February 22, 2007 for a total of $576,000, convertible by the advisory board members into 11,520,000 shares of Common Stock at a rate of $0.05 per share. The Company determined that: the accrued expense, embedded beneficial conversion feature, embedded beneficial conversion feature discount, and related amortization expense were not recorded at the date of issuance, or prior to the restatement of the financial statements as of September 30, 2007, no payments have been made to any advisory board members; and there has been no conversion by any Advisory Board members of the accrued liability into shares of Common Stock.

Balance Sheet

The Company began the analysis for the restatement by applying paragraph 6 of Financial Accounting Standard Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to ascertain if the embedded beneficial conversion features were derivatives at the date of issuance. The embedded beneficial conversion features had one or more underlings and one or more notional amounts; required no initial investment; and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be within the scope and definition of a derivative at the date of issuance. Next, FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be separated from the accrued expense. The Company determined that the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the accrued expense; the embedded beneficial conversion features and accrued expense are not remeasured at fair value at each balance sheet date; and a separate contract with the same terms would be a derivative pursuant to FASB 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were separated from the accrued expense to determine the classification and valuation. EITF 00-19, paragraphs 7 and 8 were applied to determine the classification. Paragraph 7 states that contracts which require net-cash settlement are liabilities, and paragraph 8 states that contracts which give the counterparty (advisory board members) a choice of net-cash settlement or settlement in shares are liabilities. Therefore, the embedded conversion features were determined to be liabilities. EITF 00-19, paragraph 9 was applied to determine the value. Paragraph 9 of EITF 00-19 states all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the monthly embedded beneficial conversion features was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 2.28% to 5.21%; volatility of 144.19% to 270.5%; dividend yield of 0% and an expected term of 5 years. The sum of the monthly accrued expenses and embedded beneficial conversion features from October 1, 2004 to September 30, 2006 was $480,000 and $210,149, respectively, and considered earned prior to October 1, 2006. Therefore, $480,000 was recorded to accrued expenses and deficit accumulated during development stage, $210,149 was recorded to beneficial conversion features liability and netted against accrued expenses as a discount, and $49,192 was recorded to accrued expenses and deficit accumulated during development stage for the amortization of the beneficial conversion features discount as of September 30, 2006.

The fair value of the monthly embedded beneficial conversion features was determined to be $480,000 as of September 30, 2006, and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.91%; volatility of 270.5%; dividend yield of 0%; and an expected term of 3.08 to 5 years. The increase in the fair value of the embedded beneficial conversion feature was recorded by increasing beneficial conversion feature liability and deficit accumulated during development stage on the balance sheet by $269,851.

During the year ended September 30, 2007, the Company incurred and recorded to accrued expenses $96,000 for advisory board compensation until February 22, 2007, the date the Company’s Board of Directors renegotiated the compensation.

The Company began the analysis of the beneficial conversion features for the restatement as of and for the year ended September 30, 2007 by applying FASB 133, paragraph 6 to ascertain if the embedded beneficial conversion features remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were determined to be within the scope and definition of a derivative. FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be separated from the advisory board compensation. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were separated from the advisory board compensation. EITF 00-19, paragraphs 7 and 8 were applied to determine the classification. Paragraph 7 states that contracts which require net-cash settlement are liabilities, and paragraph 8 states that contracts which give the counterparty (advisory board members) a choice of net-cash settlement or settlement in shares are liabilities. Therefore the embedded conversion features were determined to be liabilities. The change in the determination of the classification from equity to a liability was based on the rights of the holders of the convertible notes to convert the notes into shares of Common Stock. Therefore, share settlement is not controlled by the Company. EITF 00-19, paragraph 9 was applied to determine the value of the beneficial conversion features.  Paragraph 9 of EITF 00-19 states that all contracts classified as liabilities must be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the monthly embedded beneficial conversion features was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.94% to 5.09%; volatility of 268.59% to 277.2%; dividend yield of 0% and an expected term of 5 years. The sum of the embedded beneficial conversion features from October 1, 2006 to February 22, 2007 was $91,956 and was recorded to beneficial conversion features liability and netted against accrued expenses. Total amortization for the beneficial conversion features discount was $106,546 ($49,192 from October 1, 2004 to September 30, 2006 and $57,354 for the year ended September 30, 2007) as of September 30, 2007, and recorded to accrued expenses.

The fair value of the monthly embedded beneficial conversion features was determined to be $576,000 as of September 30, 2007, and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and an expected term of 2.08 to 4.42 years.

The Company began the analysis for the restatement as of and for the three months ended December 31, 2007 by applying FASB 133, paragraph 6 to ascertain if the beneficial conversion features remained derivatives subsequent to the date of issuance. All of the criteria in the original analysis were met, and the beneficial conversion features were determined to be within the scope and definition of a derivative. Next, FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be separated from the accrued expense. All of the criteria in the original analysis were met, and the beneficial conversion features were separated from the accrued liability. EITF 00-19, paragraphs 7 and 8 were applied to determine the classification. Paragraph 7 states that contracts which require net-cash settlement are liabilities, and paragraph 8 states that contracts which give the counterparty (the advisory board members) a choice of net-cash settlement or settlement in shares are liabilities. Therefore, the embedded conversion features were determined to be liabilities. EITF 00-19, paragraph 9 was applied to determine the value of the embedded beneficial conversion features.  Paragraph 9 of EITF 00-19 states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the monthly embedded beneficial conversion features was determined to be $576,000 as of December 31, 2007 and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 1.92 to 4.25years.

The beneficial conversion features discount amortization was $15,104 for the three months ended December 31, 2007, which increased accrued expenses.

Statement of Operations

EITF 00-19, paragraph 9 was applied which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

There was no increase in the fair value of the beneficial conversion features for the three months ended December 31, 2007.

The beneficial conversion feature discount amortization was determined to be $15,104 and has been included in general and administrative expenses in the operating expenses section of the statement of operations for the three months ended December 31, 2007.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the amortization of the beneficial conversion features discount of $15,104 on the statement of operations.

Warrants Related to 2004 Stock Purchase Agreement

Under the terms of a 2004 Stock Purchase Agreement, the Company issued warrants to purchase 1,463,336 shares of Common Stock at an exercise price of $0.03 which expire from February 9, 2007 to August 25, 2007. The Company determined that the warrants and related expense were not recorded at the date of issuance or prior to the restatement and there has been no exercise of the warrants into shares of Common Stock.

Balance Sheet

The Company began the analysis by applying FASB 133, paragraph 6 to determine if the warrants were within the scope and definition of a derivative at the date of issuance. The warrants: had one or more underlings, and one or more notional amounts; required no initial investment; and required or permitted net settlement. Therefore, the warrants were determined to be derivatives at the date of issuance. EITF 00-19, paragraphs 7 and 8 were then applied to determine classification. These paragraphs state that contracts which require settlement in shares are equity instruments. EITF 00-19, paragraph 9 was applied to determine the value of the options. Paragraph 9 of EITF 00-19 states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the warrants was determined to be $24,367 at the date of issuance which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.21% to 2.14%; volatility of 141.91% to 170.27%; dividend yield of 0% and an expected term of 5 years. The warrants were considered an expense prior to October 1, 2006. Therefore, $24,367 was recorded to additional paid-in capital and deficit accumulated during development stage.

EITF 00-19, paragraph 19 was applied next. Paragraph 19 states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company and the contract is required to be classified as a liability. EITF 00-19, paragraph 10 was then applied. This paragraph states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the $1,025,000 Convertible Bridge Notes on July 17, 2007.

In accordance with EITF 00-19, the warrants were reclassified as of July 17, 2007 from additional paid-in capital to warrant liabilities on the balance sheet at the fair value of $70,029, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and an expected term of .08 years.

EITF 00-19, paragraph 9 was also applied in the analysis. Paragraph 9 states that all contracts classified as liabilities must be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the warrants was $0 as of September 30, 2007, due to their expiration.

The decrease in the fair value of the warrants was $70,029 for the year ended September 30, 2007, which was recorded to warrant liability and accumulated deficit during development stage as of September 30, 2007.

Statement of Operations

There was no change in the fair value of the warrants for the three months ended December 31, 2007, due to their expiration.

Statement of Cash Flows

There was no change in the statement of cash flows for the three months ended December 31, 2007.

Beneficial Conversion Features

As of December 31, 2007, the Company had Convertible Bridge Notes outstanding totaling $1,861,000 which were issued between October 17, 2006 and July 17, 2007. The bridge notes included an embedded beneficial conversion feature that allowed the holders of the convertible notes to convert their notes into shares of Common Stock at rates between $0.01 and $0.22. The bridge notes mature between June 17, 2008 and December 31, 2008. The bridge notes accrue interest at rates between 8% and 10%, and any accrued but unpaid interest is also convertible by the holder of the bridge notes into shares of Common Stock at the same rate

Balance Sheet

On the date of issuance, the Company applied FASB 133, paragraph 6 to determine if the embedded beneficial conversion features were within the scope and definition of a derivative. The embedded beneficial conversion features had one or more underlings and one or more notional amounts; required no initial investment; and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be derivatives. Next, FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be separated from the convertible bridge notes. The Company determined that: the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the convertible bridge notes; the embedded beneficial conversion features and convertible bridge notes are not remeasured at fair value at each balance sheet date; and a separate contract with the same terms would be a derivative pursuant to FASB 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were separated from the convertible bridge notes to determine the classification and valuation. EITF 00-19, paragraphs 7 and 8 were then applied to determine the classification. Paragraphs 7 and 8 state that contracts which require settlement in shares are equity instruments. EITF 00-19, paragraph 9 was applied to determine the value of the embedded beneficial conversion features. Paragraph 9 states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value. Based on the analysis at the date of issuance, the embedded beneficial conversion features were recorded in additional paid-in capital at fair value on the date of issuance.

The fair value of the embedded beneficial conversion features was determined to be $1,021,570 at the date of issuance and was computed using the Black Sholes valuation model with the following assumptions: risk free rate of return of 6%; volatility of 122.67% to 195.97%; dividend yield of 0% and an expected term of 1 to 1.5 years.  The embedded beneficial conversion features discount was $706,186 as of September 30, 2007, net of amortization of $315,383, prior to the restatement.

The Company began the analysis of the beneficial conversion features for the restatement as of and for the year ended September 30, 2007 by applying FASB 133, paragraph 6 to ascertain if the embedded beneficial conversion features remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the embedded beneficial conversion features issued were determined to be within the scope and definition of a derivative. FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be separated from the convertible bridge notes. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were separated from the convertible bridge notes. EITF 00-19, paragraphs 7 and 8 were applied to determine the classification. Paragraph 7 states that contracts which require net-cash settlement are liabilities, and paragraph 8 states that contracts which give the counterparty (holders of the convertible notes) a choice of net-cash settlement or settlement in shares are liabilities. Therefore the embedded beneficial conversion features were determined to be liabilities. The change in the determination of the classification from equity to a liability was based on the rights of the holders of the convertible notes to convert the notes. Therefore, share settlement is not controlled by the Company. EITF 00-19, paragraph 9 was applied to determine the value. Paragraph 9 states that all contracts classified as liabilities must be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the embedded beneficial conversion features was recalculated and was determined to be $1,430,811 at the date of issuance. The fair value was computed using the Black Sholes valuation model with the following assumptions: risk free rate of return of 2.02% to 5.09%; volatility of 108.5% to 274.86%; dividend yield of 0% and an expected term of 1 to 1.5 years. Based on the recalculation, the embedded beneficial conversion features discount was $491,264, net of accumulated amortization of $939,547 as of December 31, 2007.

The fair value of the embedded beneficial conversion features was determined to be $1,430,811 as of September 30, 2007 and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0% and an expected term of .58 to 1.25 years.

The Company began the analysis for the restatement as of and for the three months ended December 31, 2007 by applying FASB 133, paragraph 6 to ascertain if the embedded beneficial conversion features remained derivatives subsequent to the date of issuance. All of the criteria in the original analysis were met, and the embedded beneficial conversion features issued were determined to be within the scope and definition of a derivative. FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be separated from the convertible bridge notes. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were separated from the convertible bridge notes. EITF 00-19, paragraphs 7 and 8 were applied to determine the classification. Paragraph 7 states that contracts which require net-cash settlement are liabilities, and paragraph 8 states that contracts which give the counterparty (holders of the convertible notes) a choice of net-cash settlement or settlement in shares are liabilities. Therefore the embedded conversion features were determined to be liabilities. The change in the determination of the classification from equity to a liability was based on the rights of the holders of the convertible notes to convert the notes into shares of Common Stock. Therefore, share settlement is not controlled by the Company. EITF 00-19, paragraph 9 was applied to determine the value of the embedded beneficial conversion features. Paragraph 9 states that all contracts classified as liabilities must be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the monthly embedded beneficial conversion features was determined to be $1,222,663 as of December 31, 2007, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of ..33 to 1 year.

The decrease in the fair value of the beneficial conversion features was determined to be $208,149 for the three months ended December 31, 2007, and was recorded in beneficial conversion features liability on the balance sheet.

The amortization of the beneficial conversion features discount was $56,038 for the three months ended December 31, 2007, which increased convertible notes.

Statement of Operations

The beneficial conversion features were analyzed in accordance with EITF 00-19, paragraph 9 which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

The decrease in the fair value of the beneficial conversion features was determined to be $208,149 for the three months ended December 31, 2007, and was recorded in increase (decrease) in beneficial conversion features liability, in the other income (expense) section of the statement of operations.

The amortization of the beneficial conversion features discount was $56,038 for the three months ended December 31, 2007, and was recorded in interest expense in the other income (expense) section of the statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the decrease in the fair value of the beneficial conversion features liability of $208,150 and the amortization of the beneficial conversion features discounts of $56,038 on the statement of operations.

Warrants related to $1,025,000 of Convertible Bridge Notes

On July 17, 2007 the Company completed an offering of $1,025,000 of Convertible Bridge Notes to a group of institutional and accredited investors which included warrants to purchase 2,795,454 shares of Common Stock (2,329,546 shares of Common Stock to holders of the convertible bridge notes, 465,908 shares of Common Stock as a placement fee) at an exercise price of $0.50 per share.

Balance Sheet

On the grant date, the Company applied FASB 133, paragraph 6 to determine if the warrants were within the scope and definition of a derivative. The warrants: had one or more underlings and one or more notional amounts; required no initial investment; and required or permitted net settlement. Therefore, the warrants were determined to be derivatives. EITF 00-19, paragraphs 7 and 8 were then applied to determine the classification. Paragraphs 7 and 8 state that contracts which require settlement in shares are equity instruments. EITF 00-19, paragraph 9 was applied to determine the value of the warrants. Paragraph 9 states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement must be initially measured at fair value. In accordance with EITF 00-19, the warrants were recorded in additional paid-in capital at fair value on the date of issuance.

The fair value of the warrants was calculated as $340,585 ($304,259 related to the holders of the convertible bridge notes, and $36,326 related to the placement fee) at the date of issuance using the Black Sholes valuation model with the following assumptions: risk free rate of return of 6%; volatility of 122.67% to 195.97%; dividend yield of 0% and an expected term of 5 years.

The Company began the analysis for the restatement of the financial statements as of and for the year ended September 30, 2007 by applying FASB 133, paragraph 6 to ascertain if the warrants issued remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the warrants issued were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 19 was applied next to determine classification. Paragraph 19 states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. EITF 00-19, paragraph 9 was applied to determine the value of the warrants. Paragraph 9 states that all contracts classified as liabilities must be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

Based on the change in the determination of the classification of the warrants, $340,585 was reclassified from additional paid-in capital to warrant liabilities.

The fair value of the warrants was recalculated and was determined to be $554,249 ($430,189 related to the holders of the convertible bridge notes, and $124,060 related to the placement fee) at the date of issuance using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility of 219.89% to 226.04%; dividend yield of 0% and an expected term of 5 years.

The fair value of the warrants was determined to be $499,932 ($379,672 related to the holders of the convertible bridge notes, and $120,260 related to the placement fee) as of September 30, 2007. The fair value was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and an expected term of 4.67 to 4.75 years.

The Company began the analysis for the restatement as of December 31, 2007 by applying FASB 133, paragraph 6 to ascertain if the warrants issued remained derivatives as of December 31, 2007. All of the criteria in the original analysis were met, and the warrants were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8, which states that if share settlement is not controlled by the company the contract is required to be classified as a liability, was applied. Paragraph 9 of EITF 00-19, which states that contracts classified as liabilities should be measured at fair value at each balance sheet date with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities, was also applied.

The fair value of the warrants was determined to be $321,778 as of December 31, 2007, and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 4.5 years.

The decrease in the fair value of the warrants was determined to be $178,154 for the three months ended December 31, 2007, and recorded by decreasing warrant liabilities on the balance sheet by $178,154 ($125,228 related to the holders of the convertible bridge notes, and $52,926 related to the placement fee).

The amortization of the warrant discount was $30,065 for the three months ended December 31, 2007, which increased convertible notes.

Statement of Operations

EITF 00-19, paragraph 9 was applied which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

The decrease in the fair value of the warrants was determined to be $178,154 for the three months ended December 31, 2007, and recorded in decrease in warrants in the other income (expense) section of the statement of operations.

The increase in the amortization of the warrant discount of $30,065 is included in interest expense in the other income (expense) section of the statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the decrease in the amount of $178,154 in the fair value of the warrants at the date of issuance on the statement of operations, and the increase in the amortization of the warrant discount of $30,065 on the balance sheet.

Table 1 shows the effect of each of the changes discussed above on the Company’s balance sheet, statement of operation, statement of equity (deficit), and statement of cash flows for the three months ended December 31, 2007.

Warrant Issued to Consultant

On December 19, 2007, the Company entered into a one year Consulting Agreement with Mark Maron pursuant to which Mr. Maron was appointed as Special Adviser to the Company. As compensation for his services, the Company granted Mr. Maron a five year warrant to purchase up to 8,539,312 shares of the Company’s Common Stock at an exercise price of $0.25 per share. As per the terms of the warrant agreement, the right to purchase 340,000 shares of Common Stock is not exercisable until the notes dated June 6, 2007 (Convertible Notes 2 as discussed in Note 6 to our financial statements) are eligible for conversion into shares of Common Stock.  The warrant was not issued from the 2001 Executive Officers Stock Option Plan.

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

The fair value of the warrant was determined to be $1,448,321 at the date of issuance and was calculated using the Black Sholes valuation model with the following assumptions: risk free interest rate of 3.26%, expected volatility of 98.01%, dividend yields of 0% and expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the warrant by applying FASB 133, paragraph 6 to ascertain if the warrant remained a derivative as of December 31, 2007. All of the criteria in the original analysis were met, and the warrant issued was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 was also applied, which states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the option was determined to be $1,515,432 as of December 31, 2007, and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 4.92 years.

The increase in the fair value of the option was $67,111 for the three months ended December 31, 2007, and was recorded by decreasing the warrant liability on the balance sheet.

Option Issued to Chief Executive Officer

On December 19, 2007, the Company entered into a one year Employment Agreement with Richard H. Papalian pursuant to which Mr. Papalian had been appointed as the Company’s Chief Executive Officer. As compensation for his services, the Company granted to Mr. Papalian a five year option to purchase up to 8,539,312 shares of the Company’s Common Stock at an exercise price of $0.25 per share. As per the terms of the stock option agreement, the right to purchase 340,000 shares of Common Stock is not exercisable until the notes dated June 6, 2007 (Convertible Notes 2 as discussed in Note 6 to our financial statements) are eligible for conversion into shares of Common Stock. These options were not issued from the 2001 Executive Officers Stock Option Plan. On the grant date, the Company applied FASB 133, paragraph 6 to determine if the option was within the scope and definition of a derivative. The option had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the option was determined to be a derivative. In order to determine how to classify the option, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the option, the Company applied EITF 00-19, paragraph 9, which states that contracts that require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the option was determined to be $1,448,321 at the date of issuance, and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.26%; volatility of 98.01%; dividend yield of 0%; and an expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the option as of December 31, 2007 by applying FASB 133, paragraph 6 to ascertain if the option remained a derivative as of December 31, 2007. All of the criteria in the original analysis were met, and the option was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by a company, the contract is required to be classified as a liability. Paragraph 9, which states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities, was also applied.

The fair value of the option was determined to be $1,515,432 as of December 31, 2007, and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 4.92 years.

The increase in the fair value of the option was $67,111 for the three months ended December 31, 2007, and was recorded by decreasing the warrant liability on the balance sheet.

Option Issued to Director

On December 13, 2007, the Company’s Board of Directors approved the issuance to a director of a five year option to purchase a total of 1,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

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

The fair value of the option was determined to be $171,520 at the date of issuance and was calculated using the Black Sholes valuation model with the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yield of 0% and expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the option by applying FASB 133, paragraph 6 to ascertain if the option remained a derivative as of December 31, 2007. All of the criteria in the original analysis were met, and the option was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9, which states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities, was also applied.

The fair value of the option was determined to be $177,465 as of December 31, 2007, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 4.92 years.

The increase in the fair value of the option was $5,945 for the three months ended December 31, 2007, and recorded by decreasing the warrant liability on the balance sheet.

Option Issued to Chief Financial Officer

On December 13, 2007, the Company’s Board of Directors approved the issuance to the Chief Financial Officer of a five year option to purchase a total of 1,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

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

The fair value of the option was determined to be $171,520 at the date of issuance and was calculated using the Black Sholes valuation model with the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yield of 0% and expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the option by applying FASB 133, paragraph 6 to ascertain if the option remained a derivative as of December 31, 2007. All of the criteria in the original analysis were met, and the option issued was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9, which states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities, was also applied.

The fair value of the option was determined to be $177,465 as of December 31, 2007, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 4.92 years.

The increase in the fair value of the option was $5,945 for the three months ended December 31, 2007, and recorded by decreasing the warrant liability on the balance sheet.

Table 1 - 2007

						Beneficial	Warrant
						Conversion	Related to		Option Issued
						Features	$1,025,000 of	Warrant Issued	to Chief Executive
		2001		Warrants		and	Convertible	to Consultant	Officer for the
		Executive		Related to	Warrant	Beneficial	Bridge Notes	for the Three	Three Month
	As	Officers	Advisory	2004 Stock	Issued	Conversion	and	Months Ended	Period Ended		Warrant Issued
	Previously	Option	Board	Purchase	for	Features	Warrant	December 31,	December 31,	Warrant Issued	to Chief		As
	Stated	Plan	Compensation	Agreement	Services	Discount	Discount	2007	2007	to Direcotr	Financial Officer	Reclassifications	Restated
Balance Sheet
Accrued expenses	$1,777,077		$576,000										$2,353,077
Convertible Notes, net	1,229,817					(17,075)	(40,691)						1,172,051
Warrant liability	-	1,223,588	1,533,300				321,778	1,515,432	1,515,432	177,465	177,465		6,464,460
Beneficial conversion feature liability	-					1,222,663							1,222,663
Additional paid-in capital	15,643,156	(2,271,879)	(269,848)	(45,663)	(100,811)	(1,021,570)	(340,585)	(414,909)	(414,909)				10,762,982
Deferred warrant expense	(67,038)				67,038								-
Deficit accumulated during development stage	(19,096,592)	1,048,291	(1,839,452)	45,663	33,773	(184,018)	59,498	(1,100,523)	(1,100,523)	(177,465)	(177,465)		(22,488,813)

Statement of Operations (for the three months ended December 31, 2007)
General and administrative	$1,367,677		$1,557,705		$(33,773)			$1,033,412	$1,033,412	$171,520	$171,520	$(236,904)	$5,064,569
Research and development	-											236,904	236,904
Interest expense	(188,625)		380,440			(288,036)	(30,065)						(126,286)
Decrease (increase) in warrant liability		703,326	24,405				178,154	(67,111)	(67,111)	(5,945)	(5,945)		759,773
Increase in beneficial conversion feature liability						208,149							208,149
Beneficial conversion feature expense	(231,998)					231,998							-
Basic and dilutive loss per s	(0.02)		(0.01)					(0.01)					(0.04)

Statement of Operations (since inception)
General and administrative	$14,519,764		$2,215,848	$24,367	$(33,773)		$87,734	$1,033,412	$1,033,412	$171,520	$171,520	$(829,730)	$18,394,074
Research and development	1,449,474											763,370	2,212,844
Interest expense	(658,869)		380,440			(624,165)	(85,239)					(315,382)	(1,303,215)
Decrease in warrant liability		1,048,291	24,405	70,029	-		232,471	(67,111)	(67,111)	(5,945)	(5,945)		1,229,084
Increase in beneficial conversion feature liability			(4,044)			208,149							204,105
Beneficial conversion feature expense	(548,858)					548,858							-
Legal settlement	434,603											(89,654)	344,949
Income taxes	10,800											2,592	13,392

Statement of Cash Flows (for the three months ended December 31, 2007)
Net loss	$(1,796,440)	$703,326	$(1,152,860)		$33,773	$152,111	$148,089	$(1,100,523)	$(1,100,523)	$(177,465)	$(177,465)		$(4,467,977)
Amortization of beneficial conversion features discount and warr	231,998					56,038	30,065					87,550	405,651
Stock based compensation expense- employee	414,909								1,033,411	171,520	171,520		1,791,360
Stock based compensation expense- consultant	414,909		1,557,706					1,033,412					3,006,027
(Decrease) increase in warrant liability		(703,326)	(24,405)		-		(178,154)	67,111	67,111	5,945	5,945		(759,773)
Increase in beneficial conversion feature liaiblity						(208,149)							(208,149)
Write-off of beneficial conversion feature			(380,440)										(380,440)
Accrued expenses	135,529		98,051									(46,125)	187,455
Accrual of liquidating damages												46,125	46,125
Beneficial conversion feature	231,998					(231,998)							-
Warrants issued for consultin	111,255											(111,255)

	As Previously Stated	2001 Executive Officers Option Plan	Advisory Board Compensation	Warrants Related to 2004 Stock Purchase Agreement	Warrants Issued for Services	Beneficial Conversion Features and Beneficial Conversion Features Discount	Warrants Related to $1,025,000 of Convertible Bridge Notes and Warrant Discount	Warrants Issued to Consultant for the Three Months Ended December 31, 2007	Options Issued to Employees for the Three Month Period Ended December 31, 2007	Warrant Issued to Direcotr	Warrant Issued to Chief Financial Officer	Reclassifications		As Restated
Statement of Cash Flows (since inception)
Net loss	$(19,096,592)	$1,048,291	$(1,839,452)	$45,663	$33,773	$184,018	$59,498	$(1,100,523)	$(1,100,523)	$(177,465)	$(177,465)	$(353,114	) $	(22,473,891)
Amoritzation of beneficial conversion feature discount and warrant discount	547,375		265,650			661,620	85,244					(271,220)		1,288,669
Stock based compensation expense - employee	414,909								1,033,412	171,520	171,520	1,835,956		3,627,317
Stock based compensation expense - consultant	414,909		1,557,705	24,366			541,652	1,033,412				2,398,852		5,970,896
Warrants issued for consulting services	217,366											(217,366)		-
Issuance of Common Stock for compensation	1,835,957											(1,835,957)		-
Issuance of Common Stock for services	2,181,486											(2,181,486)		-
Decrease in warrant liability		(1,048,291)	(24,405)	(70,029)			(232,471)	67,111	67,111	5,945	5,945			(1,229,084)
Decrease in beneficial conversion feature liability			4,044			(208,149)								(204,105)
Write-off of beneficial conversion feature			(576,000)											(576,000)
Increase in advances to employees	(512,727)											512,727		-
Decrease in other receivables	3,000											(3,000)		-
Increase in deposits	(104,600)											104,600		-

Other current assets												(2,000)		(2,000)
Other assets												(104,600)		(104,600)
Accounts payable	414,853											(69,999)		344,854
Accrued expenses	1,838,402		576,465									(133,164)		2,281,703
Accrual of liquidating damages												61,500		61,500
Proceeds from issuance of notes	2,313,433											(2,313,433)		-
Proceeds from convertible notes payable												1,861,000		1,861,000
Proceeds from notes payable to related party												457,433		457,433
Payments on notes payable to related party												(5,000)		(5,000)
Issuance of common stock for cash	7,376,094											10,000		7,386,094
Receipt of cash for stock to be issued	53,900											(10,000)		43,900
														-

Table 2 - 2006

						Beneficial	Warrant
						Conversion	Related to		Option Issued
						Features	$1,025,000 of	Warrant Issued	to Chief Executive
		2001		Warrants		and	Convertible	to Consultant	Officer for the
		Executive		Related to	Warrant	Beneficial	Bridge Notes	for the Three	Three Month
	As	Officers	Advisory	2004 Stock	Issued	Conversion	and	Months Ended	Period Ended		Warrant Issued
	Previously	Option	Board	Purchase	for	Features	Warrant	December 31,	December 31,	Warrant Issued	to Chief		As
	Stated	Plan	Compensation	Agreement	Services	Discount	Discount	2007	2007	to Direcotr	Financial Officer	Reclassifications	Restated
Statement of Operations (for the three months ended December 31, 2006)
General and administrative	$202,938		$72,304										$275,242
Interest expense	(19,242)					$(89,686)						(1,482)	(110,410)
Beneficial conversion feature	(1,482)											1,482	-

Statement of Cash Flows (for the three months ended December 31, 2006)
Net loss	$(232,249)		$(72,304)			$(89,686)							$(394,239)
Amortization of beneficial conversion features discount and warrant discount	1,842					89,686							91,528
Accrued expenses	87,085		72,304										159,389

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB/A filed by Sionix Corporation contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

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

MANAGEMENT. On December 19, 2007, the Company entered into a one year Employment Agreement with Richard H. Papalian and a one year Consulting Agreement with Mark Maron pursuant to which Mr. Papalian was appointed as the Company’s Chief Executive Officer and Mr. Maron was appointed as Special Adviser to the Company. As compensation for these services, the Company granted each person a five year option to purchase up to 8,539,312 shares of the Company’s common stock at an exercise price of $0.25 per share which represented 5% of the outstanding shares of the Company’s Common Stock on a fully diluted basis on the date the options were issued.

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

RESTATEMENT OF FINANCIAL STATEMENTS

On December 11, 2007 the Company received a comment letter from the Securities & Exchange Commission relating to a registration statement on Form SB-2 filed by the Company on November 14, 2007. In responding to the comment letter, the Company recalculated the number of shares of Common Stock available for issuance and determined that as of September 30, 2007, the number of shares of Common Stock that would be required to be issued if all of the Company’s convertible securities, including debt securities, options and warrants were converted or exercised, exceeded the number of shares of authorized Common Stock. The difference between the original calculation and the recalculation is illustrated below.

	As
	Originally	As
	Calculated	Recalculated

Authorized shares per Articles of Incorportion	150,000,000	150,000,000
Outstanding shares	(106,635,201)	(106,635,201)
Available shares	43,364,799	43,364,799

Securities convertible or exercisable into common stock shares:
2001 Executive Officers Stock Option Plan	7,343,032	7,034,140
Advisory Board Compensation		11,520,000
2004 Stock Purchase Agreement		1,463,336
Warrants Related to 2004 Stock Purchase Agreement		1,463,336
Warrants Issued for Services During the Year Ended September 30, 2007		1,010,000
Beneficial Conversion Features	32,009,087	36,606,318
Warrants Related to $1,025,000 of Subordinated Convertible Debentures	2,159,088	2,795,454
	41,511,207	61,892,584

Adjustments to the original calculation included the following:

1.
In 2001, the Company adopted the 2001 Executive Officers Stock Option Plan. The plan has issued options to purchase 7,034,140 shares of Common Stock. The original calculation included options to purchase 7,343,032 shares of Common Stock, an overstatement of 308,892 shares of Common Stock.

2.
On October 1, 2004, the Company formed an Advisory Board consisting of four members. Each member was to receive $5,000 monthly from October 1, 2004, to February 22, 2007 (for a total of $576,000), convertible into Common Stock at $0.05 per share ($576,000/$.05 = 11,520,000 shares of Common Stock). The accrued expense related to converting the shares into Common Stock was not included in the original calculation.

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

5.
On November 14, 2006, the Company entered into agreements for services pursuant to which it issued warrants to purchase a total of 1,010,000 shares of Common Stock.  850,000 shares may be purchased at an exercise price of $0.05 per share and 160,000 shares may be purchased at an exercise price of $0.25 per share.  The warrants expire on November 13, 2011. The warrants were not included in the original calculation.

6.
As of September 30, 2007, the Company had Convertible Bridge Notes outstanding totaling $1,861,000 that included embedded beneficial conversion features that allowed for the conversion of the notes into shares of Common Stock at rates between $0.01 and $0.22, and matured between June 2008 and December 2008. The Bridge Notes accrue interest at rates between 8% and 10%, and any accrued but unpaid interest is also convertible into shares of Common Stock. The original calculation of the beneficial conversion feature did not include accrued interest of $209,843 that could be converted into 4,597,231 shares of Common Stock at maturity.

7.
On July 18, 2007 the Company completed an offering of $1,025,000 of Subordinated Convertible Debentures (the “Subordinated Debentures”) to a group of institutional and accredited investors. As part of this offering the Company issued warrants to purchase 2,795,454 shares of Common Stock at a price of $0.50 per share.  The number of warrant shares in the original calculation was 2,159,088.

Based on the result of the recalculation, the Company analyzed the effect on the balance sheet and the statements of operations and cash flows for the classification and valuation for all outstanding securities and contracts that were exercisable or convertible into shares of Common Stock as of September 30, 2007. The Company applied Emerging Issues Task Force (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and Financial Accounting Standard Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and determined that the financial statements were required to be restated.

The Company performed an analysis on the classification and valuation of all outstanding securities and contracts that were exercisable or convertible into shares of Common Stock as of December 31, 2007, in accordance with EITF 00-19, paragraph 10 which states that the classification of all contracts should be reassessed at each balance sheet date.

The analysis and results were as follows:

2001 Executive Officers Stock Option Plan

In October 2000, the Company amended its employment agreements with each of the executive officers. A result of the amendments was that the Company adopted the 2001 Executive Officers Stock Option Plan. The plan has reserved 7,576,680 shares of Common Stock and has issued options to purchase 7,034,140 shares of Common Stock that expire 5 years from the date of issuance.

Balance Sheet

On the grant date, the Company applied FASB 133, paragraph 6 to determine if the options were within the scope and definition of a derivative. The options: had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the options were determined to be derivatives. Emerging Issue Task Force, paragraphs 7 and 8 were then applied to determine the classification which states that contracts that require settlement in shares are equity instruments. EITF 00-19, paragraph 9 was applied to determine the value of the options which states that contracts that require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value. In accordance with EITF 00-19, the options were recorded in additional paid-in capital at fair value on the date of issuance.

The Company began the analysis for the restatement as of and for the year ended September 30, 2007 by applying FASB 133, paragraph 6 to ascertain if the options remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the options were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 19 was applied next which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. EITF 00-19, paragraph 10 was then applied. Paragraph 10 states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the $1,025,000 Convertible Bridge Notes on July 17, 2007.

In accordance with EITF 00-19, the options were reclassified as of July 17, 2007, from additional paid-in capital to warrant liabilities on the balance sheet, at the fair value of $2,271,879 which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and an expected term of 3.67 years.

EITF 00-19, paragraph 9 was applied which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the options was determined to be $1,926,914 as of September 30, 2007 and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and an expected term of 3.5 years.

The Company began the analysis for the restatement by applying FASB 133, paragraph 6 to ascertain if the options remained derivatives as of December 31, 2007. All of the criteria in the original analysis were met, and the options were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the options was determined to be $1,223,588 as of December 31, 2007 and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 3.25 years.

The decrease in the fair value of the options was $703,326 for the three months ended December 31, 2007, and recorded by decreasing the warrant liability on the balance sheet.

Statement of Operations

EITF 00-19, paragraph 9 was applied which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

The change in the fair value of the options for the three months ended December 31, 2007 was $703,326 and included in decrease in warrant liability in the other income (expense) section of the statement of operations.

Statement of Cash Flows

The change in the statement of cash flows was the result of the change in the fair value of the options of $703,326.

Advisory Board Compensation

On October 1, 2004, the Company formed an Advisory Board consisting of four members. Each member was to receive $5,000 monthly from October 1, 2004 to February 22, 2007 for a total of $576,000, convertible by the Advisory Board members into 11,520,000 shares of Common Stock at a rate of $0.05 per share. The Company determined that: the accrued expense, embedded beneficial conversion feature, embedded beneficial conversion feature discount, and related amortization expense were not recorded at the date of issuance, or prior to the restatement of the financial statements as of September 30, 2007, as of December 31, 2007 no payments have been made to any Advisory Board members; and as of December 31, 2007 there has been no conversion by any Advisory Board members of the accrued liability into shares of Common Stock.

Balance Sheet

The Company began the analysis for the restatement by applying paragraph 6 of Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to ascertain if the embedded beneficial conversion features were derivatives at the date of issuance. The embedded beneficial conversion features had one or more underlings, and one or more notional amounts; required no initial investment; and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be within the scope and definition of a derivative at the date of issuance. Next, FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be separated from the accrued expense. The Company determined that the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the accrued expense; the embedded beneficial conversion features and accrued expense are not remeasured at fair value at each balance sheet date; and a separate contract with the same terms would be a derivative pursuant to FASB 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were separated from the accrued expense to determine the classification and valuation. EITF 00-19, paragraphs 7 and 8 were applied to determine the classification. Paragraph 7 states that contracts which require net-cash settlement are liabilities, and paragraph 8 states that contracts which give the counterparty (Advisory Board members) a choice of net-cash settlement or settlement in shares are liabilities. Therefore, the embedded conversion features were determined to be liabilities. EITF 00-19, paragraph 9 was applied to determine the value. Paragraph 9 of EITF 00-19 states all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the monthly embedded beneficial conversion features was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 2.28% to 5.21%; volatility of 144.19% to 270.5%; dividend yield of 0% and an expected term of 5 years. The sum of the monthly accrued expenses and embedded beneficial conversion features from October 1, 2004 to September 30, 2006 was $480,000 and $210,149, respectively, and considered earned prior to October 1, 2006. Therefore, $480,000 was recorded to accrued expenses and deficit accumulated during development stage, $210,149 was recorded to beneficial conversion features liability and netted against accrued expenses as a discount, and $49,192 was recorded to accrued expenses and deficit accumulated during development stage for the amortization of the beneficial conversion features discount, as of September 30, 2006.

The fair value of the monthly embedded beneficial conversion features was determined to be $480,000 as of September 30, 2006, and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.91%; volatility of 270.5%; dividend yield of 0%; and an expected term of 3.08 to 5 years. The increase in the fair value of the embedded beneficial conversion feature was recorded by increasing beneficial conversion feature liability and deficit accumulated during development stage on the balance sheet by $269,851.

During the year ended September 30, 2007, the Company incurred and recorded to accrued expenses $96,000 for Advisory Board compensation until February 22, 2007, the date the Company’s Board of Directors renegotiated the compensation.

The Company began the analysis of the beneficial conversion features for the restatement as of and for the year ended September 30, 2007 by applying FASB 133, paragraph 6 to ascertain if the embedded beneficial conversion features remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were determined to be within the scope and definition of a derivative. FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be separated from the convertible bridge notes. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were separated from the convertible bridge notes. EITF 00-19, paragraphs 7 and 8 were applied to determine the classification. Paragraph 7 states that contracts which require net-cash settlement are liabilities, and paragraph 8 states that contracts which give the counterparty (advisory board members) a choice of net-cash settlement or settlement in shares are liabilities. Therefore the embedded conversion features were determined to be liabilities. The change in the determination of the classification from equity to a liability was based on the rights of the advisory board members to convert the compensation into Common Stock. Therefore, share settlement is not controlled by the Company. EITF 00-19, paragraph 9 was applied to determine the value of the beneficial conversion features.  Paragraph 9 of EITF 00-19 states that all contracts classified as liabilities must be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the monthly embedded beneficial conversion features was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.94% to 5.09%; volatility of 268.59% to 277.2%; dividend yield of 0% and an expected term of 5 years. The sum of the embedded beneficial conversion features from October 1, 2006 to February 22, 2007 was $91,956 and was recorded to beneficial conversion features liability and netted against accrued expenses. Total amortization for the beneficial conversion features discount was $106,546 ($49,192 from October 1, 2004, to September 30, 2006, and $57,354 for the year ended September 30, 2007) as of September 30, 2007, and recorded to accrued expenses.

The fair value of the monthly embedded beneficial conversion features was determined to be $576,000 as of September 30, 2007, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and an expected term of 2.08 to 4.42 years.

The Company began the analysis for the restatement as of and for the three months ended December 31, 2007 by applying FASB 133, paragraph 6 to ascertain if the beneficial conversion features remained derivatives subsequent to the date of issuance. All of the criteria in the original analysis were met, and the beneficial conversion features were determined to be within the scope and definition of a derivative. Next, FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be separated from the accrued expense. All of the criteria in the original analysis were met, and the beneficial conversion features were separated from the accrued liability. EITF 00-19, paragraphs 7 and 8 were applied to determine the classification. Paragraph 7 states that contracts which require net-cash settlement are liabilities, and paragraph 8 states that contracts which give the counterparty (the Advisory Board members) a choice of net-cash settlement or settlement in shares are liabilities. Therefore, the embedded conversion features were determined to be liabilities. EITF 00-19, paragraph 9 was applied to determine the value of the embedded beneficial conversion features.  Paragraph 9 of EITF 00-19 states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the monthly embedded beneficial conversion features was determined to be $576,000 as of December 31, 2007, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 1.92 to 4.25years.

The beneficial conversion features discount amortization was $15,104 for the three months ended December 31, 2007, which increased accrued expenses.

Statement of Operations

EITF 00-19, paragraph 9 was applied which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

There was no increase in the fair value of the beneficial conversion features for the three months ended December 31, 2007.

The beneficial conversion feature discount amortization was determined to be $15,104 and has been included in general and administrative expenses in the operating expenses section of the statement of operations, for the three months ended December 31, 2007.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the amortization of the beneficial conversion features discount of $15,104 on the statement of operations.

Warrants Related to 2004 Stock Purchase Agreement

Under the terms of a 2004 Stock Purchase Agreement, the Company issued warrants to purchase 1,463,336 shares of Common Stock at an exercise price of $0.03 which expire from February 9, 2007 to August 25, 2007. The Company determined that the warrants and related expense were not recorded at the date of issuance or prior to the restatement and there has been no exercise of the warrants into shares of Common Stock.

Balance Sheet

The Company began the analysis by applying FASB 133, paragraph 6 to determine if the warrants were within the scope and definition of a derivative at the date of issuance. The warrants: had one or more underlings, and one or more notional amounts; required no initial investment; and required or permitted net settlement. Therefore, the warrants were determined to be derivatives at the date of issuance. EITF 00-19, paragraphs 7 and 8 were then applied to determine classification. These paragraphs state that contracts which require settlement in shares are equity instruments. EITF 00-19, paragraph 9 was applied to determine the value of the options. Paragraph 9 of EITF 00-19 states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the warrants was determined to be $24,367 at the date of issuance which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.21% to 2.14%; volatility of 141.91% to 170.27%; dividend yield of 0% and an expected term of 5 years. The warrants were considered an expense prior to October 1, 2006. Therefore, $24,367 was recorded to additional paid-in capital and deficit accumulated during development stage.

EITF 00-19, paragraph 19 was applied next. Paragraph 19 states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. EITF 00-19, paragraph 10 was then applied. This paragraph states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the $1,025,000 Convertible Bridge Notes on July 17, 2007.

In accordance with EITF 00-19, the warrants were reclassified as of July 17, 2007, from additional paid-in capital to warrant liabilities on the balance sheet, at the fair value of $70,029 which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and an expected term of .08 years.

EITF 00-19, paragraph 9 was applied. Paragraph 9 states that all contracts classified as liabilities must be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the warrants was $0 as of September 30, 2007, due to their expiration.

The decrease in the fair value of the warrants was $70,029 for the year ended September 30, 2007, which was recorded to warrant liability and accumulated deficit during development stage as of September 30, 2007.

Statement of Operations

There was no change in the fair value of the warrants for the three months ended December 31, 2007, due to their expiration.

Statement of Cash Flows

There was no change in the statement of cash flows for the three months ended December 31, 2007.

Beneficial Conversion Features

As of December 31, 2007, the Company had Convertible Bridge Notes outstanding totaling $1,861,000 which were issued between October 17, 2006 and July 17, 2007. The bridge notes included an embedded beneficial conversion feature that allowed the holders of the convertible notes to convert their notes into share of Common Stock at rates between $0.01 and $0.22. The bridge notes mature between June 17, 2008 and December 31, 2008. The bridge notes accrue interest at rates between 8% and 10%, and any accrued but unpaid interest is also convertible by the holder of the bridge notes into shares of Common Stock at the same rate

Balance Sheet

On the date of issuance, the Company applied FASB 133, paragraph 6 to determine if the embedded beneficial conversion features were within the scope and definition of a derivative. The embedded beneficial conversion features: had one or more underlings and one or more notional amounts; required no initial investment; and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be derivatives. Next, FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be separated from the convertible bridge notes. The Company determined that: the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the convertible bridge notes; the embedded beneficial conversion features and convertible bridge notes are not remeasured at fair value at each balance sheet date; and a separate contract with the same terms would be a derivative pursuant to FASB 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were separated from the convertible bridge notes to determine the classification and valuation. EITF 00-19, paragraphs 7 and 8 were then applied to determine the classification. Paragraphs 7 and 8 state that contracts which require settlement in shares are equity instruments. EITF 00-19, paragraph 9 was applied to determine the value of the embedded beneficial conversion features. Paragraph 9 states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value. Based on the analysis at the date of issuance, the embedded beneficial conversion features were recorded in additional paid-in capital at fair value on the date of issuance.

The fair value of the embedded beneficial conversion features were determined to be $1,021,5670 at the date of issuance and was computed using the Black Sholes valuation model with the following assumptions: risk free rate of return of 6%; volatility of 122.67% to 195.97%; dividend yield of 0% and an expected term of 1 to 1.5 years.  The embedded beneficial conversion features discount was $706,186 as of September 30, 2007, net of amortization of $315,383, prior to the restatement.

The Company began the analysis of the beneficial conversion features for the restatement as of and for the year ended September 30, 2007 by applying FASB 133, paragraph 6 to ascertain if the embedded beneficial conversion features remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the embedded beneficial conversion features issued were determined to be within the scope and definition of a derivative. FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be separated from the convertible bridge notes. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were separated from the convertible bridge notes. EITF 00-19, paragraphs 7 and 8 were applied to determine the classification. Paragraph 7 states that contracts which require net-cash settlement are liabilities, and paragraph 8 states that contracts which give the counterparty (holders of the convertible notes) a choice of net-cash settlement or settlement in shares are liabilities. Therefore the embedded beneficial conversion features were determined to be liabilities. The change in the determination of the classification from equity to a liability was based on the rights of the holders of the convertible notes to convert the note. Therefore, share settlement is not controlled by the Company. EITF 00-19, paragraph 9 was applied to determine the value. Paragraph 9 states that all contracts classified as liabilities must be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the embedded beneficial conversion features was recalculated and was determined to be $1,430,811 at the date of issuance and was computed using the Black Sholes valuation model with the following assumptions: risk free rate of return of 2.02% to 5.09%; volatility of 108.5% to 274.86%; dividend yield of 0% and an expected term of 1 to 1.5 years. Based on the recalculation, the embedded beneficial conversion features discount was $491,264, net of accumulated amortization of $939,547 as of December 31, 2007.

The fair value of the embedded beneficial conversion features was $1,430,811 as of September 30, 2007, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0% and an expected term of .58 to 1.25 years.

The Company began the analysis for the restatement as of and for the three months ended December 31, 2007 by applying FASB 133, paragraph 6 to ascertain if the embedded beneficial conversion features remained derivatives subsequent to the date of issuance. All of the criteria in the original analysis were met, and the embedded beneficial conversion features issued were determined to be within the scope and definition of a derivative. FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be separated from the convertible bridge notes. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were separated from the convertible bridge notes. EITF 00-19, paragraphs 7 and 8 were applied to determine the classification. Paragraph 7 states that contracts which require net-cash settlement are liabilities, and paragraph 8 states that contracts which give the counterparty (holders of the convertible notes) a choice of net-cash settlement or settlement in shares are liabilities. Therefore the embedded conversion features were determined to be liabilities. The change in the determination of the classification from equity to a liability was based on the rights of the holders of the convertible notes to convert the note. Therefore, share settlement is not controlled by the Company. EITF 00-19, paragraph 9 was applied to determine the value of the embedded beneficial conversion features. Paragraph 9 states that all contracts classified as liabilities must be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the monthly embedded beneficial conversion features was determined to be $1,222,663 as of December 31, 2007, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of ..33 to 1 year.

The decrease in the fair value of the beneficial conversion features was determined to be $208,149 for the three months ended December 31, 2007, and was recorded in beneficial conversion features liability on the balance sheet.

The amortization of the beneficial conversion features discount was $56,038 for the three months ended December 31, 2007, which increased convertible notes.

Statement of Operations

The beneficial conversion features were analyzed in accordance with EITF 00-19, paragraph 9 was applied which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

The decrease in the fair value of the beneficial conversion features was determined to be $208,149 for the three months ended December 31, 2007, and was recorded in increase (decrease) in beneficial conversion features liability, in the other income (expense) section of the statement of operations.

The amortization of the beneficial conversion features discount was $56,038 for the three months ended December 31, 2007, and was recorded in interest expense in the other income (expense) section of the statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the decrease in the fair value of the beneficial conversion features liability of $208,150 and the amortization of the beneficial conversion features discounts of $56,038 on the statement of operations.

Warrants related to $1,025,000 of Convertible Bridge Notes

On July 17, 2007 the Company completed an offering of $1,025,000 of Convertible Bridge Notes to a group of institutional and accredited investors which included warrants to purchase 2,795,454 shares of Common Stock (2,329,546 shares of Common Stock to holders of the convertible bridge notes, 465,908 shares of Common Stock as a placement fee) at an exercise price of $0.50 per share.

Balance Sheet

On the grant date, the Company applied FASB 133, paragraph 6 to determine if the warrants were within the scope and definition of a derivative. The warrants: had one or more underlings and one or more notional amounts; required no initial investment; and required or permitted net settlement. Therefore, the warrants were determined to be derivatives. EITF 00-19, paragraphs 7 and 8 were then applied to determine the classification. Paragraphs 7 and 8 state that contracts which require settlement in shares are equity instruments. EITF 00-19, paragraph 9 was applied to determine the value of the warrants. Paragraph 9 states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement must be initially measured at fair value. In accordance with EITF 00-19, the warrants were recorded in additional paid-in capital at fair value on the date of issuance.

The fair value of the warrants was calculated as $340,585 ($304,259 related to the holders of the convertible bridge notes, and $36,326 related to the placement fee) at the date of issuance using the Black Sholes valuation model with the following assumptions: risk free rate of return of 6%; volatility of 122.67% to 195.97%; dividend yield of 0% and an expected term of 5 years.

The Company began the analysis for the restatement of the financial statements as of and for the year ended September 30, 2007, by applying FASB 133, paragraph 6 to ascertain if the warrants issued remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the warrants issued were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 19 was applied next to determine classification. Paragraph 19 states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. EITF 00-19, paragraph 9 was applied to determine the value of the warrants. Paragraph 9 states that all contracts classified as liabilities must be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

Based on the change in the determination of the classification of the warrants, $340,585 was reclassified from additional paid-in capital to warrant liabilities.

The fair value of the warrants was recalculated and were determined to be $554,249 ($430,189 related to the holders of the convertible bridge notes, and $124,060 related to the placement fee) at the date of issuance using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility of 219.89% to 226.04%; dividend yield of 0% and an expected term of 5 years.

The fair value of the warrants was determined to be $499,932 ($379,672 related to the holders of the convertible bridge notes, and $120,260 related to the placement fee) as of September 30, 2007. The fair value was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and an expected term of 4.67 to 4.75 years.

The Company began the analysis for the restatement as of December 31, 2007 by applying FASB 133, paragraph 6 to ascertain if the warrants issued remained derivatives as of December 31, 2007. All of the criteria in the original analysis were met, and the warrants were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8, which states that if share settlement is not controlled by the company the contract is required to be classified as a liability was applied. Paragraph 9 of EITF 00-19, which states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities was also applied.

The fair value of the warrants was determined to be $321,778 as of December 31, 2007, and was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 4.5 years.

The decrease in the fair value of the warrants was determined to be $178,154 for the three months ended December 31, 2007, and recorded by decreasing warrant liabilities on the balance sheet by $178,154 ($125,228 related to the holders of the convertible bridge notes, and $52,926 related to the placement fee).

The amortization of the warrant discount was $30,065 for the three months ended December 31, 2007, which increased convertible notes.

Statement of Operations

EITF 00-19, paragraph 9 was applied which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

The decrease in the fair value of the warrants was $178,154 for the three months ended December 31, 2007, and recorded in decrease in warrants in the other income (expense) section of the statement of operations.

The increase in the amortization of the warrant discount of $30,065 is included in interest expense in the other income (expense) section of the statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the decrease in the amount of $178,154 in the fair value of the warrants at the date of issuance on the statement of operations, and the increase in the amortization of the warrant discount of $30,065 on the balance sheet.

Table 1 shows the effect of each of the changes discussed above on the Company’s balance sheet, statement of operation, statement of equity (deficit), and statement of cash flows for the three months ended December 31, 2007.

Warrant Issued to Consultant

On December 19, 2007, the Company entered into a one year Consulting Agreement with Mark Maron pursuant to which Mr. Maron was appointed as Special Adviser to the Company. As compensation for his services, the Company granted Mr. Maron a five year warrant to purchase up to 8,539,312 shares of the Company’s Common Stock at an exercise price of $0.25 per share. As per the terms of the warrant agreement, the right to purchase 340,000 shares of Common Stock is not exercisable until the notes dated June 6, 2007 (Convertible Note 2 as discussed in Note 6 to our financial statements) are eligible for conversion into shares of Common Stock.  The warrant was not issued from the 2001 Executive Officers Stock Option Plan.

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

The fair value of the warrant was determined to be $1,448,321 at the date of issuance and was calculated using the Black Sholes valuation model with the following assumptions: risk free interest rate of 3.26%, expected volatility of 98.01%, dividend yield of 0% and expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the warrant by applying FASB 133, paragraph 6 to ascertain if the warrant remained a derivative as of December 31, 2007. All of the criteria in the original analysis were met, and the warrant issued was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 was also applied which states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the option was determined to be $1,515,432 as of December 31, 2007, and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 4.92 years.

The increase in the fair value of the option was $67,111 for the three months ended December 31, 2007, and was recorded by decreasing the warrant liability on the balance sheet.

Option Issued to Chief Executive Officer

On December 19, 2007, the Company entered into a one year Employment Agreement with Richard H. Papalian pursuant to which Mr. Papalian had been appointed as the Company’s Chief Executive Officer. As compensation for his services, the Company granted to Mr. Papalian a five year option to purchase up to 8,539,312 shares of the Company’s Common Stock at an exercise price of $0.25 per share. As per the terms of the stock option agreement, the right to purchase 340,000 shares of Common Stock is not exercisable until the notes dated June 6, 2007 (Convertible Note 2 as discussed in Note 6 to our financial statements) are eligible for conversion into shares of Common Stock. These options were not issued from the 2001 Executive Officers Stock Option Plan. On the grant date, the Company applied FASB 133, paragraph 6 to determine if the option was within the scope and definition of a derivative. The option had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the option was determined to be a derivative. In order to determine how to classify the option, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the option, the Company applied EITF 00-19, paragraph 9, which states that contracts that require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the option was determined to be $1,448,321 at the date of issuance, and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.26%; volatility of 98.01%; dividend yield of 0%; and an expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the option as of December 31, 2007 by applying FASB 133, paragraph 6 to ascertain if the option remained a derivative as of December 31, 2007. All of the criteria in the original analysis were met, and the option was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by a company, the contract is required to be classified as a liability. Paragraph 9, which states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities was also applied.

The fair value of the option was determined to be $1,515,432 as of December 31, 2007, and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 4.92 years.

The increase in the fair value of the option was $67,111 for the three months ended December 31, 2007, and was recorded by decreasing the warrant liability on the balance sheet.

Option Issued to Director

On December 13, 2007, the Company’s Board of Directors approved the issuance to a director of a five year option to purchase a total of 1,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

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

The fair value of the option was determined to be $171,520 at the date of issuance and was calculated using the Black Sholes valuation model with the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yield of 0% and expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the option by applying FASB 133, paragraph 6 to ascertain if the option remained a derivative as of December 31, 2007. All of the criteria in the original analysis were met, and the option was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9, which states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities was also applied.

The fair value of the option was determined to be $177,465 as of December 31, 2007, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 4.92 years.

The increase in the fair value of the option was $5,945 for the three months ended December 31, 2007, and recorded by decreasing the warrant liability on the balance sheet.

Option Issued to Chief Financial Officer

On December 13, 2007, the Company’s Board of Directors approved the issuance to the Chief Financial Officer of a five year option to purchase a total of 1,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

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

The fair value of the option was determined to be $171,520 at the date of issuance and was calculated using the Black Sholes valuation model with the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yield of 0% and expected term of 5 years.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the option by applying FASB 133, paragraph 6 to ascertain if the option remained a derivative as of December 31, 2007. All of the criteria in the original analysis were met, and the option issued was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9, which states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities was also applied.

The fair value of the option was determined to be $177,465 as of December 31, 2007, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 4.92 years.

The increase in the fair value of the option was $5,945 for the three months ended December 31, 2007, and recorded by decreasing the warrant liability on the balance sheet.

Table 1 – 2007

						Beneficial	Warrant
						Conversion	Related to		Option Issued
						Features	$1,025,000 of	Warrant Issued	to Chief Executive
		2001		Warrants		and	Convertible	to Consultant	Officer for the
		Executive		Related to	Warrant	Beneficial	Bridge Notes	for the Three	Three Month
	As	Officers	Advisory	2004 Stock	Issued	Conversion	and	Months Ended	Period Ended		Warrant Issued
	Previously	Option	Board	Purchase	for	Features	Warrant	December 31,	December 31,	Warrant Issued	to Chief		As
	Stated	Plan	Compensation	Agreement	Services	Discount	Discount	2007	2007	to Direcotr	Financial Officer	Reclassifications	Restated
Balance Sheet
Accrued expenses	$1,777,077		$576,000										$2,353,077
Convertible Notes, net	1,229,817					(17,075)	(40,691)						1,172,051
Warrant liability	-	1,223,588	1,533,300				321,778	1,515,432	1,515,432	177,465	177,465		6,464,460
Beneficial conversion feature liability	-					1,222,663							1,222,663
Additional paid-in capital	15,643,156	(2,271,879)	(269,848)	(45,663)	(100,811)	(1,021,570)	(340,585)	(414,909)	(414,909)				10,762,982
Deferred warrant expense	(67,038)				67,038								-
Deficit accumulated during development stage	(19,096,592)	1,048,291	(1,839,452)	45,663	33,773	(184,018)	59,498	(1,100,523)	(1,100,523)	(177,465)	(177,465)		(22,488,813)

Statement of Operations (for the three months ended December 31, 2007)
General and administrative	$1,367,677		$1,557,705		$(33,773)			$1,033,412	$1,033,412	$171,520	$171,520	$(236,904)	$5,064,569
Research and development	-											236,904	236,904
Interest expense	(188,625)		380,440			(288,036)	(30,065)						(126,286)
Decrease (increase) in warrant liability		703,326	24,405				178,154	(67,111)	(67,111)	(5,945)	(5,945)		759,773
Increase in beneficial conversion feature liability						208,149							208,149
Beneficial conversion feature expense	(231,998)					231,998							-
Basic and dilutive loss per sh	(0.02)		(0.01)					(0.01)					(0.04)

Statement of Operations (since inception)
General and administrative	$14,519,764		$2,215,848	$24,367	$(33,773)		$87,734	$1,033,412	$1,033,412	$171,520	$171,520	$(829,730)	$18,394,074
Research and development	1,449,474											763,370	2,212,844
Interest expense	(658,869)		380,440			(624,165)	(85,239)					(315,382)	(1,303,215)
Decrease in warrant liability		1,048,291	24,405	70,029	-		232,471	(67,111)	(67,111)	(5,945)	(5,945)		1,229,084
Increase in beneficial conversion feature liability			(4,044)			208,149							204,105
Beneficial conversion feature expense	(548,858)					548,858							-
Legal settlement	434,603											(89,654)	344,949
Income taxes	10,800											2,592	13,392

Statement of Cash Flows (for the three months ended December 31, 2007)
Net loss	$(1,796,440)	$703,326	$(1,152,860)		$33,773	$152,111	$148,089	$(1,100,523)	$(1,100,523)	$(177,465)	$(177,465)		$(4,467,977)
Amortization of beneficial conversion features discount and warr	231,998					56,038	30,065					87,550	405,651
Stock based compensation expense- employee	414,909								1,033,411	171,520	171,520		1,791,360
Stock based compensation expense- consultant	414,909		1,557,706					1,033,412					3,006,027
(Decrease) increase in warrant liability		(703,326)	(24,405)				(178,154)	67,111	67,111	5,945	5,945		(759,773)
Increase in beneficial conversion feature liaiblity						(208,149)							(208,149)
Write-off of beneficial conversion feature			(380,440)										(380,440)
Accrued expenses	135,529		98,051									(46,125)	187,455
Accrual of liquidating damages												46,125	46,125
Beneficial conversion feature	231,998					(231,998)							-
Warrants issued for consultin	111,255											(111,255)

[
	As Previously Stated	2001 Executive Officers Option Plan	Advisory Board Compensation	Warrants Related to 2004 Stock Purchase Agreement	Warrants Issued for Services	Beneficial Conversion Features and Beneficial Conversion Features Discount	Warrants Related to $1,025,000 of Convertible Bridge Notes and Warrant Discount	Warrants Issued to Consultant for the Three Months Ended December 31, 2007	Options Issued to Employees for the Three Month Period Ended December 31, 2007	Warrant Issued to Direcotr	Warrant Issued to Chief Financial Officer	Reclassifications		As Restated
Statement of Cash Flows (since inception)
Net loss	$(19,096,592)	$1,048,291	$(1,839,452)	$45,663	$33,773	$184,018	$59,498	$(1,100,523)	$(1,100,523)	$(177,465)	$(177,465)	$(353,114	) $	(22,473,891)
Amoritzation of beneficial conversion feature discount and warrant discount	547,375		265,650			661,620	85,244					(271,220)		1,288,669
Stock based compensation expense - employee	414,909								1,033,412	171,520	171,520	1,835,956		3,627,317
Stock based compensation expense - consultant	414,909		1,557,705	24,366			541,652	1,033,412				2,398,852		5,970,896
Warrants issued for consulting services	217,366											(217,366)
Issuance of Common Stock for compensation	1,835,957											(1,835,957)
Issuance of Common Stock for services	2,181,486											(2,181,486)
Decrease in warrant liability		(1,048,291)	(24,405)	(70,029)			(232,471)	67,111	67,111	5,945	5,945			(1,229,084)
Decrease in beneficial conversion feature liability			4,044			(208,149)								(204,105)
Write-off of beneficial conversion feature			(576,000)											(576,000)
Increase in advances to employees	(512,727)											512,727
Decrease in other receivables	3,000											(3,000)
Increase in deposits	(104,600)											104,600

Other current assets												(2,000)		(2,000)
Other assets												(104,600)		(104,600)
Accounts payable	414,853											(69,999)		344,854
Accrued expenses	1,838,402		576,465									(133,164)		2,281,703
Accrual of liquidating damages												61,500		61,500
Proceeds from issuance of notes	2,313,433											(2,313,433)
Proceeds from convertible notes payable												1,861,000		1,861,000
Proceeds from notes payable to related party												457,433		457,433
Payments on notes payable to related party												(5,000)		(5,000)
Issuance of common stock for cash	7,376,094											10,000		7,386,094
Receipt of cash for stock to be issued	53,900											(10,000)		43,900
														-

Table 2 – 2006

						Beneficial	Warrant
						Conversion	Related to		Option Issued
						Features	$1,025,000 of	Warrant Issued	to Chief Executive
		2001		Warrants		and	Convertible	to Consultant	Officer for the
		Executive		Related to	Warrant	Beneficial	Bridge Notes	for the Three	Three Month
	As	Officers	Advisory	2004 Stock	Issued	Conversion	and	Months Ended	Period Ended		Warrant Issued
	Previously	Option	Board	Purchase	for	Features	Warrant	December 31,	December 31,	Warrant Issued	to Chief		As
	Stated	Plan	Compensation	Agreement	Services	Discount	Discount	2007	2007	to Direcotr	Financial Officer	Reclassifications	Restated
Statement of Operations (for the three months ended December 31, 2006)
General and administrative	$202,938		$72,304										$275,242
Interest expense	(19,242)					$(89,686)						(1,482)	(110,410)
Beneficial conversion feature	(1,482)											1,482

Statement of Cash Flows (for the three months ended December 31, 2006)
Net loss	$(232,249)		$(72,304)			$(89,686)							$(394,239)
Amortization of beneficial conversion features discount and warrant discount	1,842					89,686							91,528
Accrued expenses	87,085		72,304										159,389

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

Goodwill and other Intangibles. Goodwill and intangible assets with indefinite lives will be tested annually for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets" (FAS 142). We will use our judgment in assessing whether assets may have become impaired between annual impairment tests. We perform our annual test for indicators of goodwill and non-amortizable intangible asset impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

Legal Contingencies. From time to time we are a defendant in litigation. As required by Financial Accounting Standards Board Statement No. 5 "Accounting for Contingencies" (FAS 5), we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve litigation cannot be predicted with any assurance of accuracy. Final settlement of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

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

CONTRACTUAL OBLIGATIONS. The Company is committed under the following contractual obligations

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-Term Debt Obligations

Capital lease obligations

Operating lease obligations	2,218,527	432,525	910,920	875,412	0

Purchase obligations

Other long-term liabilities

RESULTS OF OPERATIONS (THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006). We had minimal operations during the 2006 fiscal year due to a lack of working capital. During the 2007 fiscal year, the Company began to raise money for its operations by selling debentures. As a result of these offerings, the Company was able to resume its operating activities, finalize the beta unit and begin testing of the process.

Revenues for the three months ended December 31, 2007 and 2006 were zero, as the Company has not yet commenced the sale of its product.

The Company incurred operating expenses of $5,309,630 for the three months ended December 31, 2007, an increase of $5,026,595 or approximately 1,776%, as compared to $283,035 for the three months ended December 31, 2006. General and administrative expenses were $5,064,569 for the three months ended December 31, 2007, an increase of $4,789,327 or approximately 1,740%, as compared to $275,242 for the three months ended December 31, 2006. The increase in general and administrative expenses was primarily due to the issuance of options and warrants having a value of $4,797,385 to Richard H. Papalian as the Company’s Chief Executive Office, Mark Maron as a Special Advisor, the Advisory Board members, Rodney Anderson as a director, and Robert McCray as the Chief Financial Officer. Research and development expenses incurred during the three months ended December 31, 2007 were $236,904, and there were no research and development expenses for the three months ended December 31, 2006.

Other income and (expense) was $842,553 for the three months ended December 31, 2007, an increase of $952,857 or approximately 864%, as compared to $(110,304) for the three months ended December 31, 2006. Decrease in warrant liability was $759,773 for the three months ended December 31, 2007 and represents the decrease in the fair value of the option and warrant liability. The options and warrants were required to be classified as liabilities as of July 17, 2007, and valued at fair value on each balance sheet date, with the change in value reported in earnings. Therefore there was no increase or decrease in the option and warrant liability for the three months ended December 31, 2006. The decrease in beneficial conversion feature liability of $208,149 for the three months ended December 31, 2007 represents the decrease in the fair value of the beneficial conversion features liability. The beneficial conversion features were required to be classified as liabilities as of July 17, 2007, and valued at fair value on each balance sheet date, with the change reported in earnings. Therefore there was no increase or decrease in the beneficial conversion features liability for the three months ended December 31, 2006.  Interest expense increased to $506,726 during the three months ended December 31, 2007, an increase of $396,316 or approximately 359%, as compared to $110,410 for the three months ended December 31, 2006. The increase in interest expense is primarily due to the amortization of the beneficial conversion features discount of $288,036 and warrant discount of $107,547.

Net loss was $4,467,977 for the three months ended December 31, 2007, an increase of $4,073,738 or approximately 1,033%, as compared to $394,239 for the three months ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES. Net cash flows used in our operating activities was $292,883 for the three months ended December 31, 2007, an increase of $130,707 or approximately 81%, as compared to $162,176 for the three months ended December 31, 2006. The increase in cash flows used in operating activities, not including the increase in net loss, is primarily attributable to the issuance of options and warrants for $4,797,385, amortization of the beneficial conversion features and warrant discount of $405,651, accrual of liquidating damages for $46,125, and decrease in the beneficial conversion features and warrant liability of $208,149 and $759,773, respectively.

Net cash flows used in our investing activities was $26,666 for the purchase of equipment, as compared to no use of cash for investing activities during the three months ended December 31, 2006.

Net cash flows used in financing activities was $51,596 for the three months ended December 31, 2007, an increase of cash flows used of $580,296, as compared to net cash flows provided by financing activities of $528,700 for the three months ended December 31, 2006. Cash used in the financing activities for the three months ended December 31, 2007 included a payment of $5,000 toward a note payable, payments of $27,336 toward notes payable under an equity line of credit, and payments totaling $19,260 to officers for loans made to us.

On December 31, 2007, the Company had cash and cash equivalents of $1,366. The sole source of liquidity has been borrowings from affiliates and the sale of our securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities and other financing activities, plus anticipated cash flow from operations during the 2008 fiscal year, will be sufficient to finance the Company's operations.  However, the Company has no commitments for financing or sales, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the fiscal year and, while there are anticipated sources of revenue, none of these sources have progressed to the stage where we can rely on any of these anticipated revenue sources.

As of December 31, 2007, the Company had an accumulated deficit of $22,488,813. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

GOING CONCERN OPINION. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2007, the Company has incurred cumulative losses of $22,488,813 including a loss for the three months ended December 31, 2007 of $4,467,977. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate financing to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its cost structure. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. Its ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if obtained, any such financing will likely involve additional fees and debt service requirements. Accordingly, there is no assurance that the Company will be able to implement its plans.

The Company expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable. It expects to incur increasing sales and marketing, research and development and general and administrative expenses. Also, the Company has a substantial amount of short-term debt which will need to be repaid with cash (unless it is converted into equity) or refinanced. As a result, if the Company begins to generate revenues from operations, those revenues will need to be significant in order to cover current and anticipated expenses. These factors have raised substantial doubt about the Company's ability to continue as a going concern unless it is able to obtain substantial additional financing in the short term and generate revenues over the long term. If the Company is unable to obtain financing, it would likely discontinue operations.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended,  (the “Exchange Act”), as of December 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  We have determined that our financial statements for the three month quarter ended December 31, 2007 could no longer be relied upon and, as described in Note 13 to the restated financial statements, have restated our financial position as of December 31, 2007 and results of operations, changes in stockholders’ equity and cash flows for the quarter ended December 31, 2007 and the cumulative period from October 3, 1994 (inception) to December 31, 2007.  Accordingly, we believe that the restated financial statements, included in this report, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and is applicable to us for the year ending September 30, 2008.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2007, the Company has not made any change to internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

On December 19, 2007 we granted an option to Mark Maron for the purchase of 8,539,312 shares of our common stock. The exercise price is $0.25 and the term of the option is five years. The right to purchase 2,561,794 shares of common stock vested on the date of grant. The right to purchase the remaining 5,977,518 shares is subject to certain performance vesting conditions. The option was issued to Mr. Maron in reliance on Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the option was issued without any form of general solicitation or general advertising and the acquirer was an accredited investor and had access to information that registration of the security would have provided.

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

Item 4	Submission of Matters to a vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

3.1	Articles of Incorporation, as amended and restated(1)

3.2	Bylaws, as amended and restated(1)

10.1	Employment Agreement dated December 19, 2007 between the registrant and Richard H. Papalian(2)

10.2        Notice of Grant of Stock Option and Stock Option Agreement dated December 19, 2007 between the registrant and Richard H. Papalian(2)

10.3	Indemnification Agreement dated December 19, 2007 between the registrant and Richard H. Papalian(2)

10.4	Consulting Agreement dated December 19, 2007 between the registrant and Mark Maron(2)

10.5         Notice of Grant of Stock Option and Stock Option Agreement dated December 19, 2007 between the registrant and Mark Maron(2)

31.1	Certification Pursuant to Rule 13a – 14(a) and 15d – 14(a)(4)*

31.2	Certification Pursuant to Rule 13a – 14(a) and 15d – 14(a)(4)*

32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*

(1)           Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2003.

(2)           Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 18, 2009

SIONIX CORPORATION

By:	/s/ james J. Houtz
James J. Houtz, Chief Executive Officer

By:	/s/ Rodney Anderson
Rodney Anderson, Chief Financial Officer