Form 10-Q
period 2008-12-31
SIONIX CORP
filed 2009-02-23
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
Commission file number                               002-95626-D

SIONIX CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0428526 (I.R.S. Employer Identification No.
3880 East Eagle Drive, Anaheim, California (Address of principal executive offices)	92807 (Zip Code)

Issuer’s telephone number (714) 678-1000

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 19, 2009 the number of shares of the registrant’s classes of common stock outstanding was 136,684,616.

Table of Contents

Part I - Financial Information	3

Item 1. Financial Statements	3

Balance Sheets as of December 31, 2008 (Unaudited) and September 30, 2008 (Audited)	3

Statements of Income (Operations) (Unaudited) for the three month ended December 31, 2008 and December 31, 2007 (Restated) and from inception (October 3, 1994) to December 31, 2008	4

Statement of Stockholders Equity (Deficit) (Unaudited) for the period from inception (October 3, 1994) to December 31, 2008	5-7

Statements of Cash Flows (Unaudited) for the three months ended December 31, 2008 and December 31, 2007 (Restated) and from inception (October 3, 1994) to December 31, 2008	8

Notes to unaudited financial statements	9

Forward-Looking Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3. Quantitative and Qualitative Disclosures About Market Risk	66

Item 4T. Controls and Procedures	66

Part II – Other Information	67

Item 1. Legal Proceedings	67

Item 1A. Risk Factors	67

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 3. Defaults Upon Senior Securities	68

Item 4. Submission of Matters to a Vote of Security Holders	68

Item 5. Other Information	68

Item 6. Exhibits	68

Signatures	70

Part I, Item 1.  Financial Statements.

Sionix Corporation
A Development Stage Company
Balance Sheet (Unaudited)
December 31, 2008

	December 31,	September 30,
	2008	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$565,224	$1,220,588
Inventory	318,474
Due from officer	125,000	92,500
Other current assets	56,872	46,395
TOTAL CURRENT ASSETS	1,065,570	1,359,483

PROPERTY AND EQUIPMENT, net	175,318	87,101

DEPOSITS	33,095	33,095
TOTAL ASSETS	$1,273,983	$1,479,679

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$459,014	$259,355
Accrued expenses	2,842,435	2,721,970
Customer deposits	1,260,000	1,260,000
Liquidated damages liability	153,750	153,750
Notes payable to related parties	114,000	114,000
Convertible notes, net	2,004,333	2,041,443
10% subordinated notes payable, net	425,000	400,796
Warrant and option liability	1,844,207	3,446,823
Beneficial conversion feature		26,000
TOTAL CURRENT LIABILITIES	9,102,739	10,424,137

STOCKHOLDERS' DEFICIT
Common Stock (150,000,000 shares authorized; 136,684,616 shares issued; 136,202,716 shares outstanding)	136,202	134,274
Additional paid-in capital	12,979,393	12,688,495
Shares to be issued	400	126,429
Deficit accumulated during development stage	(20,944,751)	(21,893,656)
TOTAL STOCKHOLDERS' DEFICIT	(7,828,756)	(8,944,458)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,273,983	$1,479,679

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
Statements of Income (Operations) (Unaudited)

	For the three months		Cummulative from
	ended December 31,		Inception
		2007	(October 3, 1994)
	2008	(As Restated)	to December 31, 2008

Operating expenses
General and administrative	$621,543	$5,064,569	$21,396,823
Research and development	178,963	236,904	3,215,836
Depreciation and amortization	12,359	8,157	569,734
Total operating expenses	812,865	5,309,630	25,182,393
Loss from Operations	(812,865)	(5,309,630)	(25,182,393)

Other income (expense)
Interest income	3,591	917	69,965
Interest expense	(94,765)	(506,726)	(2,774,323)
Decrease in warrant liability	1,851,368	759,773	7,069,608
Decrease (increase) in beneficial
conversion features liability	26,000	208,149	1,426,767
Impairment of intangibles			(1,267,278)
Inventory obsolesence			(365,078)
Legal settlement			344,949
Loss on settlement of debt			(484,577)
Write-off of property and equipment	(24,424)		(24,424)
Write-off of beneficial conversion			(125,015)
feature and discount		380,440	380,440
Total Other Income (Expense)	1,761,770	842,553	4,251,034
Loss before income taxes	948,905	(4,467,077)	(20,931,359)
Income Taxes		900	13,392
Net Income (Loss)	$948,905	$(4,467,977)	$(20,944,751)

Basic income (loss) per share	$0.01	$(0.04)
Dilutive income (loss) per share	$0.01	$(0.04)

Basic and dilutive wighted average nubmer of
shares of Common Stock outstanding	135,582,425	106,635,201

The accompanying notes form an integral part of these unaudited financial statements.

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 3, 1994) TO DECEMBER 31, 2008
(UNAUDITED)

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

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) – Continued
FOR THE PERIOD FROM INCEPTION (OCTOBER 3, 1994) TO DECEMBER 31, 2008
(UNAUDITED)

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

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
FOR THE PERIOD FROM INCEPTION (OCTOBER 3, 1994) TO DECEMBER 31, 2008
(UNAUDITED)

								Deficit	Total
	Common Stock		Additional	Stock	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Receivable	Cancelled	Fees	Inception	(Deficit)

Balance at September 30, 2004, Restated	102,042,286	102,042	13,294,405	43,900	-	-	(13,075)	(14,080,615)	(653,343)
Amortization of consulting fees							13,075		13,075
Net loss for the year ended
September 30, 2005								(722,676)	(722,676)
Balance at September 30, 2005,	102,042,286	102,042	13,294,405	43,900	-	-	-	(14,803,291)	(1,362,944)
Net loss for the year ended
September 30, 2006								(1,049,319)	(1,049,319)
Balance at September 30, 2006,	102,042,286	102,042	13,294,405	43,900	-	-	-	(15,852,610)	(2,412,263)
Shares issued for services	4,592,915	4,593	80,336						84,929
Reclassification of 2001
Executive Option Plan
as of July 17, 2007			(2,271,879)						(2,271,879)
Reclassification of
beneficial conversion
features liability related to
advisory board
compensation as of July 17, 2007			(269,851)						(269,851)
Reclassification of warrants
related to 2004 stock
purchase agreement
as of July 17, 2007			(70,029)						(70,029)
Net loss for the year ended
September 30, 2007								(2,168,226)	(2,168,226)
Balance at September 30, 2007,	106,635,201	106,635	10,762,982	43,900	-	-	-	(18,020,836)	(7,107,319)
Shares issued for services	1,539,750	1,540	254,330						255,870
Shares to be issued for services				126,029					126,029
Shares converted from debt	17,149,359	17,149	886,633						903,782
Shares issued for cash	8,950,003	8,950	784,550	(43,500)					750,000
Net loss for the year ended
September 30, 2008								(3,872,820)	(3,872,820)
Balance at September 30, 2008	134,274,313	134,274	12,688,495	126,429	-	-	-	(21,893,656)	(8,944,458)
Shares issued for services	600,139	600	125,429	(126,029)					-
Shares converted from debt	494,930	495	41,302						41,797
Shares issued for property
and equipment	833,333	833	124,167						125,000
Net income for the three months ended December 31, 2008								948,905	948,905
	136,202,715	$136,202	$12,979,393	$400	$-	$-	$-	$(20,944,751)	$(7,828,756)

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
Statement of Cash Flows (Unaudited)

			Cummulative
	For the Three Months		from
	Ended Deceember 31,		Inception
		2007	(October 3, 1994) to
	2008	(As Restated)	December 31,2008

Operating activities:
Net income (loss)	$948,905	$(4,494,289)	$(20,944,751)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	12,359	8,157	656,651
Amortization of beneficial conversion features discount and
warrant discount	27,094	405,651	2,074,433
Stock based compensation expense - employee	238,244	1,791,360	3,917,146
Stock based compensation expense - consultant	10,508	3,038,421	6,661,099
Impairment of assets			514,755
Write-down of obsolete assets			38,862
Impairment of intangible assets			1,117,601
Loss on settlement of debt			384,577
Loss on lease termination			125,015
Write-off of property and equipment	57,581		57,581
Write-off of beneficial conversion features		(380,440)	(576,000)
Stock issued for services and rent			114,850
Accrual of liquidating damages		46,125	153,750
Other			(799,044)
(Increase) decrease in assets:
Inventory	(318,474)		(318,474)
Due from officer	(32,500)		(125,000)
Other current assets	(10,477)	(650)	(56,872)
Other assets			(133,095)
Increase (decrease) in liabilities:
Accounts payable	199,660	187,455	615,179
Accrued expenses	122,261	79,331	2,859,973
Customer deposits			1,260,000
Warrant liability	(1,851,368)	(765,855)	(7,069,608)
Beneficial conversion feature liability	(26,000)	(208,149)	(1,426,768)
Net cash used in operating activities	(622,207)	(292,883)	(10,898,140)

Investing activities:
Acquisition of property and equipment	(3,157)	(26,666)	(471,164)
Acquisition of patents			(154,061)
Net cash used in investing activities	(3,157)	(26,666)	(625,225)

Financing activities:
Payment on notes payable to officer		(19,260)	(218,502)
Proceeds from notes payable, related party			442,433
Payments on notes payable to related party		(5,000)	428,664
Receipt from (payments to) equity line of credit		(27,336)
Proceeds from convertible notes payable			3,286,000
Issuance of common stock			8,179,594
Receipt of cash for stock to be issued			400
Net cash provided by (used in) financing activities	-	(51,596)	12,118,589

Net increase (decrease) in cash and cash equivalents	(625,364)	(371,145)	595,224

Cash and cash equivalents balances:
Beginning of period	1,220,588	372,511
End of month	$595,224	$1,366	$595,224

Cash and cash equivalents paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
December 31, 2008

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

ADVERTISING

The cost of advertising is expensed as incurred. Total advertising costs were $0 and $2,474 for the three months ended December 31, 2008 and 2007, respectively.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended December 31,
	2008			2007
	Net		Per	Net		Per
	Income	Shares	Share	Loss	Shares	Share
Basic Earnings Per Share
Net Income (Loss) Available to Stockholders	$948,905	113,727,973	$0.01	$4,467,977	106,635,201	$0.04
Effect of Dilutive Securities	(203,523)	-	-	-	-	-

Diluted Earnings Per Share	$745,382	113,727,973	$0.01	$4,467,977	106,635,201	$0.04

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

CONCENTRATION OF CREDIT RISK

As of December 31, 2008 the Company had deposits in financial institutions over the federally insured limits of $100,000. The Company does not believe there is any credit risk related to these deposits due to the financial condition of the financial institution.

RECLASSIFICATIONS

Certain items in the prior financial statements have been reclassified to conform to the current period’s presentation. These reclassifications have no effect on the previously reported net loss.

Note 3 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)
Machinery and equipment	$367,003	$243,712
Furniture and fixtures	41,176	41,176
Leasehold improvement	1,695	24,408
TOTAL PROPERTY AND EQUIPMENT	409,874	309,296
Less accumulated depreciation	(234,556)	(222,195)

NET PROPERTY AND EQUIPMENT	$175,318	$87,101

Depreciation expenses for the three months ended December 31, 2008 and 2007 were $12,359 and $8,157, respectively.

Note 4 ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)

Accrued salaries	$1,571,867	$1,493,444
Advisory board compensation	576,000	576,000
Auto allowance accruals	100,634	94,408
Interest payable	337,890	272,016
Other accruals	256,044	286,102

TOTAL ACCRUED EXPENSES	$2,842,435	$2,721,970

Note 5 CUSTOMER DEPOSITS

In May 2008, the Company received an order for two water filtration systems, which required a deposit. The Company is in the design phase of the manufacturing process, and has not recognized any revenue related to these water filtration systems. As of December 31, 2008, customer deposits were $1,260,000.

Note 6 NOTES PAYABLE – RELATED PARTIES

The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes bear interest at rates up to 13% and are due on demand. As of December 31, 2008 and September 30, 2008, notes payable amounted to $114,000. Accrued interest on the notes amounted to $77,470 and 74,482 at December 31, 2008 and September 30, 2008, respectively, and is included in accrued expenses. Interest expenses on these notes for the quarters ended December 31, 2008 and 2007 amounted to $2,987 and $3,239, respectively.

Note 7 CONVERTIBLE NOTES

Convertible Notes 1

Between October 2006 and February 2007, the Company completed an offering of $750,000 in principal amount of convertible notes, which bear interest at 10% per annum and mature at the earlier of (i) 18 months from the date of issuance (ii) an event of default or (iii) the closing of any equity related financing by the Company in which the gross proceeds are a minimum of $2,500,000. These notes are convertible into shares of the Company’s Common Stock at $0.05 per share or shares of any equity security issued by the Company at a conversion price equal to the price at which such security is sold to any other party. In the event that a registration statement covering the underlying shares was not declared effective within 180 days after the closing, the conversion price was to be reduced by $0.0025 per share for each 30 day period that the effectiveness of the registration statement was delayed but in no case could the conversion price to be reduced below $0.04 per share. As of December 31, 2008 the conversion price was $0.04 per share.

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

As of December 31, 2008, the outstanding principal amount of the convertible notes was $523,333 and there was no unamortized embedded beneficial conversion feature discount. As of August 27, 2008, the convertible notes had matured and the outstanding principal amount of $533,333 and accrued interest of $86,981 were due. Since the convertible notes matured, $10,000 of principal has been converted into 250,000 shares of Common Stock and the Company has not repaid the remaining outstanding amount of the convertible notes.

For the three months ended December 31, 2008, interest expense was $13,556, which was included in the other income (expense) section of the statement of income (operations).

For the three months ended December 31, 2007, interest expense was $19,375, and amortization expense for the embedded beneficial conversion feature discount was $125,000, which was included in interest expense in the other income (expense) section of the statement of income (operations).

Calico Capital Management, LLC acted as a financial advisor for Convertible Notes 1 and 2 for the Company and received a fee of $75,000. Southridge Investment Group LLC, Ridgefield, Connecticut (“Southridge) acted as an agent for the Company in arranging the transaction for Convertible Notes 1 and 2. The Company recorded these fees as an expense during the period.

Convertible Notes 2

On June 6, 2007, the Company completed an offering of $86,000 in principal amount of convertible notes, which bear interest at 10% per annum and matured on December 31, 2008. These notes are convertible into shares of the Company’s Common Stock at $0.01 per share or shares of any equity security issued by the Company at a conversion price equal to the price at which such security is sold to any other party. There are no registration rights associated with these notes.

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

As of December 31, 2008, the outstanding principal amount of the convertible notes was $26,000 and there was no unamortized embedded beneficial conversion feature discount. As of December 31, 2008, the convertible notes had matured and the outstanding principal amount of $26,000 and accrued interest of $4,153 were due.

For the three months ended December 31, 2008, interest expense was $667, and amortization expense for the embedded beneficial conversion feature discount was $2,890, which was included in interest expense in the other income (expense) section of the statement of income (operations).

For the three months ended December 31, 2007, interest expense was $2,191, and amortization expense for the embedded beneficial conversion feature discount was $14,313, which was included in interest expense in the other income (expense) section of the statement of income (operations).

Calico Capital Management, LLC acted as a financial advisor for Convertible Notes 1 and 2 for the Company and received a fee of $75,000. Southridge acted as an agent for the Company in arranging the transaction for Convertible Notes 1 and 2. The Company recorded these fees as an expense during the period.

Convertible Notes 3

On July 17, 2007, the Company completed an offering of $1,025,000 in principal amount of Subordinated Convertible Debentures to a group of institutional and accredited investors, which bear interest at the rate of 8% per annum, and mature 12 months from the date of issuance. Convertible Notes 3 are convertible into shares of the Company’s Common Stock at an initial conversion rate of $0.22 per share, subject to anti-dilution adjustments. As part of the above offering the Company issued warrants to purchase 2,329,546 shares of Common Stock at an initial exercise price of $0.50 per share. An amendment dated March 13, 2008 reduces the conversion rate of the notes to $0.15 per share and the exercise price of the warrants to $0.30 per share.

Under the terms of a Registration Rights Agreement signed in conjunction with this offering, the Company is required to file a registration statement under the Securities Act of 1933 in order to register the resale of the shares of Common Stock issuable upon conversion of the  Convertible Notes 3 and the warrant shares (collectively, the "Registrable Securities"). If the Company did not file a registration statement with respect to the Registrable Securities within 45 days following the closing of the offering, or if the registration statement was not declared effective by the Securities and Exchange Commission within 90 days, then the Company was required to pay to each purchaser damages equal to 1.5% of the purchase price paid by the purchaser for Convertible Notes 3 for each 30 day period that followed these deadlines. The aggregate amount of damages payable by the Company is limited to 15% of the purchase price. The Company had until August 31, 2007 to file the registration statement and has accrued $153,750 of expenses as liquidated damages, which have not been paid as of December 31, 2008. As of and for the three months ended December 31,2008 and 2007, the Company recorded $0 and $61,500 as liquidated damages, respectively. No derivative liability is recorded as the amount of liquidated damage is fixed with a maximum ceiling.

The Company applied APB 14, paragraph 15 to determine the allocation of the proceeds of the convertible debt, which states that proceeds from the sale of debt with stock purchase warrants should be allocated between the debt and warrants, and paragraph 16 states that the proceeds should be allocated based on the relative fair values of the two securities at the time of issuance.

The fair value of the warrants was $741,341 at the date of issuance calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility of 219.89% to 226.04%; dividend yield of 0% and an expected term of 5 years. As a result, the relative fair value of the warrants was $430,189.

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

Southridge acted as the Company’s agent in arranging the transaction and received a placement fee of $102,500. Southridge also received warrants to purchase 465,909 shares of the Company’s Common Stock on the same terms and conditions as the warrants issued to the purchasers. The Company recorded the placement fees as an expense. The grant date fair value of the warrants amounted to $124,060 and was calculated using the Black-Sholes valuation model, using the following assumptions: risk free rate of return of 5.01%, volatility of 226.04%, dividend yield of 0% and expected term of five years.

As of December 31, 2008, the outstanding principal amount of the convertible notes was $455,000, there was no unamortized warrant discount or embedded beneficial conversion feature discount, and the number of outstanding warrants was 2,329,546. As of July 16, 2008, the convertible notes had matured and the outstanding principal amount of $485,000 and accrued interest of $67,417 were due. Since the convertible notes matured, $30,000 of principal has been converted into 200,000 shares of Common Stock and the Company has not repaid the remaining outstanding principal amount or accrued interest of the convertible notes.

For the three months ended December 31, 2008, interest expense was $9,495, which was included in the other income (expense) section of the statement of income (operations).

For the three months ended December 31, 2007, interest expense was $20,119, amortization expense for the warrant discount was $107,547, which was included in interest expense in the other income (expense) section of the statement of operations, and amortization expense for the beneficial conversion feature discount was $148,702, which was also included in interest expense in the other income (expense) section of the statement of income (operations).

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

The requirement to increase the number of authorized shares of Common Stock is a condition that has not occurred, is not certain to occur, and is outside the control of the Company. Therefore, the Company has not recognized the related beneficial conversion feature or the warrants related to these notes. If and when this condition does occur, the Company will recognize the beneficial conversion feature and warrants at fair value on the date the number of authorized shares is increased. The note will be converted into 4,000,000 shares of Common Stock at a conversion price of $0.25 per share. These shares were excluded from the earnings per share calculation as the effect of dilutive securities is anti-dilutive.

Calico Capital Management, LLC acted as a financial advisor for the Company and received a fee of $40,000. LBS Financial Services, LLC acted as an agent for the Company in arranging the transaction and received a fee of $120,000. The Company recorded these fees as an expense during the period.

As of December 31, 2008, the principal outstanding totaled $1,000,000.

For the three months ended December 31, 2008, interest expense was $30,247.

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

The grant date fair value of the warrants was determined to be $125,462 which was calculated using the Black-Sholes valuation model, using the following assumptions: risk free rate of return of 2.64% to 3.26%, volatility of 97.08% to 98.27%, dividend yield of 0% and expected life of six years. As a result, the relative fair value of the warrants was determined to be $96,814.

As of December 31, 2008, the principal outstanding totaled $425,000, and there was no unamortized warrant discount. As of December 31, 2008, the notes had matured and the outstanding principal amount of $425,000 and accrued interest of $41,081 were due.

For the three months ended December 31, 2008, interest expense was $10,719, and amortization expense for the warrant discount was $24,204, which was included in interest expense in the other income (expense) section of the statement of income (operations).

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

In accordance with EITF 00-19, the options were reclassified as of July 17, 2007 from additional paid-in capital to warrant liability on the balance sheet, at the fair value of $2,271,879 using the Black Sholes valuation model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and an expected term of 3.67 years.

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities. The Company analyzed the options as of December 31, 2008 by following the guidance of SFAS 133, paragraph 6 to ascertain if the options issued remained derivatives as of December 31, 2008. All of the criteria in the original analysis were met, and the options issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. The Company next applied EITF 00-19, paragraph 10, which states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the Convertible Note 3 on July 17, 2007.

The fair value of the options was $232,514 as of December 31, 2008, calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.37%; volatility of 88.62%; dividend yield of 0%; and an expected term of 2.25 years.

The fair value of the options was $484,440 as of September 30, 2008, calculated using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 2.5 years.

For the three months ended December 31, 2008, the decrease in the fair value of the options was recorded by decreasing warrant liability on the balance sheet by $251,926.

For the three months ended December 31, 2007, the decrease in the fair value of the options was recorded by decreasing warrant liability on the balance sheet by $703,326.

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

On the date of grant, the Company followed the guidance of SFAS 133, paragraph 6, to determine if the warrants were within the scope and definition of a derivative. The warrants had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the warrants were determined to be derivatives at the date of issuance. In order to determine how to classify the warrants, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the options, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the warrants was $554,249 ($430,189 attributable to the holders of the Convertible Notes 3 and $124,060 attributable to the placement fee) at the date of issuance calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility of 219.89% to 226.04%; dividend yield of 0% and an expected term of 5 years.

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities. The Company analyzed the options as of December 31, 2008 by following the guidance of SFAS 133, paragraph 6 to ascertain if the options issued remained derivatives as of December 31, 2008. All of the criteria in the original analysis were met, and the options issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrants was determined to be $80,691 ($66,613 attributable to the holders of the Convertible Notes 3 and $14,078 attributable to the placement fee) as of December 31, 2008, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.37%; volatility of 88.62%; dividend yield of 0%; and an expected term of 3.42 to 3.50 years.

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

The decrease in the fair value of the warrants for the three months ended December 31, 2008 was recorded by decreasing warrant liabilities on the balance sheet by $73,098 ($58,827 attributable to the holders of the Convertible Notes 3 and $14,271 attributable to the placement fee).

The decrease in the fair value of the warrants for the three months ended December 31, 2007 was recorded by decreasing warrant liabilities on the balance sheet by $178,155 ($125,228 attributable to the holders of the Convertible Notes 3 and $52,927 attributable to the placement fee).

Warrant Issued to Legal Counsel

The Company entered into an agreement with its legal counsel to issue 150,000 shares of Common Stock and a five year warrant to purchase up to 150,000 shares of Common Stock at an exercise price of $0.25 per share for services.

On the grant date, the Company followed the guidance of FASB 133, paragraph 6, to determine if the warrant was within the scope and definition of a derivative. The warrant had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the warrant was determined to be a derivative at the date of issuance. In order to determine how to classify the warrant, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the warrant, the Company followed the guidance of EITF 00-19, paragraph 9, which states that contracts which require a company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the warrant was $32,394 at the date of issuance and was calculated using the Black Sholes valuation model with the following assumptions: risk free interest rate of 3.93%, volatility of 116.99%, dividend yield of 0% and expected term of 5 years.

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities. The Company analyzed the options as of December 31, 2008 by following the guidance of SFAS 133, paragraph 6 to ascertain if the options issued remained derivatives as of December 31, 2008. All of the criteria in the original analysis were met, and the options issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrant was determined to be $5,447 as of December 31, 2008, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.37%; volatility of 88.62%; dividend yield of 0%; and an expected term of 3.75 years.

The decrease in the fair value of the warrant was $5,061 for the three months ended December 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

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

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities. The Company analyzed the options as of December 31, 2008 by following the guidance of SFAS 133, paragraph 6 to ascertain if the options issued remained derivatives as of December 31, 2008. All of the criteria in the original analysis were met, and the options issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrant was determined to be $325,098 as of December 31, 2008, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.37%; volatility of 88.62%; dividend yield of 0%; and an expected term of 3.92 years.

The fair value of the warrants was determined to be $620,453 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.17 years.

The decrease in the fair value of the warrant was $295,356 for the three months ended December 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

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

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities. The Company analyzed the option as of December 31, 2008 by following the guidance of SFAS 133, paragraph 6 to ascertain if the option remained a derivative as of December 31, 2008. All of the criteria in the original analysis were met, and the option was determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the option was determined to be $37,627 as of December 31, 2008, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.37%; volatility of 88.62%; dividend yield of 0%; and an expected term of 3.92 years.

The fair value of the option was determined to be $71,812 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.17 years.

The decrease in the fair value of the option was $34,184 for the three months ended December 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

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

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities. The Company analyzed the option as of December 31, 2008 by following the guidance of SFAS 133, paragraph 6 to ascertain if the option remained a derivative as of December 31, 2008. All of the criteria in the original analysis were met, and the option was determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the option was determined to be $37,627 as of December 31, 2008, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.37%; volatility of 88.62%; dividend yield of 0%; and an expected term of 3.92 years.

The fair value of the option was determined to be $71,812 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.17 years.

The decrease in the fair value of the option was $34,185 for the three months ended December 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

The increase in the fair value of the option was $5,945 for the three months ended December 31, 2007, and recorded by decreasing the warrant liability on the balance sheet.

Option Issued to Former Chief Executive Officer

On December 19, 2007, the Company entered into a one year Employment Agreement with Richard H. Papalian pursuant to which Mr. Papalian had been appointed as the Company’s Chief Executive Officer. As compensation for his services, the Company granted Mr. Papalian a five year option to purchase up to 8,539,312 shares of the Company’s Common Stock at an exercise price of $0.25 per share. As per the terms of the stock option agreement, the right to purchase 340,000 shares of Common Stock is not exercisable until the notes dated June 6, 2007 (Convertible Notes 2 as discussed in Note 7 above) are eligible for conversion into shares of Common Stock. These options were not issued from the 2001 Executive Officers Stock Option Plan. On August 14, 2008, Mr. Papalian resigned as the Company’s Chief Executive Officer

On the grant date, the Company applied FASB 133, paragraph 6 to determine if the option was within the scope and definition of a derivative. The option had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the option was determined to be a derivative. In order to determine how to classify the option, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the option, the Company applied EITF 00-19, paragraph 9, which states that contracts that require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the option was $1,448,321 at the date of issuance, which was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 3.26%; volatility of 98.01%; dividend yield of 0%; and an expected term of 5 years.

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities. The Company analyzed the option as of December 31, 2008 by following the guidance of SFAS 133, paragraph 6 to ascertain if the option remained a derivative as of December 31, 2008. All of the criteria in the original analysis were met, and the option was determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the option was determined to be $110,380 as of December 31, 2008, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.37%; volatility of 88.62%; dividend yield of 0%; and an expected term of 3.92 years.

The fair value of the option was $613,223 as of September 30, 2008, which was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.17 years.

The decrease in the fair value of the option was $502,843 for the three months ended December 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

The increase in the fair value of the option was $67,111 for the three months ended December 31, 2007, and recorded by increasing the warrant liability on the balance sheet.

Warrant Issued to Consultant

On December 19, 2007, the Company entered into a one year Consulting Agreement with Mark Maron pursuant to which Mr. Maron has been appointed as Special Adviser to the Company. As compensation for his services, the Company granted Mr. Maron a five year warrant to purchase up to 8,539,312 shares of the Company’s Common Stock at an exercise price of $0.25 per share. As per the terms of the warrant agreement, the right to purchase 340,000 shares of Common Stock is not exercisable until the notes dated June 6, 2007 (Convertible Notes 2 as discussed in Note 7 above) are eligible for conversion into shares of Common Stock.  The warrant was not issued from the 2001 Executive Officers Stock Option Plan.

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

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities. The Company analyzed the warrant as of December 31, 2008 by following the guidance of SFAS 133, paragraph 6 to ascertain if the warrant remained a derivative as of December 31, 2008. All of the criteria in the original analysis were met, and the warrant was determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrant was determined to be $321,308 as of December 31, 2008, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.37%; volatility of 88.62%; dividend yield of 0%; and an expected term of 3.92 years.

The fair value of the warrant was determined to be $613,223 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.17 years.

The decrease in the fair value of the warrant was $291,915 for the three months ended December 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

The increase in the fair value of the warrant was $67,111 for the three months ended December 31, 2007, and recorded by increasing the warrant liability on the balance sheet.

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

The fair value of the warrants was determined to be $96,814 at the date of issuance, which was calculated using the Black-Sholes valuation model, using the following assumptions: risk free rate of return of 2.64% to 3.26%, volatility ranging from 97.08% to 98.27%, dividend yield of 0% and expected life of six years.

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities. The Company analyzed the warrants as of December 31, 2008 by following the guidance of SFAS 133, paragraph 6 to ascertain if the warrants issued remained derivatives as of December 31, 2008. All of the criteria in the original analysis were met, and the warrants were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrants was determined to be $30,091 as of December 31, 2008, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.37%; volatility of 88.62%; dividend yield of 0%; and an expected term of 5.08 years.

The fair value of the warrants was determined to be $52,609 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 5.33 years.

The decrease in the fair value of the warrants was $22,518 for the three months ended December 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

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

The fair value of the warrants was determined to be $483,476 at the date of issuance, which was calculated using the Black Sholes valuation model, using the following assumptions: risk free rate of return of 1.32% to 2.17%, volatility of 72.4% to 77.86%, dividend yield of 0%, and expected term of 3 years.

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities. The Company analyzed the warrants as of December 31, 2008 by following the guidance of SFAS 133, paragraph 6 to ascertain if the warrants issued remained derivatives as of December 31, 2008. All of the criteria in the original analysis were met, and the warrants issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrants was determined to be $344,033 as of December 31, 2008, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.37%; volatility of 88.62%; dividend yield of 0%; and an expected term of 2.17 to 2.33 years.

The decrease in the fair value of the warrants was $124,046 for the three months ended December 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

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

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities. The Company analyzed the warrant as of December 31, 2008 by following the guidance of SFAS 133, paragraph 6 to ascertain if the warrant remained a derivative as of December 31, 2008. All of the criteria in the original analysis were met, and the warrant was determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrant was determined to be $22,294 as of December 31, 2008, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.37%; volatility of 88.62%; dividend yield of 0%; and an expected term of 5.42 years.

The fair value of the warrant was determined to be $38,802 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 5.75 years.

The decrease in the fair value of the warrant was $16,508 for the three months ended December 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

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

The fair value of the warrant was $51,582 at the date of issuance and was calculated using the Black Sholes valuation model with the following assumptions: risk free interest rate of 2.30%, expected volatility of 71.69%, dividend yield of 0% and expected term of 5 years.

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities. The Company analyzed the warrant as of December 31, 2008 by following the guidance of SFAS 133, paragraph 6 to ascertain if the warrant issued remained a derivative as of December 31, 2008. All of the criteria in the original analysis were met, and the warrant issued was determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrant was determined to be $20,957 as of December 31, 2008, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.37%; volatility of 88.62%; dividend yield of 0%; and an expected term of 4.50 years.

The fair value of the warrant was determined to be $38,759 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.75 years.

The decrease in the fair value of the warrant was $17,802 for the three months ended December 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

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

The fair value of the warrant was $51,582 at the date of issuance and was calculated using the Black Sholes valuation model with the following assumptions: risk free interest rate of 2.30%, expected volatility of 71.69%, dividend yield of 0% and expected term of 5 years.

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities. The Company analyzed the warrant as of December 31, 2008 by following the guidance of SFAS 133, paragraph 6 to ascertain if the warrant remained a derivative as of December 31, 2008. All of the criteria in the original analysis were met, and the warrant was determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrant was determined to be $20,957 as of December 31, 2008, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.37%; volatility of 88.62%; dividend yield of 0%; and an expected term of 4.50 years.

The fair value of the warrant was determined to be $38,759 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.75 years.

The decrease in the fair value of the warrant was $17,802 for the three months ended December 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

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

The fair value of the warrant was $82,779 at the date of issuance and was calculated using the Black Sholes valuation model with the following assumptions: risk free interest rate of 2.27%, expected volatility of 70.18%, dividend yield of 0% and expected term of 6 years.

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities. The Company analyzed the warrant as of December 31, 2008 by following the guidance of SFAS 133, paragraph 6 to ascertain if the warrant remained a derivative as of December 31, 2008. All of the criteria in the original analysis were met, and the warrant was determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrant was determined to be $35,994 as of December 31, 2008, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.37%; volatility of 88.62%; dividend yield of 0%; and an expected term of 5.50 years.

The fair value of the warrant was determined to be $62,512 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 5.75 years.

The decrease in the fair value of the warrant was $26,518 for the three months ended December 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

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

The fair value of the warrant was $144,641 at the date of issuance and was calculated using the Black Sholes valuation model with the following assumptions: risk free interest rate of 2.01%, expected volatility of 78.92%, dividend yield of 0% and expected term of 5 years.

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities. The Company analyzed the warrant as of December 31, 2008 by following the guidance of SFAS 133, paragraph 6 to ascertain if the warrant remained a derivative as of December 31, 2008. All of the criteria in the original analysis were met, and the warrant was determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrant was determined to be $64,589 as of December 31, 2008, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.37%; volatility of 88.62%; dividend yield of 0%; and an expected term of 4.67 years.

The fair value of the warrant was determined to be $118,551 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.83 years.

The decrease in the fair value of the warrant was $53,962 for the three months ended December 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Option Issued to Former Chief Executive Officer

On November 11, 2008 the Company’s Board of Directors approved the issuance to the Chief Executive Officer of a five year option to purchase a total of 3,500,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

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

The fair value of the option was $238,244 at the date of issuance, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.16%; volatility of 89.31%; dividend yield of 0%; and an expected term of 5 years.

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities. The Company analyzed the option as of December 31, 2008 by following the guidance of SFAS 133, paragraph 6 to ascertain if the option remained a derivative as of December 31, 2008. All of the criteria in the original analysis were met, and the option was determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the option was determined to be $154,600 as of December 31, 2008, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.37%; volatility of 88.62%; dividend yield of 0%; and an expected term of 3.92 years.

The decrease in the fair value of the option was $83,644 for the three months ended December 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Note 10 BENEFICIAL CONVERSION FEATURES LIABILITY

The Company issued convertible notes between October 17, 2006 and July 17, 2007 that matured or mature between June 17, 2008 and December 31, 2008, and included embedded beneficial conversion features that allowed the holders of the convertible notes to convert their notes into Common Stock shares at rates between $.01 and $.22. The convertible notes accrue interest at rates between 8% and 10%, and any accrued but unpaid interest is also convertible by the holder of the convertible notes into shares of Common Stock at the same rate.

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

The Company followed the guidance of SFAS 133, paragraph 6, to ascertain if the embedded beneficial conversion features remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the embedded beneficial conversion features  weredetermined to be within the scope and definition of a derivative. The Company followed the guidance of SFAS 133, paragraph 12, to determine if the embedded beneficial conversion features should be separated from the convertible notes. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were separated from the convertible notes. In order to determine the classification of the embedded conversion features, the Company applied paragraph 19 of EITF 00-19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. In order to determine the value of the embedded conversion features, the Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the embedded beneficial conversion features was $26,000 as of September 30, 2008, which was calculated using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0% and an expected term of .25.

The decrease in the fair value of the embedded beneficial conversion feature for the three months ended December 31, 2008 of $26,000 was recorded by decreasing beneficial conversion features liability on the balance sheet.

Note 11 STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company has 150,000,000 authorized shares, par value $0.001 per share.  As of September 30, 2008 and 2007, the Company had 134,756,213 and 107,117,101 shares of Common Stock issued, and 134,274,313 and 106,635,201 shares of Common Stock outstanding, respectively.

During the three months ended December 31, 2008 the Company issued 494,930 shares of common stock for $40,000 of convertible debt and $1,796 of accrued interest at conversion prices between $0.04 and $0.15. Additionally, the Company issued 833,333 shares of common stock for $125,000 for machinery and equipment from RJ Metals Co. Lastly, the Company issued 600,139 shares of common stock to legal counsel for $126,029, the fair value of the stock on the date of issuance.

The Company has not issued 13,333 shares of Common Stock representing $400 to certain investors pursuant to the terms of an offering undertaken by the Company in 2004. The investment was made and funds deposited into the Company’s bank accounts between February 9, 2004, and August 25, 2004.  The investment has been recorded on the Company’s balance sheet in the Stockholders’ Deficit section as “Shares to be Issued”.

STOCK OPTIONS

A summary of the Company’s option activity is listed below:

	Weighted
	Average		Aggregate
	Exercise	Number	Intrinsic
	Price	of Options	Value

Outstanding at October 1, 2008	$0.19	11,967,666	$-
Granted	0.25	3,500,000	-
Expired	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2008	$0.20	15,467,666	$-

Options outstanding as of December 31, 2008:

Weighted
Average
			Remaining	Weighted Average
Exercise	Options	Options	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable

$0.15 - $0.25	15,467,666	15,467,666	3.37	$0.20	$0.20

					Weighted
					Average
	Outstanding		Exercisable		Remaining
Option		Exercise		Exercise	Contractual
Holder	Amount	Price	Amount	Price	Life

2001 Executive Officers Stock Option Plan	7,034,140	$0.15	7,034,140	$0.15	2.25
Director	1,000,000	0.25	1,000,000	0.25	3.92
Former Chief Financial Officer	1,000,000	0.25	1,000,000	0.25	3.92
Former Chief Executive Officer	2,933,526	0.25	2,933,526	0.25	3.92
Former Chief Executive Officer	3,500,000	0.25	3,500,000	0.25	4.83

STOCK WARRANTS

A summary of the Company’s warrant activity is listed below:

	Weighted
	Average		Aggregate
	Exercise	Number	Intrinsic
	Price	of Options	Value

Outstanding at October 1, 2008	$0.20	39,365,766	$-
Granted	0.25	150,000	-
Expired	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2008	$0.20	39,515,766	$-

Warrants outstanding as of December 31, 2008:

Weighted
Average
			Remaining	Weighted Average
Exercise	Warrants	Options	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable

$0.10 - $0.40	39,515,766	39,515,766	3.37	$0.20	$0.20

					Weighted
					Average
	Outstanding		Exercisable		Remaining
Warrant		Exercise		Exercise	Contractual
Holder	Amount	Price	Amount	Price	Life

Convertible Notes 3	2,795,454	$0.30	2,795,454	$0.30	3.50
Richarson & Patel LLP	150,000	0.25	150,000	0.25	3.75
Advisory Board Members	8,640,000	0.25	8,640,000	0.25	3.92
Consultant	8,539,312	0.25	8,539,312	0.25	3.92
10% Subordinated Notes Payable	850,000	0.40	850,000	0.40	5.08
Stockholders	15,000,000	0.10	15,000,000	0.10	2.27
Richarson & Patel LLP	400,000	0.15	400,000	0.15	5.42
Director	500,000	0.25	500,000	0.25	4.50
Director	500,000	0.25	500,000	0.25	4.50
Richarson & Patel LLP	641,000	0.15	641,000	0.15	5.50
Advisory Board Member	1,500,000	0.25	1,500,000	0.25	4.67

Note 12 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2008, the Company has incurred cumulative losses of $20,944,751 including net income for the three months ended December 31, 2008 of $948,905. As the Company has no cash flow from operations,  its  ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

As mentioned in Notes 7 and 8, the Company has convertible notes and subordinated notes payable that have matured. The Company is in the process of renegotiating the terms of the notes with the note holders to extend the maturity date. If the Company is unsuccessful in extending the maturity date, the Company may not be able to continue as a going concern.

Management expects an order for 14 additional water treatment systems from the customer who purchased two water treatment systems. Additionally, management will continue to identify new markets and demonstrate the water treatment unit to potential customers. Management will closely monitor and evaluate expenses to identify opportunities to reduce operating expenses.

Note 13 COMMITMENTS

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

For the Year Ended September 30,
2009	$17,250

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

For the Fiscal Year Ended September 30,
2009	$78,368
2010	108,660
2011	93,550

Total rent expense under the operating lease was approximately $18,470 for the year ended September 30, 2008.

Note 14 SUPPLEMENTAL CASH FLOW INFORMATION

The Company had the following noncash transactions.

The Company issued 494,930 shares of Common Stock for the conversion of notes payable and related accrued interest of $41,797.

The Company issued 833,333 shares of Common Stock for property and equipment of $125,000.

The Company issued 600,139 shares of Common Stock for legal services of $126,029.

Note 15 RESTATEMENT

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

2.
On October 1, 2004, the Company formed an advisory board consisting of four members. Each member was to receive $5,000 monthly from October 1, 2004 to February 22, 2007 (for a total of $576,000), convertible into Common Stock at $0.05 per share ($576,000/$.05 = 11,520,000 shares of Common Stock). The accrued expense related to converting the shares into Common Stock was not included in the original calculation.

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

7.
On July 17, 2007 the Company completed an offering of $1,025,000 of Subordinated Convertible Debentures (the “Convertible Notes 3”) to a group of institutional and accredited investors. As part of this offering the Company issued warrants to purchase 2,795,454 shares of Common Stock at a price of $0.50 per share.  The number of warrant shares in the original calculation was 2,159,088.

Based on the result of the recalculation, the Company analyzed the effect on the balance sheet and the statements of operations and cash flows for the classification and valuation for all outstanding securities and contracts that were exercisable or convertible into shares of Common Stock as of September 30, 2007. The Company applied Emerging Issues Task Force (EITF) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and Financial Accounting Standard Board (FASB) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and determined that the financial statements were required to be restated.

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

Balance Sheet

On the grant date, the Company applied FASB 133, paragraph 6 to determine if the options were within the scope and definition of a derivative. The options had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the options were determined to be derivatives. EITF 00-19, paragraphs 7 and 8 were then applied to determine the classification. These paragraphs state that contracts that require settlement in shares are equity instruments. EITF 00-19, paragraph 9 was applied to determine the value of the options. This paragraph states that contracts that require the company deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value. In accordance with EITF 00-19, the options were recorded in additional paid-in capital at fair value on the date of issuance.

The Company began the analysis for the restatement as of and for the year ended September 30, 2007 by applying FASB 133, paragraph 6 to ascertain if the options remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the options were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 19 was applied next, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. EITF 00-19, paragraph 10 was then applied. Paragraph 10 states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the $1,025,000 Convertible Notes 3 on July 17, 2007.

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

Advisory Board Compensation

On October 1, 2004, the Company formed an advisory board consisting of four members. Each member was to receive $5,000 monthly from October 1, 2004 to February 22, 2007 for a total of $576,000, convertible by the advisory board members into 11,520,000 shares of Common Stock at a rate of $0.05 per share. The Company determined that the accrued expense, embedded beneficial conversion feature, embedded beneficial conversion feature discount, and related amortization expense were not recorded at the date of issuance or prior to the restatement of the financial statements as of September 30, 2007, no payments have been made to any advisory board members; and there has been no conversion by any advisory board members of the accrued liability into shares of Common Stock.

Balance Sheet

The Company began the analysis for the restatement by applying paragraph 6 of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to ascertain if the embedded beneficial conversion features were derivatives at the date of issuance. The embedded beneficial conversion features had one or more underlings and one or more notional amounts; required no initial investment; and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be within the scope and definition of a derivative at the date of issuance. Next, FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be separated from the accrued expense. The Company determined that the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the accrued expense; the embedded beneficial conversion features and accrued expense are not remeasured at fair value at each balance sheet date; and a separate contract with the same terms would be a derivative pursuant to FASB 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were separated from the accrued expense to determine the classification and valuation. EITF 00-19, paragraphs 7 and 8 were applied to determine the classification. Paragraph 7 states that contracts which require net-cash settlement are liabilities, and paragraph 8 states that contracts which give the counterparty (advisory board members) a choice of net-cash settlement or settlement in shares are liabilities. Therefore, the embedded conversion features were determined to be liabilities. EITF 00-19, paragraph 9 was applied to determine the value. Paragraph 9 of EITF 00-19 states all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

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

The Company began the analysis of the beneficial conversion features for the restatement as of and for the year ended September 30, 2007 by applying FASB 133, paragraph 6 to ascertain if the embedded beneficial conversion features remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were determined to be within the scope and definition of a derivative. FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be separated from the advisory board compensation. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were separated from the advisory board compensation. EITF 00-19, paragraphs 7 and 8 were applied to determine the classification. Paragraph 7 states that contracts which require net-cash settlement are liabilities, and paragraph 8 states that contracts which give the counterparty (advisory board members) a choice of net-cash settlement or settlement in shares are liabilities. Therefore the embedded conversion features were determined to be liabilities. The change in the determination of the classification from equity to a liability was based on the rights of the advisory board members to convert the notes into shares of Common Stock. Therefore, share settlement is not controlled by the Company. EITF 00-19, paragraph 9 was applied to determine the value of the beneficial conversion features.  Paragraph 9 of EITF 00-19 states that all contracts classified as liabilities must be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

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

EITF 00-19, paragraph 19 was applied next. Paragraph 19 states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company and the contract is required to be classified as a liability. EITF 00-19, paragraph 10 was then applied. This paragraph states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the $1,025,000 Convertible Notes 3 on July 17, 2007.

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

The decrease in the fair value of the warrants was $70,029 for the year ended September 30, 2007, which was recorded to warrant liability and accumulated deficit during development stage as of December 31, 2007.

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

Warrants related to $1,025,000 of Convertible Bridge Notes 3

On July 17, 2007 the Company completed an offering of $1,025,000 of Convertible Notes 3 to a group of institutional and accredited investors which included warrants to purchase 2,795,454 shares of Common Stock (2,329,546 shares of Common Stock to holders of the convertible Notes 3, 465,908 shares of Common Stock as a placement fee) at an exercise price of $0.50 per share.

Balance Sheet

On the grant date, the Company applied FASB 133, paragraph 6 to determine if the warrants were within the scope and definition of a derivative. The warrants had one or more underlings and one or more notional amounts; required no initial investment; and required or permitted net settlement. Therefore, the warrants were determined to be derivatives. EITF 00-19, paragraphs 7 and 8 were then applied to determine the classification. Paragraphs 7 and 8 state that contracts which require settlement in shares are equity instruments. EITF 00-19, paragraph 9 was applied to determine the value of the warrants. Paragraph 9 states that contracts which require the company to deliver shares as part of a physical settlement or net-share settlement must be initially measured at fair value. In accordance with EITF 00-19, the warrants were recorded in additional paid-in capital at fair value on the date of issuance.

The fair value of the warrants was calculated as $340,585 ($304,259 related to the holders of the Convertible Notes 3, and $36,326 related to the placement fee) at the date of issuance using the Black Sholes valuation model with the following assumptions: risk free rate of return of 6%; volatility of 122.67% to 195.97%; dividend yield of 0% and an expected term of 5 years.

The Company began the analysis for the restatement of the financial statements as of and for the year ended September 30, 2007 by applying FASB 133, paragraph 6 to ascertain if the warrants remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the warrants were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 19 was applied next to determine classification. Paragraph 19 states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. EITF 00-19, paragraph 9 was applied to determine the value of the warrants. Paragraph 9 states that all contracts classified as liabilities must be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

Based on the change in the determination of the classification of the warrants, $340,585 was reclassified from additional paid-in capital to warrant liabilities.

The fair value of the warrants was recalculated and was determined to be $554,249 ($430,189 related to the holders of the Convertible Notes 3, and $124,060 related to the placement fee) at the date of issuance using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility of 219.89% to 226.04%; dividend yield of 0% and an expected term of 5 years.

The fair value of the warrants was determined to be $499,932 ($379,672 related to the holders of the Convertible Notes 3, and $120,260 related to the placement fee) as of September 30, 2007. The fair value was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and an expected term of 4.67 to 4.75 years.

The Company began the analysis for the restatement as of December 31, 2007 by applying FASB 133, paragraph 6 to ascertain if the warrants remained derivatives as of December 31, 2007. All of the criteria in the original analysis were met, and the warrants were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8, which states that if share settlement is not controlled by the company the contract is required to be classified as a liability, was applied. Paragraph 9 of EITF 00-19, which states that contracts classified as liabilities should be measured at fair value at each balance sheet date with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities, was also applied.

The fair value of the warrants was determined to be $321,778 as of December 31, 2007, and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 4.5 years.

The decrease in the fair value of the warrants was determined to be $178,154 for the three months ended December 31, 2007, and recorded by decreasing warrant liabilities on the balance sheet by $178,154 ($125,228 related to the holders of the Convertible Notes 3, and $52,926 related to the placement fee).

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

Warrant Issued to Consultant

On December 19, 2007, the Company entered into a one year Consulting Agreement with Mark Maron pursuant to which Mr. Maron was appointed as Special Adviser to the Company. As compensation for his services, the Company granted Mr. Maron a five year warrant to purchase up to 8,539,312 shares of the Company’s Common Stock at an exercise price of $0.25 per share. As per the terms of the warrant agreement, the right to purchase 340,000 shares of Common Stock is not exercisable until the notes dated June 6, 2007 (Convertible Notes 2 as discussed in Note 7 to our financial statements) are eligible for conversion into shares of Common Stock.  The warrant was not issued from the 2001 Executive Officers Stock Option Plan.

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

The fair value of the warrant was determined to be $1,515,432 as of December 31, 2007, and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 4.92 years.

The increase in the fair value of the option was $67,111 for the three months ended December 31, 2007, and was recorded by decreasing the warrant liability on the balance sheet.

Option Issued to Chief Executive Officer

On December 19, 2007, the Company entered into a one year Employment Agreement with Richard H. Papalian pursuant to which Mr. Papalian had been appointed as the Company’s Chief Executive Officer. As compensation for his services, the Company granted to Mr. Papalian a five year option to purchase up to 8,539,312 shares of the Company’s Common Stock at an exercise price of $0.25 per share. As per the terms of the stock option agreement, the right to purchase 340,000 shares of Common Stock was not exercisable until the notes dated June 6, 2007 (Convertible Notes 2 as discussed in Note 7 to our financial statements) are eligible for conversion into shares of Common Stock. The option was not issued from the 2001 Executive Officers Stock Option Plan. On the grant date, the Company applied FASB 133, paragraph 6 to determine if the option was within the scope and definition of a derivative. The option had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the option was determined to be a derivative. In order to determine how to classify the option, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the option, the Company applied EITF 00-19, paragraph 9, which states that contracts that require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

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

Table 1 - 2007

						Beneficial	Warrant
						Conversion	Related to		Option Issued
						Features	$1,025,000 of	Warrant Issued	to Chief Executive
		2001		Warrants		and	Convertible	to Consultant	Officer for the
		Executive		Related to	Warrant	Beneficial	Bridge Notes	for the Three	Three Month
	As	Officers	Advisory	2004 Stock	Issued	Conversion	and	Months Ended	Period Ended		Warrant Issued
	Previously	Option	Board	Purchase	for	Features	Warrant	December 31,	December 31,	Warrant Issued	to Chief		As
	Stated	Plan	Compensation	Agreement	Services	Discount	Discount	2007	2007	to Director	Financial Officer	Reclassifications	Restated
Statement of Operations (for the three months ended December 31, 2007)
General and administrative	$1,367,677		$1,557,705		$(33,773)			$1,033,412	$1,033,412	$171,520	$171,520	$(236,904)	$5,064,569
Research and development	-											236,904	236,904
Interest expense	(188,625)					(288,036)	(30,065)						(506,726)
Decrease (increase) in warrant liability		703,326	24,405				178,154	(67,111)	(67,111)	(5,945)	(5,945)		759,773
Increase in beneficial conversion feature liability						208,149							208,149
Beneficial conversion feature expense	(231,998)					231,998							-
Basic and dilutive loss per share	(0.02)		(0.01)					(0.01)					(0.04)

Statement of Cash Flows (for the three months ended December 31, 2007)
Net loss	$(1,796,440)	$703,326	$(1,533,300)		$33,773	$152,111	$148,089	$(1,100,523)	$(1,100,523)	$(177,465)	$(177,465)		$(4,848,417)
Amortization of beneficial conversion features discount and warrant discount	231,998					56,038	30,065					87,550	405,651
Stock based compensation expense- employee	414,909								1,033,411	171,520	171,520		1,791,360
Stock based compensation expense- consultant	414,909		1,557,706					3,998,381					5,970,996
(Decrease) increase in warrant liability		(703,326)	(24,405)		-		(178,154)	67,111	67,111	5,945	5,945		(759,773)
Increase in beneficial conversion feature liaiblity						(208,149)							(208,149)
Write-off of beneficial conversion feature			(380,440)										(380,440)
Accrued expenses	135,529		98,051									(46,125)	187,455
Accrual of liquidating damages												46,125	46,125
Beneficial conversion feature	231,998					(231,998)							-
Warrants issued for consulting services	111,255											(111,255)	-

Part I, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this quarterly report on Form 10-Q contains forward-looking statements.  These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations.  Any statements contained in this report that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology.  Actual events or results may differ materially from those events or results included in the forward-looking statements.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time in the reports we file with the Securities and Exchange Commission.  Some, but not all, of these risks include, among other things:

•	our inability to obtain the financing we need to continue our operations;

•	changes in regulatory requirements that adversely affect our business;

•	loss of our key personnel; and

•	risks over which we have no control, such as the general global downturn in the economy which may adversely affect spending by government agencies.

We do not intend to update forward-looking statements.  You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

Overview

Sionix Corporation (referred to as “the Company”, “we”, “us” or “our”) is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.  The Company is based in Anaheim, California.  Its business is the design, development and marketing of automatic water filtration systems primarily for small water districts.  The Company received an order for two water filtration systems in June, 2008.  The Company anticipates  that the water treatment systems will be manufactured and delivered within the next few months. Subsequent to the delivery of the water treatment systems, revenue will be recognized and the Company will no longer meet the definition of a development stage company.

Until additional orders and customer deposits are received, we anticipate that most of our capital needs will need to be funded by debt or equity financing.  To date we have earned no revenues.

Application of Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during three months ended December 31, 2008. Management believes the following critical accounting policies reflect its more significant estimates and assumptions.

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

Legal Contingencies. From time to time we may be a defendant in litigation. As required by Financial Accounting Standards Board Statement No. 5 “Accounting for Contingencies” (FAS 5), we are required to determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability that may be incurred to fully resolve litigation cannot be predicted with any assurance of accuracy. Final settlement of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

Warrant Liability. The Company calculates the fair value of warrants and options using the Black Sholes valuation model. Assumptions used in the calculation include the risk free interest rate, volatility of the stock price, and dividend yield. Estimates used in the calculation include the expected term of the warrants or options.

Restatement for the Three Months Ended December 31, 2007

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

7.
On July 18, 2007 the Company completed an offering of $1,025,000 of Subordinated Convertible Debentures (the “Convertible Notes 3”) to a group of institutional and accredited investors. As part of this offering the Company issued warrants to purchase 2,795,454 shares of Common Stock at a price of $0.50 per share.  The number of warrant shares in the original calculation was 2,159,088.

Based on the result of the recalculation, the Company analyzed the effect on the balance sheet and the statements of operations and cash flows for the classification and valuation for all outstanding securities and contracts that were exercisable or convertible into shares of Common Stock as of September 30, 2007. The Company applied Emerging Issues Task Force (EITF) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and Financial Accounting Standard Board (FASB) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and determined that the financial statements were required to be restated.

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

Balance Sheet

On the grant date, the Company applied FASB 133, paragraph 6 to determine if the options were within the scope and definition of a derivative. The options had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the options were determined to be derivatives. EITF 00-19, paragraphs 7 and 8 were then applied to determine the classification. These paragraphs state that contracts that require settlement in shares are equity instruments. EITF 00-19, paragraph 9 was applied to determine the value of the options. This paragraph states that contracts that require the company deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value. In accordance with EITF 00-19, the options were recorded in additional paid-in capital at fair value on the date of issuance.

The Company began the analysis for the restatement as of and for the year ended September 30, 2007 by applying FASB 133, paragraph 6 to ascertain if the options remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the options were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 19 was applied next, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. EITF 00-19, paragraph 10 was then applied. Paragraph 10 states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the $1,025,000 Convertible Notes 3 on July 17, 2007.

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

Advisory Board Compensation

On October 1, 2004, the Company formed an advisory board consisting of four members. Each member was to receive $5,000 monthly from October 1, 2004 to February 22, 2007 for a total of $576,000, convertible by the advisory board members into 11,520,000 shares of Common Stock at a rate of $0.05 per share. The Company determined that the accrued expense, embedded beneficial conversion feature, embedded beneficial conversion feature discount, and related amortization expense were not recorded at the date of issuance or prior to the restatement of the financial statements as of September 30, 2007, no payments have been made to any advisory board members; and there has been no conversion by any advisory board members of the accrued liability into shares of Common Stock.

Balance Sheet

The Company began the analysis for the restatement by applying paragraph 6 of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to ascertain if the embedded beneficial conversion features were derivatives at the date of issuance. The embedded beneficial conversion features had one or more underlings and one or more notional amounts; required no initial investment; and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be within the scope and definition of a derivative at the date of issuance. Next, FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be separated from the accrued expense. The Company determined that the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the accrued expense; the embedded beneficial conversion features and accrued expense are not remeasured at fair value at each balance sheet date; and a separate contract with the same terms would be a derivative pursuant to FASB 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were separated from the accrued expense to determine the classification and valuation. EITF 00-19, paragraphs 7 and 8 were applied to determine the classification. Paragraph 7 states that contracts which require net-cash settlement are liabilities, and paragraph 8 states that contracts which give the counterparty (advisory board members) a choice of net-cash settlement or settlement in shares are liabilities. Therefore, the embedded conversion features were determined to be liabilities. EITF 00-19, paragraph 9 was applied to determine the value. Paragraph 9 of EITF 00-19 states all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

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

The Company began the analysis of the beneficial conversion features for the restatement as of and for the year ended September 30, 2007 by applying FASB 133, paragraph 6 to ascertain if the embedded beneficial conversion features remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were determined to be within the scope and definition of a derivative. FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be separated from the advisory board compensation. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were separated from the advisory board compensation. EITF 00-19, paragraphs 7 and 8 were applied to determine the classification. Paragraph 7 states that contracts which require net-cash settlement are liabilities, and paragraph 8 states that contracts which give the counterparty (advisory board members) a choice of net-cash settlement or settlement in shares are liabilities. Therefore the embedded conversion features were determined to be liabilities. The change in the determination of the classification from equity to a liability was based on the rights of the advisory board members to convert the notes into shares of Common Stock. Therefore, share settlement is not controlled by the Company. EITF 00-19, paragraph 9 was applied to determine the value of the beneficial conversion features.  Paragraph 9 of EITF 00-19 states that all contracts classified as liabilities must be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

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

EITF 00-19, paragraph 19 was applied next. Paragraph 19 states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company and the contract is required to be classified as a liability. EITF 00-19, paragraph 10 was then applied. This paragraph states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the $1,025,000 Convertible Notes 3 on July 17, 2007.

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

The decrease in the fair value of the warrants was $70,029 for the year ended September 30, 2007, which was recorded to warrant liability and accumulated deficit during development stage as of December 31, 2007.

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

Warrants related to $1,025,000 of Convertible Notes 3

On July 17, 2007 the Company completed an offering of $1,025,000 of Convertible Notes 3 to a group of institutional and accredited investors which included warrants to purchase 2,795,454 shares of Common Stock (2,329,546 shares of Common Stock to holders of the Convertible Notes 3, 465,908 shares of Common Stock as a placement fee) at an exercise price of $0.50 per share.

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

The fair value of the warrants was calculated as $340,585 ($304,259 related to the holders of the Convertible Notes 3, and $36,326 related to the placement fee) at the date of issuance using the Black Sholes valuation model with the following assumptions: risk free rate of return of 6%; volatility of 122.67% to 195.97%; dividend yield of 0% and an expected term of 5 years.

The Company began the analysis for the restatement of the financial statements as of and for the year ended September 30, 2007 by applying FASB 133, paragraph 6 to ascertain if the warrants remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the warrants were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 19 was applied next to determine classification. Paragraph 19 states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. EITF 00-19, paragraph 9 was applied to determine the value of the warrants. Paragraph 9 states that all contracts classified as liabilities must be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

Based on the change in the determination of the classification of the warrants, $340,585 was reclassified from additional paid-in capital to warrant liabilities.

The fair value of the warrants was recalculated and was determined to be $554,249 ($430,189 related to the holders of the Convertible Notes 3, and $124,060 related to the placement fee) at the date of issuance using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility of 219.89% to 226.04%; dividend yield of 0% and an expected term of 5 years.

The fair value of the warrants was determined to be $499,932 ($379,672 related to the holders of the Convertible Notes 3, and $120,260 related to the placement fee) as of September 30, 2007. The fair value was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and an expected term of 4.67 to 4.75 years.

The Company began the analysis for the restatement as of December 31, 2007 by applying FASB 133, paragraph 6 to ascertain if the warrants remained derivatives as of December 31, 2007. All of the criteria in the original analysis were met, and the warrants were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8, which states that if share settlement is not controlled by the company the contract is required to be classified as a liability, was applied. Paragraph 9 of EITF 00-19, which states that contracts classified as liabilities should be measured at fair value at each balance sheet date with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities, was also applied.

The fair value of the warrants was determined to be $321,778 as of December 31, 2007, and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 4.5 years.

The decrease in the fair value of the warrants was determined to be $178,154 for the three months ended December 31, 2007, and recorded by decreasing warrant liabilities on the balance sheet by $178,154 ($125,228 related to the holders of the Convertible Notes 3, and $52,926 related to the placement fee).

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

Warrant Issued to Consultant

On December 19, 2007, the Company entered into a one year Consulting Agreement with Mark Maron pursuant to which Mr. Maron was appointed as Special Adviser to the Company. As compensation for his services, the Company granted Mr. Maron a five year warrant to purchase up to 8,539,312 shares of the Company’s Common Stock at an exercise price of $0.25 per share. As per the terms of the warrant agreement, the right to purchase 340,000 shares of Common Stock is not exercisable until the notes dated June 6, 2007 (Convertible Notes 2 as discussed in Note 7 to our financial statements) are eligible for conversion into shares of Common Stock.  The warrant was not issued from the 2001 Executive Officers Stock Option Plan.

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

The fair value of the warrant was determined to be $1,515,432 as of December 31, 2007, and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of 4.92 years.

The increase in the fair value of the warrant was $67,111 for the three months ended December 31, 2007, and was recorded by decreasing the warrant liability on the balance sheet.

Option Issued to Chief Executive Officer

On December 19, 2007, the Company entered into a one year Employment Agreement with Richard H. Papalian pursuant to which Mr. Papalian had been appointed as the Company’s Chief Executive Officer. As compensation for his services, the Company granted to Mr. Papalian a five year option to purchase up to 8,539,312 shares of the Company’s Common Stock at an exercise price of $0.25 per share. As per the terms of the stock option agreement, the right to purchase 340,000 shares of Common Stock was not exercisable until the notes dated June 6, 2007 (Convertible Notes 2 as discussed in Note 7 to our financial statements) are eligible for conversion into shares of Common Stock. The option was not issued from the 2001 Executive Officers Stock Option Plan. On the grant date, the Company applied FASB 133, paragraph 6 to determine if the option was within the scope and definition of a derivative. The option had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the option was determined to be a derivative. In order to determine how to classify the option, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability instruments. In order to determine the value of the option, the Company applied EITF 00-19, paragraph 9, which states that contracts that require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

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

Table 1 – 2007

						Beneficial	Warrant
						Conversion	Related to		Option Issued
						Features	$1,025,000 of	Warrant Issued	to Chief Executive
		2001		Warrants		and	Convertible	to Consultant	Officer for the
		Executive		Related to	Warrant	Beneficial	Bridge Notes	for the Three	Three Month
	As	Officers	Advisory	2004 Stock	Issued	Conversion	and	Months Ended	Period Ended		Warrant Issued
	Previously	Option	Board	Purchase	for	Features	Warrant	December 31,	December 31,	Warrant Issued	to Chief		As
	Stated	Plan	Compensation	Agreement	Services	Discount	Discount	2007	2007	to Director	Financial Officer	Reclassifications	Restated
Statement of Operations (for the three months ended December 31, 2007)
General and administrative	$1,367,677		$1,557,705		$(33,773)			$1,033,412	$1,033,412	$171,520	$171,520	$(236,904)	$5,064,569
Research and development	-											236,904	236,904
Interest expense	(188,625)					(288,036)	(30,065)						(506,726)
Decrease (increase) in warrant liability		703,326	24,405				178,154	(67,111)	(67,111)	(5,945)	(5,945)		759,773
Increase in beneficial conversion feature liability						208,149							208,149
Beneficial conversion feature expense	(231,998)					231,998							-
Basic and dilutive loss per share	(0.02)		(0.01)					(0.01)					(0.04)

Statement of Cash Flows (for the three months ended December 31, 2007)
Net loss	$(1,796,440)	$703,326	$(1,533,300)		$33,773	$152,111	$148,089	$(1,100,523)	$(1,100,523)	$(177,465)	$(177,465)		$(4,848,417)
Amortization of beneficial conversion features discount and warrant discount	231,998					56,038	30,065					87,550	405,651
Stock based compensation expense- employee	414,909								1,033,411	171,520	171,520		1,791,360
Stock based compensation expense- consultant	414,909		1,557,706					3,998,381					5,970,996
(Decrease) increase in warrant liability		(703,326)	(24,405)		-		(178,154)	67,111	67,111	5,945	5,945		(759,773)
Increase in beneficial conversion feature liaiblity						(208,149)							(208,149)
Write-off of beneficial conversion feature			(380,440)										(380,440)
Accrued expenses	135,529		98,051									(46,125)	187,455
Accrual of liquidating damages												46,125	46,125
Beneficial conversion feature	231,998					(231,998)							-
Warrants issued for consulting services	111,255											(111,255)	-

Results of Operations

Three Months Ended December 31, 2008 Compared To Three Months Ended December 31, 2007

Revenues for the three months ended December 31, 2008 and 2007 were zero.  Although we received an order and deposit for two water treatment systems during the 2008 fiscal year, revenue from this order has not been recognized because the units have not been completed and delivered. The Company incurred operating expenses of $812,865 during the three months ended December 31, 2008, a decrease of $4,496,765 or approximately 85%, as compared to $5,309,630 for the three months ended December 31, 2007.  General and administrative expenses were $621,543 during the three months ended December 31, 2008, a decrease of $4,443,026 or approximately 88%, as compared to $5,064,569 for the three months ended December 31, 2007.  The decrease in general and administrative expenses contributed to the significant decrease in operating expenses. During the three months ended December 31, 2007, options and warrants having a value of $4,797,385 were issued to employees and consultants. During the three months ended December 31, 2008, options and warrants accounted for $248,752 of the total general and administrative expenses.. Research and development expenses were $178,963 during the three months ended December 31, 2008, a decrease of $57,941 or approximately 24%, as compared to $236,904 for the three months ended December 31, 2007.  The decrease in research and development expenses resulted primarily from the reallocation of personnel for the design of the two water treatment systems ordered during the 2008 fiscal year.

Other income (expense) totaled $1,761,770 during the three months ended December 30, 2008, an increase of $919,217 or approximately 109%, as compared to $842,553 for the three months ended December 31, 2007. The Company earned interest income of $3,591 during the three months ended December 31, 2008, an increase of $2,674 or 292%, as compared to $917 during the three months ended December 31, 2007.  The Company incurred interest expense of $94,765 during the three months ended December 31, 2008, a decrease of $411,961 or approximately 81%, as compared to $506,726 for the three months ended December 31, 2007. The decrease in interest expense was due primarily to the amortization of the beneficial conversion features discount and warrant discount of the convertible debt securities during the three months ended December 31, 2007. Decrease in warrant liability was $1,851,368 during the three months ended December 31, 2008, an increase of $1,091,595 or approximately 144%, as compared to $759,773 during the three months ended December 31, 2007. The increase in decrease in warrant liability was due to the decrease in the expected term of the options and warrants and the trading price of the common stock. Decrease in beneficial conversion features liability was $26,000 during the three months ended December 31, 2008, a decrease of $182,149 or approximately 88%, as compared to $208,149 decrease in beneficial conversion features liability during the three months ended December 31, 2007. The decrease in beneficial conversion features liability was due to the expiration of the expected term of the beneficial conversion feature. During the three months ended December 31, 2008 the Company recorded a write-off of property and equipment in the amount of $24,424. There were no comparable expenses recorded during the three months ended December 31, 2007. During the three months ended December 31, 2007 the Company recorded a write-off of beneficial conversion feature and discount of $380,440 related to the advisory board compensation.  There were no comparable expenses recorded during the three months ended December 31, 2008.

As a result of these items, net income for the three months ended December 31, 2008 was $948,905, an increase of $5,416,882 or approximately 121% over the loss of $4,467,977 incurred for the three months ended December 31, 2007.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $565,224 at December 31, 2008. The Company’s source of liquidity has been the sale of its securities and deposits received from orders for two water treatment systems. The Company expects to receive additional orders for water treatment systems but if it does not receive additional orders or if these orders do not satisfy its capital needs, the Company expects to sell its securities or obtain loans to meet its capital requirements.  The Company has no binding commitments for financing and, with the exception of the orders it received during the 2008 fiscal year, for the sale of water treatment systems.  There can be no assurance that sales of the Company’s securities or of its water treatment systems, if such sales occur, will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. As of December 31, 2008, a total of $1,648,449 in principal and accrued interest of certain promissory notes issued by the Company were due.  The Company has not yet paid the notes and no demand for payment has been made.

Operating Activities

During the three months ended December 31, 2008, the Company used $655,364 of cash in operating activities.  Non-cash adjustments included $12,359 for depreciation, $27,094 for amortization of warrant and beneficial conversion feature, $24,424 for write-off of property and equipment. Cash provided by operating activities included $199,660 in accounts payable, and $122,261 in accrued liabilities. Cash used in operating activities included $318,474 for inventory, $42,977 for other current assets, $1,851,368 for warrant liability, and $26,000 for beneficial conversion feature liability. Stock based compensation to employees was $238,244 and stock based compensation to nonemployees was $10,508.

During the three months ended December 31, 2007, the Company used $292,883 of cash in operating activities. Non-cash adjustments included $8,157 for depreciation, $405,651 for amortization of warrant and beneficial conversion feature, $576,000 for a write-off of beneficial conversion feature, and $46,125 for accrual of liquidating damages. Cash provided by operating activities included $187,455 in accounts payable and $274,891 in accrued expenses. Cash used in operating activities included $650 in other current assets, and $765,855 in warrant liability. Stock based compensation to employees was $1,791,360 and non-employees was $3,038,421.

Investing Activities

During the three months ended December 31, 2007, the Company acquired property and equipment totaling $26,666. There were no such acquisitions or other investing activities during the three months ended December 31, 2008.

Financing Activities

During the three months ended December 31, 2007, the Company used $51,596 in financing activities.  The Company made payments of $19,260 to officers for a loan payable, $5,000 to a related party for a note payable and $27,336 on an equity line of credit.During the three months ended December 31, 2008, cash was not provided by or used in financing activities.

As of December 31, 2008, the Company had an accumulated deficit of $20,944,751. Management anticipates that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, special purpose entities or financing partnerships.

Capital Expenditures

The Company currently has no commitments for capital expenditures.

Material Trends, Events or Uncertainties

We are not certain how the current economic downturn may affect our business.  Because of the global recession, government agencies and private industry may not have the funds to purchase our water treatment systems.  It may also be more difficult for us to raise capital in the current economic environment. Other than as discussed herein, the Company does not know of any material trends, events or uncertainties that may impact its operations in the future.

Going Concern Opinion

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2008, the Company has incurred cumulative losses of $20,944,751, including income for the three months ended December 31, 2008 of $948,905. As the Company has limited cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate financing to pay for its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to undertake additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements, which may significantly reduce the amount of cash the Company will have for its operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

As mentioned in Notes 7 and 8, the Company has convertible notes and subordinated notes payable that have matured. The Company is in the process of renegotiating the terms of the notes with the note holders to extend the maturity date. If the Company is unsuccessful in extending the maturity date, the Company may not be able to continue as a going concern.

Part I, Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide this disclosure.

Part I, Item 4T.  Controls and Procedures.

(a) Disclosure Controls and Procedures

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

3.           We do not have review and supervision procedures for financial reporting functions. The review and supervision function of internal control relates to the accuracy of financial information reported. The failure to review and supervise could allow the reporting of inaccurate or incomplete financial information. Due to our size and nature, review and supervision may not always be possible or economically feasible.  Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

(b) Changes in internal control over financial reporting

During the three months ended December 31, 2008 the Company has not made any changes to internal control over financial reporting.

Part II, Item 1.  Legal Proceedings.

Not applicable.

Part II, Item 1A.  Risk Factors.

As a smaller reporting company we are not required to provide this information.

Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On October 9, 2008, the Company issued 600,139 shares of common stock to our legal counsel, Richardson & Patel LLP, for the payment of legal services having a value of $126,029.  We relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as we did not engage in general solicitation or advertising in making this offering and the offeree occupied an insider status relative to us that afforded it effective access to the information registration would otherwise provide.

On October 13, 2008, the Company issued 833,333 shares of common stock to RJ Metals Co. for the payment of property and equipment having a value of $125,000.  RJ Metals Co. is controlled by Rodney Anderson, one of our directors, and his son. We relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as we did not engage in general solicitation or advertising in making this offering and the offeree occupied an insider status relative to us that afforded it effective access to the information registration would otherwise provide.

During the three months ended December 31, 2008, the Company issued 494,930 shares of common stock in exchange for $40,000 in principal amount and $1,797 in interest owed to holders of our convertible notes. We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as the notes were exchanged by us with our existing security holders exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

Part II, Item 3.  Defaults upon Senior Securities.

Under the terms of a Registration Rights Agreement executed in connection with an offering that closed on July 18, 2007, we were required to file a registration statement under the Securities Act of 1933 in order to register the resale of the shares of common stock issuable upon conversion of certain units we sold consisting of Subordinated Convertible Debentures and Warrants. The units had a value of $1,025,000. If we did not file a registration statement with respect to the these securities within 45 days following the closing of the offering, or if the registration statement was not declared effective by the Securities and Exchange Commission within 90 days of the closing, then we are required to pay to each purchaser damages equal to 1.5% of the purchase price paid by the purchaser for the Subordinated Convertible Debentures for each 30 days that transpires after these deadlines. The amount of the aggregate damages payable by us is limited to 15% of the purchase price. We had until August 31, 2007 to file the registration statement. We filed the registration statement on November 14, 2007, incurring a penalty for 78 days which amounted to $38,437.50. The registration statement has not been declared effective as of the date of this report, therefore we have incurred an additional penalty for 85 days totaling $153,750.

As of December 31, 2008, a total of $1,648,449 in principal and accrued interest of certain promissory notes issued by the Company were due.  The Company has not yet paid the notes and no demand for payment has been made.

Part II, Item 4.  Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2008, no matters were submitted to a vote of security holders.

Part II, Item 5.  Other Information.

Not applicable.

Part II, Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

10.1	Letter dated October 14, 2008 to RJ Metal Co. re: equipment purchase(2)

10.2	Notice of Grant of Stock Option to David Ross(2)

10.3	Stock Option Agreement/David Ross(2)

10.4	Notice of Grant of Stock Option to Rodney Anderson(2)

10.5	Stock Option Agreement/Rodney Anderson(2)

10.6	Termination, Separation and Release Agreement dated November 11, 2008 between the registrant and Richard Papalian(3)

10.7	Notice of Grant of Stock Option to Richard Papalian(3)

10.8	Stock Option Agreement/Richard Papalian(3)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.
(1) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2003 as file number 002-95626-D.
(2) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008 as file number 002-95626-D.
(3) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2008 as file number 002-95626-D.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Sionix Corporation has caused this report to be signed on its behalf by the undersigned, duly authorized.

February 23, 2009

SIONIX CORPORATION

By:	/s/ James J. Houtz
James J. Houtz, President

By:	/s/ Rodney Anderson
Rodney Anderson, Chief Financial Officer