Form 10-Q/A
period 2008-03-31
SIONIX CORP
filed 2009-05-11
CIK 764667

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

The number of shares of common stock outstanding at May 4, 2009 was 142,303,907 shares.

Transitional Small Business Format (Check one) Yes ☐No  ☒

EXPLANATORY NOTE

Subsequent to filing Form 10-QSB for the six months ended March 31, 2008, the Company determined that certain transactions were not properly accounted for or were omitted. The primary purpose of the Amendment is to disclose the restatement of our financial statements for these transactions for the six months ended March 31, 2008.  A complete discussion of the restatement is included in the section of the Amendment titled “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” and in note 14 to our financial statements for the six months ended March 31, 2008.

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

Sionix Corporation – Form 10-QSB
Table of Contents

Part I	Financial Information

	Item 1	Financial Statements	4

		Balance Sheet as of March 31, 2008 (Unaudited) (Restated)	4

		Statements of Income (Operations) (Unaudited) for the three and six months ended March 31, 2008 and March 31, 2007 and from inception (October 3, 1994) to March 31, 2008 (Restated)	5

		Statements of Stockholders Equity (Deficit) for the period from inception (October 3, 1994) to March 31, 2008 (Restated)	6

		Statements of Cash Flows (unaudited) for the six months ended March 31, 2008 and March 31, 2007 and from inception (October 3, 1994) to March 31, 2008 (Restated)	9

		Notes to unaudited financial statements	10

		Forward-Looking Statements	40

Part II	Other Information		57

	Item 1	Legal Proceedings	57

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	57

	Item 3	Defaults upon Senior Securities	57

	Item 4	Submission of Matters to a Vote of Security Holders	57

	Item 5	Other Information	57

	Item 6	Exhibits	57

Part III	Signatures		58

Part IV	Exhibit – 31.1 Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

Part V	Exhibit – 32 Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

Sionix Corporation
A Development Stage Company
Balance Sheet (Unaudited)
March 31, 2008

Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$102,755
Other current assets	35,000
TOTAL CURRENT ASSETS	137,755

PROPERTY AND EQUIPMENT, net	24,518

DEPOSITS	4,600
$166,873

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$503,124
Accrued expenses	2,423,254
Liquidated damages liability	153,750
Notes payable to related parties	124,000
Convertible notes, net	1,525,971
10% subordinated notes payable	352,389
Warrant liability	2,558,164
Beneficial conversion features liability	874,882
TOTAL CURRENT LIABILITIES	8,515,534

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value; 150,000,000 shares authorized;
107,117,101 shares issued; 106,635,201 shares outstanding	107,012
Additional paid-in capital	10,837,605
Shares to be issued	326,900
Deficit accumulated during development stage	(19,620,178)
TOTAL STOCKHOLDERS' DEFICIT	(8,348,661)
TOTAL LIABILITIES AND STOCKHODLERS' DEFICIT	$166,873

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
Statement of Income (Operations) (Unaudited)

					Cummulative from
					Inception
	For the three months ended March 31,		For the six months ended March 31,		(October 3, 1994)
	2008	2007	2008	2007	to March 31, 2008
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Operating expenses
General and administrative	$627,224	$333,644	$5,691,794	$610,368	$19,021,299
Research and development	329,028		565,932		2,541,872
Depreciation and amortization	8,157	7,995	16,314	15,788	548,419
Total operating expenses	964,409	341,639	6,274,040	626,156	22,111,590
Loss from Operations	(964,409)	(341,639)	(6,274,040)	(626,156)	(22,111,590)

Other income (expense)
Interest income	366	505	1,279	611	59,822
Interest expense	(554,065)	(51,346)	(1,060,790)	(160,274)	(2,237,719)
Decrease in warrant liability	4,168,133		4,927,906		5,397,217
Decrease (increase) in beneficial conversion features liability	347,780		555,929		551,885
Impairment of intangibles					(1,267,278)
Inventory obsolesence					(365,078)
Legal settlement					344,949
Loss on settlement of debt					(230,268)
Loss on lease termination	(129,166)		(129,166)		(129,166)
Write-off of beneficial conversion feature and discount			380,440		380,440
Total Other Income (Expense)	3,833,048	(50,841)	4,675,598	(159,663)	2,504,804
Loss before income taxes	2,868,639	(392,480)	(1,598,442)	(785,819)	(19,606,786)
Income Taxes			900	900	13,392
Net Loss	$2,868,639	$(392,480)	$(1,599,342)	$(786,719)	$(19,620,178)

Basic and dilutive loss per share	$0.03	$-	$(0.01)	$-

Basic and diluted wighted average nubmer of shares of Common Stock outstanding*	107,494,374	105,459,175	107,494,374	105,459,175

* - Weighted averag diluted number of share are the same as basic weighted average nuimber of shares as the effect is anti-dilutive.

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
Statement of Stockholders’ Equity (Deficit) (Unaudited)
For the Period from Inception (October 3, 1994) to March 31, 2008

									Deficit	Total
	Common Stock		Additional	Stock	Deferred	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Warrant	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Expense	Receivable	Cancelled	Fees	Inception	(Deficit)

Stock issued for cash October 3, 1994	10,000	$10	$90							$100
Net loss from October 3,1994, to December 31, 1994									(1,521)	(1,521)
Balance at December 31, 1994	10,000	10	90	-	-	-	-	-	(1,521)	(1,421)
Shares issued for assignment rights	1,990,000	1,990	(1,990)							-
Shares issued for services	572,473	572	135,046							135,618
Shares issued for debt	1,038,640	1,038	1,164,915							1,165,953
Shares issued for cash	232,557	233	1,119,027							1,119,260
Shares issued for subscription receivable	414,200	414	1,652,658			(1,656,800)				(3,728)
Shares issued for productions costs	112,500	113	674,887			(675,000)				-
Net loss for the year ended December 31, 1995									(914,279)	(914,279)
Balance at December 31, 1995	4,370,370	4,370	4,744,633	-	-	(2,331,800)	-	-	(915,800)	1,501,403
Shares issued for reorganization	18,632,612	18,633	(58,033)							(39,400)
Shares issued for cash	572,407	573	571,834							572,407
Shares issued for services	24,307	24	24,283							24,307
Net loss for the year ended September 30, 1996									(922,717)	(922,717)
Balance at September 30, 1996	23,599,696	23,600	5,282,717	-	-	(2,331,800)	-	-	(1,838,517)	1,136,000
Shares issued for cash	722,733	723	365,857							366,580
Shares issued for services	274,299	274	54,586							54,860
Cancellation of shares	(542,138)	(542)	(674,458)			675,000				-
Net loss for the year ended September 30, 1997									(858,915)	(858,915)
Balance at September 30, 1997	24,054,590	24,055	5,028,702	-	-	(1,656,800)	-	-	(2,697,432)	698,525
Shares issued for cash	2,810,000	2,810	278,190							281,000
Shares issued for services	895,455	895	88,651							89,546
Shares issued for compensation	2,200,000	2,200	217,800							220,000
Cancellation of shares	(2,538,170)	(2,538)	(1,534,262)			1,656,800				120,000
Net loss for the year ended September 30, 1998									(1,898,376)	(1,898,376)
Balance at September 30, 1998	27,421,875	27,422	4,079,081	-	-	-	-	-	(4,595,808)	(489,305)
Shares issued for compensation	3,847,742	3,847	389,078							392,925
Shares issued for services	705,746	706	215,329							216,035
Shares issued for cash	9,383,000	9,383	928,917							938,300
Net loss for the year ended September 30, 1999									(1,158,755)	(1,158,755)
Balance at September 30, 1999	41,358,363	41,358	5,612,405	-	-	-	-	-	(5,754,563)	(100,800)
Shares issued for cash	10,303,500	10,304	1,020,046							1,030,350
Shares issued for compensation	1,517,615	1,518	1,218,598							1,220,116
Shares issued for services	986,844	986	253,301							254,287
Net loss for the year ended September 30, 2000									(2,414,188)	(2,414,188)
Balance at September 30, 2000	54,166,322	54,166	8,104,350	-	-	-	-	-	(8,168,751)	(10,235)

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
Statement of Stockholders’ Equity (Deficit) (Unaudited) - Continued
For the Period from Inception (October 3, 1994) to March 31, 2008

								Deficit	Total
	Common Stock		Additional	Stock	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Receivable	Cancelled	Fees	Inception	(Deficit)

Balance at September 30, 2000	54,166,322	54,166	8,104,350	-	-	-	-	(8,168,751)	(10,235)
Shares issued for services and prepaid expenses	2,517,376	2,517	530,368				(141,318)		391,567
Shares issued for cash	6,005,000	6,005	594,495						600,500
Shares to be issued for cash (100,000 shares)				10,000					10,000
Shares to be issued for debt (639,509 shares)				103,295					103,295
Net loss for the year ended September 30, 2001								(1,353,429)	(1,353,429)
Balance at September 30, 2001	62,688,698	62,688	9,229,213	113,295	-	-	(141,318)	(9,522,180)	(258,302)
Shares issued for services and prepaid expenses	1,111,710	1,112	361,603				54,400		417,115
Shares issued as a contribution	100,000	100	11,200						11,300
Shares issued for compensation	18,838	19	2,897						2,916
Shares issued for cash	16,815,357	16,815	1,560,782	(10,000)					1,567,597
Shares issued for debt	1,339,509	1,340	208,639	(103,295)					106,684
Shares to be issued for services related to raising equity (967,742 shares)			(300,000)	300,000					-
Cancellation of shares	(7,533,701)	(7,534)							(7,534)
Net loss for the year ended September 30, 2002								(1,243,309)	(1,243,309)
Balance at September 30, 2002	74,540,411	74,540	11,074,334	300,000	-	-	(86,918)	(10,765,489)	596,467
Shares issued for services and prepaid expenses	2,467,742	2,468	651,757	(300,000)					354,225
Shares issued for capital equity line	8,154,317	8,154	891,846						900,000
Amortization of consulting fees							86918		86918
Cancellation of shares	(50,000)	(50)	50						-
Shares to be cancelled (7,349,204 shares)			7,349			(7,349)			-
Net loss for the year ended September 30, 2003								(1,721,991)	(1,721,991)
Balance at September 30, 2003	85,112,470	85,112	12,625,336	-	-	(7,349)	-	(12,487,480)	215,619
Shares issued for capital equity line	19,179,016	19,179	447,706						466,885
Shares issued for services	5,100,004	5,100	196,997				(13,075)		189,022
Share to be issued for cash (963,336 shares)				28,900					28,900
Shares to be issued for debt (500,000 shares)				15,000					15,000
Cancellation of shares	(7,349,204)	(7,349)				7,349			-
Issuance of warrants related to 2004 stock purchase			24,366						24,366
Net loss for the year ended September 30, 2004								(1,593,136)	(1,593,136)
Balance at September 30, 2004	102,042,286	102,042	13,294,405	43,900	-	-	(13,075)	(14,080,616)	(653,344)

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
Statement of Stockholders’ Equity (Deficit) (Unaudited) - Continued
For the Period from Inception (October 3, 1994) to March 31, 2008

								Deficit	Total
	Common Stock		Additional	Stock	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Receivable	Cancelled	Fees	Inception	(Deficit)

Balance at September 30, 2004, Restated	102,042,286	102,042	13,294,405	43,900	-	-	(13,075)	(14,080,615)	(653,343)
Amortization of consulting fees							13,075		13,075
Net loss for the year ended September 30, 2005								(722,676)	(722,676)
Balance at September 30, 2005,Restated	102,042,286	102,042	13,294,405	43,900	-	-	-	(14,803,291)	(1,362,944)
Net loss for the year ended September 30, 2006								(1,049,319)	(1,049,319)
Balance at September 30, 2006,Restated	102,042,286	102,042	13,294,405	43,900	-	-	-	(15,852,610)	(2,412,263)
Shares issued for services	4,592,915	4,593	80,336						84,929
Reclassification of 2001 Executive Option Plan as of July 17, 2007			(2,271,879)						(2,271,879)
Reclassification of beneficial conversion features liability related to advisory board compensation as of July 17, 2007			(269,851)						(269,851)
Reclassification of warrants related to 2004 stock purchase agreement as of July 17, 2007			(70,029)						(70,029)
Net loss for the year ended September 30, 2007								(2,168,226)	(2,168,226)
Balance at September 30, 2007,Restated	106,635,201	106,635	10,762,982	43,900	-	-	-	(18,020,836)	(7,107,319)
Conversion of note payable into Common Stock	227,273	227	49,773						50,000
Common Stock issued for services	150,000	150	24,850						25,000
Common Stock to be issued for cash				283,000					283,000
Net loss for the six months ended March 31, 2008								(1,599,342)	(1,599,342)
Balance at March 31, 2008	107,012,474	$107,012	$10,837,605	$326,900	$-	$-	$-	$(19,620,178)	$(8,348,661)

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
Statement of Cash Flows (Unaudited)

			Cummulative
			from
	For the Six Months		Inception
	Ended March 31,		(October 3, 1994) to
	2008	2007	March 31,2008
	(Restated)	(Restated)	(Restated)

Operating activities:
Net loss	$(1,599,342)	$(786,719)	$(19,620,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,314	15,788	635,337
Amortization of beneficial conversion features discount and warrant discount	833,775	117,524	1,716,793
Stock based compensation expense - employee	1,791,360		3,627,317
Stock based compensation expense - consultant	3,171,049	32,929	6,232,732
Decrease in warrant liabilities	(4,927,906)		(5,494,031)
Decrease in beneficial conversion features liabilities	(555,929)		(551,885)
Write-off of beneficial conversion features	(380,440)		(380,440)
Impairment of assets			514,755
Write-down of obsolete assets			38,862
Impairment of intangible assets			1,117,601
Loss on settlement of debt			130,268
Loss on termination of lease	129,166		129,166
Accrual of liquidating damages	138,375		153,750
Other			(799,044)
(Increase) decrease in assets:
Other current assets	(33,650)		(35,000)
Other assets		(10,350)	(104,600)
Increase (decrease) in liabilities:
Accounts payable	345,724	(50,366)	503,123
Accrued expenses	174,508	334,853	2,181,320
Net cash used in operating activities	(896,996)	(346,341)	(10,004,154)

Investing activities:
Acquisition of property and equipment	(29,164)	(12,972)	(400,619)
Acquisition of patents			(154,061)
Net cash used in investing activities	(29,164)	(12,972)	(554,680)

Financing activities:
Payment on notes payable to officer	(19,260)	(28,800)	(218,502)
Proceeds from notes payable, related party			457,433
Payments on notes payable to related party	(5,000)		(5,000)
Receipt from (payments to) equity line of credit	(27,336)	(150,000)	428,664
Proceeds from convertible notes payable		750,000	1,861,000
Proceeds from 10% subordinated notes payable	425,000		425,000
Issuance of common stock			7,386,094
Receipt of cash for stock to be issued	283,000		326,900
Net cash provided by (used in) financing activities	656,404	571,200	10,661,589

Net increase (decrease) in cash and cash equivalents	(269,756)	211,887	102,755

Cash balances:
Beginning of period	372,511	4,544
End of month	$102,755	$216,431	$102,755

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
march 31, 2008

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

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited financial statements reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the six month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending September 30, 2008 and should be read in conjunction with the audited financial statements for the year ended September 30, 2007.

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

The cost of advertising is expensed as incurred. Total advertising costs were included in general and administrative expenses and were $2,474 and $1,410 for the three and six months ended March 31, 2008 and 2007, respectively.

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

NOTE 3     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2008:

Equipment and machinery	$213,166
Furniture and fixtures	24,594
237,760
Less accumulated depreciation	(213,242)

Net Property and Equipment	$24,518

Depreciation expenses for the three and six months ended March 31, 2008 were $8,157 and $16,314, respectively. Depreciation expenses for the three and six months ended March 31, 2007 were $7,995 and $15,788, respectively.

NOTE 4     ACCRUED EXPENSES (Restated)

Accrued expenses consisted of the following at March 31, 2008:

Accrued salaries and amounts withheld therefrom	$1,480,048
Advisory board compensation	576,000
Interest payable	250,624
Other accruals	116,582

Total accrued expenses	$2,423,254

NOTE 5     NOTES PAYABLE TO RELATED PARTIES

The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes bear interest at rates up to 13% and are due on demand. As of March 31, 2008, notes payable amounted to $124,000. The Company recorded $3,204 and $6,443 of interest expense on those notes during the three and six months ended March 31, 2008, respectively.

NOTE 6     CONVERTIBLE NOTES PAYABLE (Restated)

Convertible Notes 1

Between October 2006 and February 2007, the Company completed an offering of $750,000 in principal amount of convertible notes, which bear interest at 10% per annum and mature at the earlier of (i) 18 months from the date of issuance (ii) an event of default or (iii) the closing of any equity related financing by the Company in which the gross proceeds are a minimum of $2,500,000. These notes are convertible into shares of the Company’s Common Stock at $0.05 per share or shares of any equity security issued by the Company at a conversion price equal to the price at which such security is sold to any other party. In the event that a registration statement covering the underlying shares was not declared effective within 180 days after the closing, the conversion price was to be reduced by $0.0025 per share for each 30 day period that the effectiveness of the registration statement was delayed but in no case could the conversion price be reduced below $0.04 per share. As of March 31, 2008, the conversion price was $0.04 per share.

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

As of March 31, 2008, the outstanding principal amount of the convertible notes was $750,000 and the unamortized embedded beneficial conversion feature discount was $40,556, for a net convertible debt of $709,444.

For the three months ended March 31, 2008, interest expense was $18,958, and amortization expense for the embedded beneficial conversion feature discount was $125,000, which was included in interest expense in the other income (expense) section of the statement of operations.

For the six months ended March 31, 2008, interest expense was $38,334, and amortization expense for the embedded beneficial conversion feature discount was $250,000, which was included in interest expense in the other income (expense) section of the statement of operations.

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

As of March 31, 2008, the outstanding principal amount of the convertible notes was $86,000 and the unamortized embedded beneficial conversion feature discount was $38,223, for a net convertible debt of $47,777.

For the three months ended March 31, 2008, interest expense was $2,144, and amortization expense for the embedded beneficial conversion feature discount was $14,333, which was included in interest expense in the other income (expense) section of the statement of operations.

For the six months ended March 31, 2008, interest expense was $4,335, and amortization expense for the embedded beneficial conversion feature discount was $28,666, which was included in interest expense in the other income (expense) section of the statement of operations.

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

Under the terms of a Registration Rights Agreement signed in conjunction with this offering, the Company is required to file a registration statement under the Securities Act of 1933 in order to register the resale of the shares of Common Stock issuable upon conversion of the Convertible Notes 3 and the warrant shares (collectively, the "Registrable Securities"). If the Company did not file a registration statement with respect to the Registrable Securities within forty-five days following the closing of the offering, or if the registration statement was not declared effective by the Securities and Exchange Commission within 90 days, then the Company was required to pay to each purchaser damages equal to 1.5% of the purchase price paid by the purchaser for Convertible Notes 3 for each 30 day period that followed these deadlines. The aggregate amount of damages payable by the Company is limited to 15% of the purchase price. The Company had until August 31, 2007 to file the registration statement. As of and for the three months ended March 31, 2008, the Company recorded $61,500 and $46,125 as liquidated damages, respectively. No derivative liability is recorded as the amount of liquidated damage is fixed with a maximum ceiling.

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

As of March 31, 2008, the outstanding principal amount of the convertible notes was $975,000, unamortized warrant discount was $86,650 and unamortized embedded beneficial conversion feature discount was $119,600, for a net convertible debt of $768,750, and the number of outstanding warrants was 2,329,546.

For the three months ended March 31, 2008, interest expense was $20,444, amortization expense for the warrant discount was $111,031, which was included in interest expense in the other income (expense) section of the statement of operations, and amortization expense for the beneficial conversion feature discount was $153,553, which was also included in interest expense in the other income (expense) section of the statement of operations.

For the six months ended March 31, 2008, interest expense was $40,663, amortization expense for the warrant discount was $218,578, which was included in interest expense in the other income (expense) section of the statement of operations, and amortization expense for the beneficial conversion feature discount was $302,255, which was also included in interest expense in the other income (expense) section of the statement of operations.

NOTE 7            10% SUBORDINATED NOTES PAYABLE (Restated)

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

As of March 31, 2008, the principal outstanding totaled $425,000, unamortized warrant discount totaled $72,611, and the net amount of the note payable was $352,389.

For the three and six months ended March 31, 2008, interest expense was $8,938, and amortization expense for the warrant discount was $24,204, which was included in interest expense in the other income (expense) section of the statement of operations.

NOTE 8            WARRANT LIABILITY (Restated)

2001 Executive Officers Stock Option Plan

In October 2000, the Company amended its employment agreements with its executive officers. In conjunction with the amendments the Company adopted the 2001 Executive Officers Stock Option Plan. The plan reserved 7,576,680 shares of Common Stock for awards and, as of March 31, 2008, had issued options for the purchase of 7,034,140 shares of Common Stock. The options expire 5 years from the date of issuance.

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

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities. The Company analyzed the options as of March 31, 2008 by following the guidance of SFAS 133, paragraph 6 to ascertain if the options issued remained derivatives as of March 31, 2008. All of the criteria in the original analysis were met, and the options issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. The Company next applied EITF 00-19, paragraph 10, which states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the Convertible Debentures on July 17, 2007.

The fair value of the options was $457,114 as of March 31, 2008, calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and an expected term of 3 years.

The decrease in the fair value of the options was recorded by decreasing warrant liability on the balance sheet by $766,474 for the three months ended March 31, 2008.

The decrease in the fair value of the options was recorded by decreasing warrant liability on the balance sheet by $1,469,800 for the six months ended March 31, 2008.

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

The fair value of the warrants was $865,431 ($741,371 attributable to the holders of the Convertible Notes 3 and $124,060 attributable to the placement fee) at the date of issuance calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility of 219.89% to 226.04%; dividend yield of 0% and an expected term of 5 years. Therefore, the relative fair value of the warrants attributable to the holders of the Convertible Notes 3 was determined to be $430,189.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the warrants as of March 31, 2008 by following the guidance of SFAS 133, paragraph 6 to ascertain if the warrants issued remained derivatives as of March 31, 2008. All of the criteria in the original analysis were met, and the warrants issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrants was determined to be $149,493 ($124,735 attributable to the holders of the Convertible Notes 3 and $24,748 attributable to the placement fee) as of March 31, 2008, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and an expected term of 4.17 to 4.25 years. Therefore, the relative fair value of the warrants attributable to the holders of the Convertible Notes 3 was determined to be $111,202.

The decrease in the fair value of the warrants for the three months ended March 31, 2008 was recorded by decreasing warrant liabilities on the balance sheet by $185,827 ($143,242 attributable to the holders of the Convertible Notes 3 and $42,585 attributable to the placement fee).

The decrease in the fair value of the warrants for the six months ended March 31, 2008 was recorded by decreasing warrant liabilities on the balance sheet by $363,982 ($268,469 attributable to the holders of the Convertible Notes 3 and $95,513 attributable to the placement fee).

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

The Company analyzed the warrants by applying FASB 133, paragraph 6 to ascertain if the warrants remained derivatives as of March 31, 2008. All of the criteria in the original analysis were met, and the warrants issued were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by a company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the warrants was determined to be $549,672 as of March 31, 2008, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and an expected term of 4.67 years.

The decrease in the fair value of the warrants was $983,628 for the three months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the warrants was $1,008,033 for the six months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

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

The Company analyzed the option by applying FASB 133, paragraph 6 to ascertain if the option remained a derivative as of March 31, 2008. All of the criteria in the original analysis were met, and the option issued was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the option was determined to be $63,620 as of March 31, 2008, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and an expected term of 4.67 years.

The decrease in the fair value of the option was $113,845 for the three months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the option was $107,900 for the six months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

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

The Company analyzed the option by applying FASB 133, paragraph 6 to ascertain if the option remained a derivative as of March 31, 2008. All of the criteria in the original analysis were met, and the option issued was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the option was determined to be $63,620 as of March 31, 2008 using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and an expected term of 4.67 years.

The decrease in the fair value of the option was $113,845 for the three months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the option was $107,900 for the six months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

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

The Company analyzed the option as of March 31, 2008 by applying FASB 133, paragraph 6 to ascertain if the option issued remained a derivative as of March 31, 2008. All of the criteria in the original analysis were met, and the option issued was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by a company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the option was $543,267 as of March 31, 2008, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and an expected term of 4.67 years.

The decrease in the fair value of the option was $972,165 for the three months ended March 31, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the option was $905,054 for the six months ended March 31, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

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

The Company analyzed the warrant by applying FASB 133, paragraph 6 to ascertain if the warrant remained a derivative as of March 31, 2008. All of the criteria in the original analysis were met, and the warrant was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the option was $543,267 as of March 31, 2008, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and an expected term of 4.67 years.

The decrease in the fair value of the option was $972,165 for the three months ended March 31, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the option was $905,054 for the six months ended March 31, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

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

The fair value of the warrants was determined to be $125,462 at the date of issuance, which was calculated using the Black Sholes valuation model, using the following assumptions: risk free rate of return of ranging from 2.64% to 3.26%, volatility ranging from 97.08% to 98.27%, dividend yield of 0% and expected life of six years. Therefore, the relative fair value of the warrants was determined to be $96,814.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the warrants by applying FASB 133, paragraph 6 to ascertain if the warrants remained derivatives as of March 31, 2008. All of the criteria in the original analysis were met, and the warrants issued were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the warrants was determined to be $50,811 as of March 31, 2008, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and an expected term of 5.83 years. Therefore, the relative fair value of the warrants was determined to be $45,385.

The decrease in the fair value of the options was $51,429 for the three and six months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Warrants Related to $750,000 Stock Issuance

On March 14, 2008 the Company began an offering of units consisting of Common Stock and warrants to purchase shares of its Common Stock to a group of institutional and accredited investors.  The Company raised a total of $750,000 through this offering.  The Company issued warrants to purchase 15,000,000 shares of Common Stock at an exercise price of $0.10 per share. The warrants expire three years from the date of issuance.

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

The fair value of the warrants was determined to be $470,004 at the date of issuance, which was calculated using the Black Sholes valuation model, using the following assumptions: risk free rate of return of 1.32% to 1.57%, volatility of 72.53% to 75.80%, dividend yield of 0%, and expected term of 3 years. Therefore, the relative fair value of the warrants was determined to be $165,022.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The Company analyzed the warrants by applying FASB 133, paragraph 6 to ascertain if the warrants remained derivatives as of March 31, 2008. All of the criteria in the original analysis were met, and the warrants were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9 also states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the warrants was determined to be $403,602 as of March 31, 2008, which was calculated using the Black Sholes valuation model, using the following assumptions: risk free rate of return of 1.56%, volatility of 72.53%, dividend yield of 0% and expected term of 2.92 years. Therefore, the relative fair value of the warrants was determined to be $156,268.

The decrease in the fair value of the warrants of $8,754 for the three and six months ended March 31, 2008 was recorded in decrease in warrant liability in the other income (expense) section of the statement of operations.

NOTE 9            BENEFICIAL CONVERSION FEATURES LIABILITY (Restated)

The Company issued convertible notes between October 17, 2006 and July 17, 2007 that mature between June 17, 2008 and December 31, 2008 and include embedded beneficial conversion features that allow the holders of the convertible notes to convert their notes into Common Stock shares at rates between $.01 and $.22. The convertible notes accrue interest at rates between 8% and 10%, and any accrued but unpaid interest is also convertible by the holder of the convertible notes into shares of Common Stock at the same rate.

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

The Company followed the guidance of SFAS 133, paragraph 6, to ascertain if the embedded beneficial conversion features remained derivatives as of March 31, 2008. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were determined to be within the scope and definition of a derivative. The Company followed the guidance of SFAS 133, paragraph 12, to determine if the embedded beneficial conversion features should be separated from the convertible notes. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were separated from the convertible notes. In order to determine the classification of the embedded beneficial conversion features, the Company applied paragraph 19 of EITF 00-19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. In order to determine the value of the embedded conversion features, the Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the embedded beneficial conversion features was $874,882 as of March 31, 2008, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0% and an expected term of .08 to .75 years.

The decrease in the fair value of the embedded beneficial conversion features for the three months ended March 31, 2008 were recorded by decreasing beneficial conversion features liability on the balance sheet by $347,740.

The decrease in the fair value of the embedded beneficial conversion features for the six months ended March 31, 2008 were recorded by decreasing beneficial conversion features liability on the balance sheet by $555,929.

NOTE 10          STOCKHOLDERS’ EQUITY (Restated)

Common Stock

The Company has 150,000,000 authorized shares with $0.001 par value. As of March 31, 2008, the Company had 107,494,374 shares issued and 107,012,474 shares outstanding.

During the three and six months ended March 31, 2008 the Company issued a total of 377,273 shares of common stock. 150,000 shares were issued for legal services and 227,273 shares were issued upon conversion of $50,000 of Convertible Note 3.

Stock Options

A summary of the Company’s option activity is listed below:

	Weightred
	Average	Number of	Aggregate
	Exercise	Outstanding	Intrinsic
	Price	Options	Value

Outstanding as of September 30, 2007	$0.15	7,034,140	$-
Granted	0.25	10,539,312	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of March 31, 2008	$0.21	17,573,452	$-

Outstanding Options:

			Weighted	Weighted	Weighted
			Average	Average	Average
			Remaining	Exercise	Exercise
	Stock	Stock	Contractual	Price of	Price of
Exercise	Options	Options	Life	Options	Options
Price	Outstanding	Exercisable	in Years	Outstanding	Exercisable

$0.15 - $0.25	17,573,452	11,168,943	400	$0.21	$0.21

Stock Warrants

A summary of the Company’s Outstanding Warrants is listed below:

	Weightred
	Average	Number of	Aggregate
	Exercise	Outstanding	Intrinsic
	Price	Warrants	Value

Outstanding as of September 30, 2007	$0.30	2,795,454	$-
Granted	0.22	23,129,312	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of March 31, 2008	$0.22	25,924,766	$-

Warrants Outstanding

			Weighted	Weighted	Weighted
			Average	Average	Average
			Remaining	Exercise	Exercise
			Contractual	Price of	Price of
Exercise	Warrants	Warrants	Life	Options	Options
Price	Outstanding	Exercisable	in Years	Outstanding	Exercisable

$0.10 -$0.40	25,924,766	19,520,282	4.31	$0.23	$0.23

NOTE 11          GOING CONCERN (Restated)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2008, the Company has incurred cumulative losses of $19,620,178 including a loss for the six months ended March 31, 2008 of $1,599,342. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate financing to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and other operating expenses, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. Its ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

NOTE 12          COMMITMENT

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

NOTE 13          SUBSEQUENT EVENTS (Restated)

Issuance of $750,000 in Common Stock and Related Warrants

Between March 14 and May 28, 2008, the Company completed an offering of 7,500,000 shares of Common Stock at $0.10 per share to a group of institutional and accredited investors, for a total of $750,000. As of March 31, 2008 the Company had received $283,000 from investors but had not issued the 2,830,000 shares of Common Stock.  This amount was included in shares to be issued in the stockholders deficit section of the balance sheet.

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

Termination of Chief Executive Officer

On February 26, 2009, the Company’s Board of Directors terminated Mr. James Houtz as our Chief Executive Officer. Mr. Houtz remains a director but not an officer of the Company.

NOTE 14          RESTATEMENT

Subsequent to filing Form 10-QSB for the six months ended March 31, 2008, the Company determined that the beneficial conversion feature discounts and warrant discounts related to the issuance of the convertible notes payable were not properly accounted for, and certain warrants and options were omitted. As a result, the Company recorded the following adjustments.

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

Balance Sheet

On the grant date, the Company applied FASB 133, paragraph 6 to determine if the options were within the scope and definition of a derivative. The options: had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the options were determined to be derivatives. Emerging Issue Task Force, paragraphs 7 and 8 were then applied to determine the classification. These paragraphs state that contracts that require settlement in shares are equity instruments. EITF 00-19, paragraph 9 was applied to determine the value of the options. This paragraph states that contracts that require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value. In accordance with EITF 00-19, the options were recorded in additional paid-in capital at fair value on the date of issuance.

The Company began the analysis for the restatement as of and for the fiscal year ended September 30, 2007 by applying FASB 133, paragraph 6 to ascertain if the options remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the options were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 19 was applied next, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. EITF 00-19, paragraph 10 was then applied. Paragraph 10 states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the $1,025,000 Convertible Bridge Notes on July 17, 2007.

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

The Company began the analysis for the restatement by applying FASB 133, paragraph 6 to ascertain if the options remained derivatives as of March 31, 2008. All of the criteria in the original analysis were met, and the options were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9, which states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities, was also applied.

The fair value of the options was determined to be $457,114 as of March 31, 2008 and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and an expected term of 3 years.

The decrease in the fair value of the options was $766,474 for the three months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the options was $1,469,800 for the six months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Statement of Operations

EITF 00-19, paragraph 9 was applied which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

The change in the fair value of the options for the three months ended March 31, 2008 was $766,474 and included in decrease in warrant liability in the other income (expense) section of the statement of operations.

The change in the fair value of the options for the six months ended March 31, 2008 was $1,469,800 and included in decrease in warrant liability in the other income (expense) section of the statement of operations.

Statement of Cash Flows

The change in the statement of cash flows for the six months ended March 31, 2008 was the result of the change in the fair value of the options of $1,469,800.

Advisory Board Compensation

On October 1, 2004, the Company formed an advisory board consisting of four members. Each member was to receive $5,000 monthly from October 1, 2004 to February 22, 2007 for a total of $576,000, convertible by the advisory board members into 11,520,000 shares of Common Stock at a rate of $0.05 per share. On December 13, 2007 the advisory board members agreed to forfeit the ability to convert their compensation into shares of Common Stock in exchange for warrants exercisable at $0.25 per share. The Company determined that the accrued expense, embedded beneficial conversion feature, embedded beneficial conversion feature discount, and related amortization expense were not recorded at the date of issuance, or prior to the restatement of the financial statements as of March 31, 2008, no payments have been made to any advisory board members, there has been no conversion by any Advisory Board members of the accrued liability into shares of Common Stock, and no warrant has been exercised.

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

On December 13, 2007 the advisory board members agreed to forfeit the ability to convert their compensation into shares of common stock in exchange for warrants. As a result, the beneficial conversion feature of $576,000 and the unamortized beneficial conversion feature discount of $195,560 were written off for a net of $380,440.

The beneficial conversion features discount amortization was $15,104 for the three and six months ended March 31, 2008, which increased accrued expenses.

Statement of Operations

EITF 00-19, paragraph 9 was applied which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

There was no increase in the fair value of the beneficial conversion features for the three or six months ended March 31, 2008.

The beneficial conversion feature discount amortization was determined to be $15,104 and has been included in general and administrative expenses in the operating expenses section of the statement of operations for the three and six months ended March 31, 2008.

The beneficial conversion feature of $576,000 and the beneficial conversion feature discount of $195,560 were written off for a net of $380,440 and has been included in the other income (expense) section of the statement of income (operations) for the three and six months ended March 31, 2008.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the amortization of the beneficial conversion features discount of $15,104, and the net write off of beneficial conversion feature and beneficial conversion feature discount of $380,440 on the statement of operations.

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

The fair value of the warrants was determined to be $24,366 at the date of issuance which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.21% to 2.14%; volatility of 141.91% to 170.27%; dividend yield of 0% and an expected term of 5 years. The warrants were considered an expense prior to October 1, 2006. Therefore, $24,366 was recorded to additional paid-in capital and deficit accumulated during development stage.

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

The decrease in the fair value of the warrants was $70,029 for the year ended September 30, 2007, which was recorded to warrant liability and accumulated deficit during development stage as of March 31, 2008.

Statement of Operations

There was no change in the fair value of the warrants for the three months ended March 31, 2008, due to their expiration.

Statement of Cash Flows

There was no change in the statement of cash flows for the three months ended March 31, 2008.

Beneficial Conversion Features

As of March 31, 2008, the Company had Convertible Bridge Notes outstanding totaling $1,811,000 which were issued between October 17, 2006 and July 17, 2007. The bridge notes included an embedded beneficial conversion feature that allowed the holders of the convertible notes to convert their notes into shares of Common Stock at rates between $0.01 and $0.22. The bridge notes mature between June 17, 2008 and December 31, 2008. The bridge notes accrue interest at rates between 8% and 10%, and any accrued but unpaid interest is also convertible by the holder of the bridge notes into shares of Common Stock at the same rate.

Balance Sheet

The Company began the analysis for the restatement as of and for the six months ended March 31, 2008 by applying FASB 133, paragraph 6 to ascertain if the embedded beneficial conversion features remained derivatives subsequent to the date of issuance. All of the criteria in the original analysis were met, and the embedded beneficial conversion features issued were determined to be within the scope and definition of a derivative. FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be separated from the convertible bridge notes. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were separated from the convertible bridge notes. EITF 00-19, paragraphs 7 and 8 were applied to determine the classification. Paragraph 7 states that contracts which require net-cash settlement are liabilities, and paragraph 8 states that contracts which give the counterparty (holders of the convertible notes) a choice of net-cash settlement or settlement in shares are liabilities. Therefore the embedded conversion features were determined to be liabilities. The change in the determination of the classification from equity to a liability was based on the rights of the holders of the convertible notes to convert the notes into shares of Common Stock. Therefore, share settlement is not controlled by the Company. EITF 00-19, paragraph 9 was applied to determine the value of the embedded beneficial conversion features. Paragraph 9 states that all contracts classified as liabilities must be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the monthly embedded beneficial conversion features was determined to be $874,882 as of March 31, 2008, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and an expected term of .08 to .33 years.

The decrease in the fair value of the beneficial conversion features was determined to be $347,850 for the three months ended March 31, 2008, and was recorded in beneficial conversion features liability on the balance sheet.

The decrease in the fair value of the beneficial conversion features was determined to be $555,929 for the six months ended March 31, 2008, and was recorded in beneficial conversion features liability on the balance sheet.

The amortization of the beneficial conversion features discount was $285,610 for the three months ended March 31, 2008, which increased convertible notes.

The amortization of the beneficial conversion features discount was $573,646 for the six months ended March 31, 2008, which increased convertible notes.

Statement of Operations

The beneficial conversion features were analyzed in accordance with EITF 00-19, paragraph 9 which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

The decrease in the fair value of the beneficial conversion features was determined to be $347,850 for the three months ended March 31, 2008, and was recorded in increase (decrease) in beneficial conversion features liability, in the other income (expense) section of the statement of operations.

The decrease in the fair value of the beneficial conversion features was determined to be $555,929 for the six months ended March 31, 2008, and was recorded in increase (decrease) in beneficial conversion features liability, in the other income (expense) section of the statement of operations.

The amortization of the beneficial conversion features discount was $285,610 for the three months ended March 31, 2008, and was recorded in interest expense in the other income (expense) section of the statement of operations.

The amortization of the beneficial conversion features discount was $573,646 for the six months ended March 31, 2008, and was recorded in interest expense in the other income (expense) section of the statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows for the three months ended March 31, 2008 were the result of the decrease in the fair value of the beneficial conversion features liability of $347,850 and the amortization of the beneficial conversion features discounts of $285,610 on the statement of operations.

Changes in the statement of cash flows for the six months ended March 31, 2008 were the result of the decrease in the fair value of the beneficial conversion features liability of $555,929 and the amortization of the beneficial conversion features discounts of $573,646 on the statement of operations.

Warrants related to $1,025,000 of Convertible Bridge Notes

On July 17, 2007 the Company completed an offering of $1,025,000 of convertible notes to a group of institutional and accredited investors which included warrants to purchase 2,795,454 shares of Common Stock (2,329,546 shares of Common Stock to holders of the convertible bridge notes, 465,908 shares of Common Stock as a placement fee) at an exercise price of $0.50 per share. An amendment to the convertible notes dated March 13, 2008 reduced the exercise price to $0.30 per share.

Balance Sheet

The Company began the analysis for the restatement of the financial statements as of and for the six months ended March 31, 2008 by applying FASB 133, paragraph 6 to ascertain if the warrants issued remained derivatives as of March 31, 2008. All of the criteria in the original analysis were met, and the warrants issued were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 19 was applied next to determine classification. Paragraph 19 states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. EITF 00-19, paragraph 9 was applied to determine the value of the warrants. Paragraph 9 states that all contracts classified as liabilities must be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the warrants was determined to be $135,950 as of March 31, 2008, and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and an expected term of 4.17 to 4.25 years.

The decrease in the fair value of the warrants was determined to be $185,827 for the three months ended March 31, 2008, and recorded by decreasing warrant liabilities on the balance sheet by $185,827 ($143,242 related to the holders of the convertible bridge notes, and $42,585 related to the placement fee).

The decrease in the fair value of the warrants was determined to be $363,982 for the six months ended March 31, 2008, and recorded by decreasing warrant liabilities on the balance sheet by $363,982 ($268,470 related to the holders of the convertible bridge notes, and $95,512 related to the placement fee).

The amortization of the warrant discount was $213,353 for the six months ended March 31, 2008, which increased convertible notes.

Statement of Operations

EITF 00-19, paragraph 9 was applied which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

The decrease in the fair value of the warrants was determined to be $185,827 for the three months ended March 31, 2008, and recorded in decrease in warrants in the other income (expense) section of the statement of operations.

The decrease in the fair value of the warrants was determined to be $363,982 for the six months ended March 31, 2008, and recorded in decrease in warrants in the other income (expense) section of the statement of operations.

The increase in the amortization of the warrant discount of $30,065 is included in interest expense in the other income (expense) section of the statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows for the six months ended March 31, 2008 were the result of the decrease in the amount of $363,982 in the fair value of the warrants at the date of issuance on the statement of operations, and the increase in the amortization of the warrant discount of $30,065 on the balance sheet.

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

Balance Sheet

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

The fair value of the warrant was determined to be $543,267 as of March 31, 2008, and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and an expected term of 4.67 years.

The decrease in the fair value of the warrant was $972,165 for the three months ended March 31, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the warrant was $905,054 for the six months ended March 31, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

Statement of Operations

The decrease in the fair value of the warrant was $972,165 for the three months ended March 31, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the warrant was $905,054 for the six months ended March 31, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

Statement of Cash Flows

The change in the statement of cash flows for the six months ended March 31, 2008 was the result of the change in the fair value of the warrant of $905,054.

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

Balance Sheet

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

The Company analyzed the option as of March 31, 2008 by applying FASB 133, paragraph 6 to ascertain if the option remained a derivative as of March 31, 2008. All of the criteria in the original analysis were met, and the option was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by a company, the contract is required to be classified as a liability. Paragraph 9, which states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities, was also applied.

The fair value of the option was determined to be $543,267 as of March 31, 2008, and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and an expected term of 4.67 years.

The decrease in the fair value of the option was $972,165 for the three months ended March 31, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the option was $905,054 for the six months ended March 31, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

Statement of Operations

The decrease in the fair value of the option was $972,165 for the three months ended March 31, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the option was $905,054 for the six months ended March 31, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

Statement of Cash Flows

The change in the statement of cash flows for the six months ended March 31, 2008 was the result of the change in the fair value of the option of $905,054.

Option Issued to Director

On December 13, 2007, the Company’s Board of Directors approved the issuance to a director of a five year option to purchase a total of 1,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

Balance Sheet

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

The Company analyzed the option by applying FASB 133, paragraph 6 to ascertain if the option remained a derivative as of March 31, 2008. All of the criteria in the original analysis were met, and the option was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9, which states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities, was also applied.

The fair value of the option was determined to be $63,620 as of March 31, 2008, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and an expected term of 4.67 years.

The decrease in the fair value of the option was $113,845 for the three months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the option was $107,900 for the six months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Statement of Operations

The decrease in the fair value of the option was $113,845 for the three months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the option was $107,900 for the six months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Statement of Cash Flows

The change in the statement of cash flows for the six months ended March 31, 2008 was the result of the change in the fair value of the option of $107,900.

Option Issued to Chief Financial Officer

On December 13, 2007, the Company’s Board of Directors approved the issuance to the Chief Financial Officer of a five year option to purchase a total of 1,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

Balance Sheet

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

The Company analyzed the option by applying FASB 133, paragraph 6 to ascertain if the option remained a derivative as of March 31, 2008. All of the criteria in the original analysis were met, and the option issued was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9, which states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities, was also applied.

The fair value of the option was determined to be $63,620 as of March 31, 2008 using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and an expected term of 4.67 years.

The decrease in the fair value of the option was $113,845 for the three months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the option was $107,900 for the six months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Statement of Operations

The decrease in the fair value of the option was $113,845 for the three months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the option was $107,900 for the six months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Statement of Cash Flows

The change in the statement of cash flows for the six months ended March 31, 2008 was the result of the change in the fair value of the option of $107,900.

Table 1 – 2008

					Beneficial	Warrant
					Conversion	Related to
					Features	$1,025,000 of
		2001		Warrants	and	Convertible
		Executive		Related to	Beneficial	Bridge Notes
	As	Officers	Advisory	2004 Stock	Conversion	and		Option Issued		Warrant Issued		Warrants Related
	Previously	Option	Board	Purchase	Features	Warrant	Warrant Issued	to Chief Executive	Warrant Issued	to Chief	10% Subordinated	to $750,000		As
	Stated	Plan	Compensation	Agreement	Discount	Discount	to Consultant	Officer	to Director	Financial Officer	Notes Payable	Stock Issuance	Other	Restated
Balance Sheet
Cash and cash equivalent	$102,604												$151	$102,755
Accounts payable	470,137												32,987	503,124
Accrued expenses	1,847,254		576,000											2,423,254
Convertible Notes, net	1,306,593				12,913	206,465								1,525,971
10% subordinated notes payable	332,182										20,169		38	352,389
Warrant liability	974,632	457,114	549,672			36,522	128,358	128,358	63,620	63,620		156,268		2,558,164
Beneficial conversion feature liability	857,678				17,204									874,882
Additional paid-in capital	12,815,792	(2,271,879)	(269,848)	(45,663)	473,797	135,406								10,837,605
Deficit accumulated during development stage	(19,149,208)	1,814,765	(855,824)	45,663	(503,914)	(378,393)	(128,358)	(128,358)	(63,620)	(63,620)	(20,169)	(156,268)	(32,874)	(19,620,178)

Statement of Operations (for the three months ended March 31, 2008)
General and administrative	$395,890											$165,022	$32,540	$593,452
Research and development	328,694												334	329,028
Interest expense	(492,546)				16,677	(78,022)					(20,169)			(574,060)
Decrease (increase) in warrant liability	273,778	766,474	983,628			(36,522)	972,165	972,165	113,845	113,845		8,754		4,168,132
Increase in beneficial conversion feature liability	364,944				(17,204)									347,740
Basic and dilutive loss per share	-													-

Statement of Operations (for the six months ended March 31, 2008)
General and administrative	$1,526,663		$1,557,705				$1,033,412	$1,033,412	$171,520	$171,520		$165,022	$32,540	$5,691,794
Research and development	565,598												334	565,932
Interest expense	(906,150)				32,816	(167,287)					(20,169)			(1,060,790)
Decrease (increase) in warrant liability	427,991	1,469,800	1,008,033			(12,580)	905,054	905,054	107,900	107,900		8,754		4,927,906
Increase in beneficial conversion feature liability	637,688				(81,759)									555,929
Write-off of beneficial conversion feature			380,440											380,440
Basic and dilutive loss per share	-													-

Statement of Operations (since inception)
General and administrative	$14,680,234	$28,361	$2,240,253	$24,366			$1,033,412	$1,033,412	$171,520	$171,520		$165,022	$(526,801)	$19,021,299
Research and development	2,015,071												526,801	2,541,872
Interest expense	(1,463,002)				(303,313)	(255,021)					(20,169)		(196,214)	(2,237,719)
Decrease in warrant liability	427,991	1,814,765	1,008,033	70,029		41,737	905,054	905,054	107,900	107,900		8,754		5,397,217
Increase in beneficial conversion feature liability	637,688		(4,044)		(81,759)									551,885
Write-off of beneficial conversion feature			380,440											380,440

Statement of Cash Flows (for the six months ended March 31, 2008)
Net loss	$(2,077,833)	$1,469,800	$(169,232)		$(48,943)	$(179,867)	$(128,358)	$(128,358)	$(63,620)	$(63,620)	$(20,169)	$(156,268)	$(32,874)	$(1,599,342)
Amortization of beneficial conversion features discount and warrant discount	669,025		10,072		(32,816)	167,287					20,169		38	833,775
Stock based compensation expense- employee	414,908						1,033,412		171,520	171,520				1,791,360
Stock based compensation expense- consultant	439,909		1,557,705					1,008,413				165,022		3,171,049
(Decrease) increase in warrant liability	(427,991)	(1,469,800)	(1,008,033)			12,580	(905,054)	(905,054)	(107,900)	(107,900)		(8,754)		(4,927,906)
Increase in beneficial conversion feature liaiblity	(637,688)				81,759									(555,929)
Write-off of beneficial conversion feature
Accounts payable	312,738												32,987	345,725
Accrued expenses	159,581		576,000											735,581
Cash and cash equivalents	102,604												151	102,755

					Beneficial	Warrant
					Conversion	Related to
					Features	$1,025,000 of
		2001		Warrants	and	Convertible
		Executive		Related to	Beneficial	Bridge Notes
	As	Officers	Advisory	2004 Stock	Conversion	and		Option Issued		Warrant Issued		Warrants Related
	Previously	Option	Board	Purchase	Features	Warrant	Warrant Issued	to Chief Executive	Warrant Issued	to Chief	10% Subordinated	to $750,000		As
	Stated	Plan	Compensation	Agreement	Discount	Discount	to Consultant	Officer	to Director	Financial Officer	Notes Payable	Stock Issuance	Other	Restated
Statement of Cash Flows (since inception)
Net loss	$(19,377,983)	$1,786,404	$(855,824)	$45,663	$(385,072)	$(213,284)	$(128,358)	$(128,358)	$(63,620)	$(63,620)	$(20,169)	$(156,268)	$(59,689)	$(19,620,178)
Amoritzation of beneficial conversion feature discount and warrant discount	984,402		153,888		303,313	255,021					20,169			1,716,793
Stock based compensation expense - employee	414,908							1,033,412	171,520	171,520			1,835,957	3,627,317
Stock based compensation expense - non-employee	439,909	636,661	1,557,705	24,366			1,033,412					156,268	2,287,597	6,135,918
Warrants issued for consulting services	106,111												(106,111)	-
Issuance of Common Stock for compensation	1,835,957												(1,835,957)	-
Issuance of Common Stock for services	2,181,486												(2,181,486)	-
Decrease in warrant liability	(427,991)	(1,814,765)	(1,008,033)	(70,029)		(41,737)	(905,054)	(905,054)	(107,900)	(107,900)		(8,754)		(5,397,217)
Decrease in beneficial conversion feature liability	(637,689)				85,804									(551,885)
Write-off of beneficial conversion feature			(380,440)										(380,440)
Loss on termniation of lease													129,166	129,166
Accural of liquidating damanges	138,375												15,375	153,750
Decrease in other receivables														-
Increase in deposits														-
Other														-
Other current assets	(545,727)												510,727	(35,000)
Other receiveables	3,000
Deposits	(204,600)
Other assets	140,370												(244,970)	(104,600)
Accounts payable	540,139												(37,015)	503,124
Accrued expenses	1,991,622		189,698											2,181,320
Acquisition of machinery and equipment	(437,112)												36,493	(400,619)
Proceeds from issuance of notes													-
Proceeds from convertible notes payable	2,544,191												(683,191)	1,861,000
Proceeds from 10% subordinated notes payable												425,000	425,000
Receipt from (payments to) equity line of credit	456,000												(27,336)	428,664
Proceeds from notes payable to related party												457,433	457,433
Payments on notes payable to related party												(5,000)	(5,000)
Payment on notes to officers	(51,596)												(166,906)	(218,502)
Issuance of common stock for cash	7,376,094												10,000	7,386,094
Receipt of cash for stock to be issued	336,900												(10,000)	326,900

Table 2 - 2007

					Beneficial	Warrant
					Conversion	Related to
					Features	$1,025,000 of
		2001		Warrants	and	Convertible
		Executive		Related to	Beneficial	Bridge Notes
	As	Officers	Advisory	2004 Stock	Conversion	and		Option Issued		Warrant Issued		Warrants Related
	Previously	Option	Board	Purchase	Features	Warrant	Warrant Issued	to Chief Executive	Warrant Issued	to Chief	10% Subordinated	to $750,000		As
	Stated	Plan	Compensation	Agreement	Discount	Discount	to Consultant	Officer	to Director	Financial Officer	Notes Payable	Stock Issuance	Other	Restated

Statement of Operations (for the three months ended March 31, 2007)
General and administrative	$282,804		$50,840											$333,644
Basic and dilutive loss per share	-													-

Statement of Operations (for the six months ended March 31, 2007)
General and administrative	$487,224		$123,144											$610,368
Interest expense	(70,588)				(89,686)									(160,274)
Basic and dilutive loss per share	-													-

Statement of Cash Flows (for the six months ended March 31, 2007)
Net loss	$(573,889)		$(123,144)		$(89,686)									$(786,719)
Amortization of beneficial conversion features discount and warrant discount	27,838				89,686									117,524
Accrued interest	42,750												(42,750)	-
Accrued expenses	168,959		123,144										42,750	334,853

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

MANAGEMENT. On December 19, 2007, the Company entered into a one year Employment Agreement with Richard H. Papalian and a one year Consulting Agreement with Mark Maron pursuant to which Mr. Papalian was appointed as the Company’s Chief Executive Officer and Mr. Maron was appointed as Special Adviser to the Company. As compensation for these services, the Company granted to each person a five year option to purchase up to 8,539,312 shares of the Company’s common stock at an exercise price of $0.25 per share which represented 5% of the outstanding shares of the Company’s Common Stock on a fully diluted basis on the date the options were issued.

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

RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to filing Form 10-QSB for the six months ended March 31, 2008, the Company determined that the beneficial conversion feature discounts and warrant discounts related to the issuance of the convertible notes payable were not properly accounted for, and certain warrants and options were omitted. As a result, the Company recorded the following adjustments.

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

Balance Sheet

On the grant date, the Company applied FASB 133, paragraph 6 to determine if the options were within the scope and definition of a derivative. The options: had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the options were determined to be derivatives. Emerging Issue Task Force, paragraphs 7 and 8 were then applied to determine the classification. These paragraphs state that contracts that require settlement in shares are equity instruments. EITF 00-19, paragraph 9 was applied to determine the value of the options. This paragraph states that contracts that require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value. In accordance with EITF 00-19, the options were recorded in additional paid-in capital at fair value on the date of issuance.

The Company began the analysis for the restatement as of and for the fiscal year ended September 30, 2007 by applying FASB 133, paragraph 6 to ascertain if the options remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the options were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 19 was applied next, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. EITF 00-19, paragraph 10 was then applied. Paragraph 10 states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the $1,025,000 Convertible Bridge Notes on July 17, 2007.

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

The Company began the analysis for the restatement by applying FASB 133, paragraph 6 to ascertain if the options remained derivatives as of March 31, 2008. All of the criteria in the original analysis were met, and the options were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9, which states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities, was also applied.

The fair value of the options was determined to be $457,114 as of March 31, 2008 and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and an expected term of 3 years.

The decrease in the fair value of the options was $766,474 for the three months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the options was $1,469,800 for the six months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Statement of Operations

EITF 00-19, paragraph 9 was applied which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

The change in the fair value of the options for the three months ended March 31, 2008 was $766,474 and included in decrease in warrant liability in the other income (expense) section of the statement of operations.

The change in the fair value of the options for the six months ended March 31, 2008 was $1,469,800 and included in decrease in warrant liability in the other income (expense) section of the statement of operations.

Statement of Cash Flows

The change in the statement of cash flows for the six months ended March 31, 2008 was the result of the change in the fair value of the options of $1,469,800.

Advisory Board Compensation

On October 1, 2004, the Company formed an advisory board consisting of four members. Each member was to receive $5,000 monthly from October 1, 2004 to February 22, 2007 for a total of $576,000, convertible by the advisory board members into 11,520,000 shares of Common Stock at a rate of $0.05 per share. On December 13, 2007 the advisory board members agreed to forfeit the ability to convert their compensation into shares of Common Stock in exchange for warrants exercisable at $0.25 per share. The Company determined that the accrued expense, embedded beneficial conversion feature, embedded beneficial conversion feature discount, and related amortization expense were not recorded at the date of issuance, or prior to the restatement of the financial statements as of March 31, 2008, no payments have been made to any advisory board members, there has been no conversion by any Advisory Board members of the accrued liability into shares of Common Stock, and no warrant has been exercised.

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

On December 13, 2007 the advisory board members agreed to forfeit the ability to convert their compensation into shares of common stock in exchange for warrants. As a result, the beneficial conversion feature of $576,000 and the unamortized beneficial conversion feature discount of $195,560 were written off for a net of $380,440.

The beneficial conversion features discount amortization was $15,104 for the three and six months ended March 31, 2008, which increased accrued expenses.

Statement of Operations

EITF 00-19, paragraph 9 was applied which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

There was no increase in the fair value of the beneficial conversion features for the three or six months ended March 31, 2008.

The beneficial conversion feature discount amortization was determined to be $15,104 and has been included in general and administrative expenses in the operating expenses section of the statement of operations for the three and six months ended March 31, 2008.

The beneficial conversion feature of $576,000 and the beneficial conversion feature discount of $195,560 were written off for a net of $380,440 and have been included in the other income (expense) section of the statement of income (operations) for the three and six months ended March 31, 2008.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the amortization of the beneficial conversion features discount of $15,104, and the net write off of beneficial conversion feature and beneficial conversion feature discount of $380,440 on the statement of operations.

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

The fair value of the warrants was determined to be $24,366 at the date of issuance which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.21% to 2.14%; volatility of 141.91% to 170.27%; dividend yield of 0% and an expected term of 5 years. The warrants were considered an expense prior to October 1, 2006. Therefore, $24,366 was recorded to additional paid-in capital and deficit accumulated during development stage.

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

The decrease in the fair value of the warrants was $70,029 for the year ended September 30, 2007, which was recorded to warrant liability and accumulated deficit during development stage as of March 31, 2008.

Statement of Operations

There was no change in the fair value of the warrants for the three months ended March 31, 2008, due to their expiration.

Statement of Cash Flows

There was no change in the statement of cash flows for the three months ended March 31, 2008.

Beneficial Conversion Features

As of March 31, 2008, the Company had Convertible Bridge Notes outstanding totaling $1,811,000 which were issued between October 17, 2006 and July 17, 2007. The bridge notes included an embedded beneficial conversion feature that allowed the holders of the convertible notes to convert their notes into shares of Common Stock at rates between $0.01 and $0.22. The bridge notes mature between June 17, 2008 and December 31, 2008. The bridge notes accrue interest at rates between 8% and 10%, and any accrued but unpaid interest is also convertible by the holder of the bridge notes into shares of Common Stock at the same rate.

Balance Sheet

The Company began the analysis for the restatement as of and for the six months ended March 31, 2008 by applying FASB 133, paragraph 6 to ascertain if the embedded beneficial conversion features remained derivatives subsequent to the date of issuance. All of the criteria in the original analysis were met, and the embedded beneficial conversion features issued were determined to be within the scope and definition of a derivative. FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be separated from the convertible bridge notes. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were separated from the convertible bridge notes. EITF 00-19, paragraphs 7 and 8 were applied to determine the classification. Paragraph 7 states that contracts which require net-cash settlement are liabilities, and paragraph 8 states that contracts which give the counterparty (holders of the convertible notes) a choice of net-cash settlement or settlement in shares are liabilities. Therefore the embedded conversion features were determined to be liabilities. The change in the determination of the classification from equity to a liability was based on the rights of the holders of the convertible notes to convert the notes into shares of Common Stock. Therefore, share settlement is not controlled by the Company. EITF 00-19, paragraph 9 was applied to determine the value of the embedded beneficial conversion features. Paragraph 9 states that all contracts classified as liabilities must be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the monthly embedded beneficial conversion features was determined to be $874,882 as of March 31, 2008, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and an expected term of .08 to .33 years.

The decrease in the fair value of the beneficial conversion features was determined to be $347,850 for the three months ended March 31, 2008, and was recorded in beneficial conversion features liability on the balance sheet.

The decrease in the fair value of the beneficial conversion features was determined to be $555,929 for the six months ended March 31, 2008, and was recorded in beneficial conversion features liability on the balance sheet.

The amortization of the beneficial conversion features discount was $285,610 for the three months ended March 31, 2008, which increased convertible notes.

The amortization of the beneficial conversion features discount was $573,646 for the six months ended March 31, 2008, which increased convertible notes.

Statement of Operations

The beneficial conversion features were analyzed in accordance with EITF 00-19, paragraph 9 which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

The decrease in the fair value of the beneficial conversion features was determined to be $347,850 for the three months ended March 31, 2008, and was recorded in increase (decrease) in beneficial conversion features liability, in the other income (expense) section of the statement of operations.

The decrease in the fair value of the beneficial conversion features was determined to be $555,929 for the six months ended March 31, 2008, and was recorded in increase (decrease) in beneficial conversion features liability, in the other income (expense) section of the statement of operations.

The amortization of the beneficial conversion features discount was $285,610 for the three months ended March 31, 2008, and was recorded in interest expense in the other income (expense) section of the statement of operations.

The amortization of the beneficial conversion features discount was $573,646 for the six months ended March 31, 2008, and was recorded in interest expense in the other income (expense) section of the statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows for the three months ended March 31, 2008 were the result of the decrease in the fair value of the beneficial conversion features liability of $347,850 and the amortization of the beneficial conversion features discounts of $285,610 on the statement of operations.

Changes in the statement of cash flows for the six months ended March 31, 2008 were the result of the decrease in the fair value of the beneficial conversion features liability of $555,929 and the amortization of the beneficial conversion features discounts of $573,646 on the statement of operations.

Warrants related to $1,025,000 of Convertible Bridge Notes

On July 17, 2007 the Company completed an offering of $1,025,000 of convertible notes to a group of institutional and accredited investors which included warrants to purchase 2,795,454 shares of Common Stock (2,329,546 shares of Common Stock to holders of the convertible bridge notes, 465,908 shares of Common Stock as a placement fee) at an exercise price of $0.50 per share. An amendment to the convertible notes dated March 13, 2008 reduced the exercise price to $0.30 per share.

Balance Sheet

The Company began the analysis for the restatement of the financial statements as of and for the six months ended March 31, 2008 by applying FASB 133, paragraph 6 to ascertain if the warrants issued remained derivatives as of March 31, 2008. All of the criteria in the original analysis were met, and the warrants issued were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 19 was applied next to determine classification. Paragraph 19 states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. EITF 00-19, paragraph 9 was applied to determine the value of the warrants. Paragraph 9 states that all contracts classified as liabilities must be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the warrants was determined to be $135,950 as of March 31, 2008, and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and an expected term of 4.17 to 4.25 years.

The decrease in the fair value of the warrants was determined to be $185,827 for the three months ended March 31, 2008, and recorded by decreasing warrant liabilities on the balance sheet by $185,827 ($143,242 related to the holders of the convertible bridge notes, and $42,585 related to the placement fee).

The decrease in the fair value of the warrants was determined to be $363,982 for the six months ended March 31, 2008, and recorded by decreasing warrant liabilities on the balance sheet by $363,982 ($268,470 related to the holders of the convertible bridge notes, and $95,512 related to the placement fee).

The amortization of the warrant discount was $213,353 for the six months ended March 31, 2008, which increased convertible notes.

Statement of Operations

EITF 00-19, paragraph 9 was applied which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

The decrease in the fair value of the warrants was determined to be $185,827 for the three months ended March 31, 2008, and recorded in decrease in warrants in the other income (expense) section of the statement of operations.

The decrease in the fair value of the warrants was determined to be $363,982 for the six months ended March 31, 2008, and recorded in decrease in warrants in the other income (expense) section of the statement of operations.

The increase in the amortization of the warrant discount of $30,065 is included in interest expense in the other income (expense) section of the statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows for the six months ended March 31, 2008 were the result of the decrease in the amount of $363,982 in the fair value of the warrants at the date of issuance on the statement of operations, and the increase in the amortization of the warrant discount of $30,065 on the balance sheet.

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

Balance Sheet

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

The fair value of the warrant was determined to be $543,267 as of March 31, 2008, and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and an expected term of 4.67 years.

The decrease in the fair value of the warrant was $972,165 for the three months ended March 31, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the warrant was $905,054 for the six months ended March 31, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

Statement of Operations

The decrease in the fair value of the warrant was $972,165 for the three months ended March 31, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the warrant was $905,054 for the six months ended March 31, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

Statement of Cash Flows

The change in the statement of cash flows for the six months ended March 31, 2008 was the result of the change in the fair value of the warrant of $905,054.

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

Balance Sheet

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

The Company analyzed the option as of March 31, 2008 by applying FASB 133, paragraph 6 to ascertain if the option remained a derivative as of March 31, 2008. All of the criteria in the original analysis were met, and the option was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by a company, the contract is required to be classified as a liability. Paragraph 9, which states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities, was also applied.

The fair value of the option was determined to be $543,267 as of March 31, 2008, and was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and an expected term of 4.67 years.

The decrease in the fair value of the option was $972,165 for the three months ended March 31, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the option was $905,054 for the six months ended March 31, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

Statement of Operations

The decrease in the fair value of the option was $972,165 for the three months ended March 31, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the option was $905,054 for the six months ended March 31, 2008, and was recorded by decreasing the warrant liability on the balance sheet.

Statement of Cash Flows

The change in the statement of cash flows for the six months ended March 31, 2008 was the result of the change in the fair value of the option of $905,054.

Option Issued to Director

On December 13, 2007, the Company’s Board of Directors approved the issuance to a director of a five year option to purchase a total of 1,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

Balance Sheet

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

The Company analyzed the option by applying FASB 133, paragraph 6 to ascertain if the option remained a derivative as of March 31, 2008. All of the criteria in the original analysis were met, and the option was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9, which states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities, was also applied.

The fair value of the option was determined to be $63,620 as of March 31, 2008, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and an expected term of 4.67 years.

The decrease in the fair value of the option was $113,845 for the three months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the option was $107,900 for the six months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Statement of Operations

The decrease in the fair value of the option was $113,845 for the three months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the option was $107,900 for the six months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Statement of Cash Flows

The change in the statement of cash flows for the six months ended March 31, 2008 was the result of the change in the fair value of the option of $107,900.

Option Issued to Chief Financial Officer

On December 13, 2007, the Company’s Board of Directors approved the issuance to the Chief Financial Officer of a five year option to purchase a total of 1,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

Balance Sheet

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

The Company analyzed the option by applying FASB 133, paragraph 6 to ascertain if the option remained a derivative as of March 31, 2008. All of the criteria in the original analysis were met, and the option issued was determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 8 was applied which states that if share settlement is not controlled by the company, the contract is required to be classified as a liability. Paragraph 9, which states that contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities, was also applied.

The fair value of the option was determined to be $63,620 as of March 31, 2008 using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and an expected term of 4.67 years.

The decrease in the fair value of the option was $113,845 for the three months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the option was $107,900 for the six months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Statement of Operations

The decrease in the fair value of the option was $113,845 for the three months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

The decrease in the fair value of the option was $107,900 for the six months ended March 31, 2008, and recorded by decreasing the warrant liability on the balance sheet.

Statement of Cash Flows

The change in the statement of cash flows for the six month ended March 31, 2008 was the result of the change in the fair value of the option of $107,900.

Table 1 – 2008

					Beneficial	Warrant
					Conversion	Related to
					Features	$1,025,000 of
		2001		Warrants	and	Convertible
		Executive		Related to	Beneficial	Bridge Notes
	As	Officers	Advisory	2004 Stock	Conversion	and		Option Issued		Warrant Issued		Warrants Related
	Previously	Option	Board	Purchase	Features	Warrant	Warrant Issued	to Chief Executive	Warrant Issued	to Chief	10% Subordinated	to $750,000		As
	Stated	Plan	Compensation	Agreement	Discount	Discount	to Consultant	Officer	to Director	Financial Officer	Notes Payable	Stock Issuance	Other	Restated
Balance Sheet
Cash and cash equivalent	$102,604												$151	$102,755
Accounts payable	470,137												32,987	503,124
Accrued expenses	1,847,254		576,000											2,423,254
Convertible Notes, net	1,306,593				12,913	206,465								1,525,971
10% subordinated notes payable	332,182										20,169		38	352,389
Warrant liability	974,632	457,114	549,672			36,522	128,358	128,358	63,620	63,620		156,268		2,558,164
Beneficial conversion feature liability	857,678				17,204									874,882
Additional paid-in capital	12,815,792	(2,271,879)	(269,848)	(45,663)	473,797	135,406								10,837,605
Deficit accumulated during development stage	(19,149,208)	1,814,765	(855,824)	45,663	(503,914)	(378,393)	(128,358)	(128,358)	(63,620)	(63,620)	(20,169)	(156,268)	(32,874)	(19,620,178)

Statement of Operations (for the three months ended March 31, 2008)
General and administrative	$395,890											$165,022	$32,540	$593,452
Research and development	328,694												334	329,028
Interest expense	(492,546)				16,677	(78,022)					(20,169)			(574,060)
Decrease (increase) in warrant liability	273,778	766,474	983,628			(36,522)	972,165	972,165	113,845	113,845		8,754		4,168,132
Increase in beneficial conversion feature liability	364,944				(17,204)									347,740
Basic and dilutive loss per share	-													-

Statement of Operations (for the six months ended March 31, 2008)
General and administrative	$1,526,663		$1,557,705				$1,033,412	$1,033,412	$171,520	$171,520		$165,022	$32,540	$5,691,794
Research and development	565,598												334	565,932
Interest expense	(906,150)				32,816	(167,287)					(20,169)			(1,060,790)
Decrease (increase) in warrant liability	427,991	1,469,800	1,008,033			(12,580)	905,054	905,054	107,900	107,900		8,754		4,927,906
Increase in beneficial conversion feature liability	637,688				(81,759)									555,929
Write-off of beneficial conversion feature			380,440											380,440
Basic and dilutive loss per share	-													-

Statement of Operations (since
inception)
General and administrative	$14,680,234	$28,361	$2,240,253	$24,366			$1,033,412	$1,033,412	$171,520	$171,520		$165,022	$(526,801)	$19,021,299
Research and development	2,015,071												526,801	2,541,872
Interest expense	(1,463,002)				(303,313)	(255,021)					(20,169)		(196,214)	(2,237,719)
Decrease in warrant liability	427,991	1,814,765	1,008,033	70,029		41,737	905,054	905,054	107,900	107,900		8,754		5,397,217
Increase in beneficial conversion feature liability	637,688		(4,044)		(81,759)									551,885
Write-off of beneficial conversion feature			380,440											380,440

Statement of Cash Flows (for the six months ended March 31, 2008)
Net loss	$(2,077,833)	$1,469,800	$(169,232)		$(48,943)	$(179,867)	$(128,358)	$(128,358)	$(63,620)	$(63,620)	$(20,169)	$(156,268)	$(32,874)	$(1,599,342)
Amortization of beneficial conversion features discount and warrant discount	669,025		10,072		(32,816)	167,287					20,169		38	833,775
Stock based compensation expense- employee	414,908						1,033,412		171,520	171,520				1,791,360
Stock based compensation expense- consultant	439,909		1,557,705					1,008,413				165,022		3,171,049
(Decrease) increase in warrant liability	(427,991)	(1,469,800)	(1,008,033)			12,580	(905,054)	(905,054)	(107,900)	(107,900)		(8,754)		(4,927,906)
Increase in beneficial conversion feature liaiblity	(637,688)				81,759									(555,929)
Write-off of beneficial conversion feature			(380,440)											(380,440)
Accounts payable	312,738												32,987	345,725
Accrued expenses	159,581		576,000											735,581
Cash and cash equivalents	102,604												151	102,755

					Beneficial	Warrant
					Conversion	Related to
					Features	$1,025,000 of
		2001		Warrants	and	Convertible
		Executive		Related to	Beneficial	Bridge Notes
	As	Officers	Advisory	2004 Stock	Conversion	and		Option Issued		Warrant Issued		Warrants Related
	Previously	Option	Board	Purchase	Features	Warrant	Warrant Issued	to Chief Executive	Warrant Issued	to Chief	10% Subordinated	to $750,000		As
	Stated	Plan	Compensation	Agreement	Discount	Discount	to Consultant	Officer	to Director	Financial Officer	Notes Payable	Stock Issuance	Other	Restated
Statement of Cash Flows (since
inception)
Net loss	$(19,377,983)	$1,786,404	$(855,824)	$45,663	$(385,072)	$(213,284)	$(128,358)	$(128,358)	$(63,620)	$(63,620)	$(20,169)	$(156,268)	$(59,689)	$(19,620,178)
Amoritzation of beneficial conversion feature discount and warrant discount	984,402		153,888		303,313	255,021					20,169			1,716,793
Stock based compensation expense - employee	414,908							1,033,412	171,520	171,520			1,835,957	3,627,317
Stock based compensation expense - non-employee	439,909	636,661	1,557,705	24,366			1,033,412					156,268	2,287,597	6,135,918
Warrants issued for consulting services	106,111												(106,111)	-
Issuance of Common Stock for compensation	1,835,957												(1,835,957)	-
Issuance of Common Stock for services	2,181,486												(2,181,486)	-
Decrease in warrant liability	(427,991)	(1,814,765)	(1,008,033)	(70,029)		(41,737)	(905,054)	(905,054)	(107,900)	(107,900)		(8,754)		(5,397,217)
Decrease in beneficial conversion feature liability	(637,689)				85,804									(551,885)
Write-off of beneficial conversion feature			(380,440)											(380,440)
Loss on termniation of lease													129,166	129,166
Accural of liquidating damanges	138,375												15,375	153,750
Decrease in other receivables														-
Increase in deposits														-
Other														-
Other current assets	(545,727)												510,727	(35,000)
Other receiveables	3,000
Deposits	(204,600)
Other assets	140,370												(244,970)	(104,600)
Accounts payable	540,139												(37,015)	503,124
Accrued expenses	1,991,622		189,698											2,181,320
Acquisition of machinery and equipment	(437,112)												36,493	(400,619)
Proceeds from issuance of notes														-
Proceeds from convertible notes payable	2,544,191												(683,191)	1,861,000
Proceeds from 10% subordinated notes payable													425,000	425,000
Receipt from (payments to) equity line of credit	456,000												(27,336)	428,664
Proceeds from notes payable to related party													457,433	457,433
Payments on notes payable to related party													(5,000)	(5,000)
Payment on notes to officers	(51,596)												(166,906)	(218,502)
Issuance of common stock for cash	7,376,094												10,000	7,386,094
Receipt of cash for stock to be issued	336,900												(10,000)	326,900

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES.

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during the second quarter of the 2008 fiscal year which ended on March 31, 2008. Management believes the following critical accounting policies reflect its more significant estimates and assumptions.

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
Purchase obligations
Other long-term liabilities

RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007).

Revenues for the three months ended March 31, 2008 and 2007 were zero, as the Company has not yet commenced the sale of its product.

The Company incurred operating expenses of $964,409 for the three months ended March 31, 2008, an increase of $622,770 or approximately 182%, as compared to $341,639 for the three months ended March 31, 2007. General and administrative expenses were $627,224 for the three months ended March 31, 2008, an increase of $293,580 or approximately 88%, as compared to $333,644 for the three months ended March 31, 2007. The increase in general and administrative expenses was primarily due to the issuance of warrants having a fair value of $96,814 to the 10% subordinated notes payable holders and $165,022 to purchasers of stock. Research and development expenses incurred during the three months ended March 31, 2008 were $329,028, and there were no research and development expenses for the three months ended March 31, 2007.

Other income and (expense) was $3,833,048 for the three months ended March 31, 2008, an increase of $3,883,889 or approximately 7,639%, as compared to $(50,841) for the three months ended March 31, 2007. Decrease in warrant liability was $4,168,133 for the three months ended March 31, 2008 and represents the decrease in the fair value of the option and warrant liability. The options and warrants were required to be classified as liabilities as of July 17, 2007, and valued at fair value on each balance sheet date, with the change in value reported in earnings. Therefore there was no increase or decrease in the option and warrant liability for the three months ended March 31, 2007. The decrease in beneficial conversion feature liability of $347,740 for the three months ended March 31, 2008 represents the decrease in the fair value of the beneficial conversion features liability. The beneficial conversion features were required to be classified as liabilities as of July 17, 2007, and valued at fair value on each balance sheet date, with the change reported in earnings. Therefore there was no increase or decrease in the beneficial conversion features liability for the three months ended March 31, 2007.  Interest expense increased to $554,065 during the three months ended March 31, 2008, an increase of $502,719 or approximately 979%, as compared to $51,346 for the three months ended March 31, 2007. The increase in interest expense is primarily due to the amortization of the beneficial conversion features discount of $309,814 and warrant discount of $105,806. Loss on lease termination was $129,166 for the three months ended March 31, 2008. There was no loss on termination of lease for the three months ended March 31, 2007.

Net income was $2,868,639 for the three months ended March 31, 2008, an increase of $3,261,119 or approximately 831%, as compared to a net loss of $392,480 for the three months ended March 31, 2007.

RESULTS OF OPERATIONS (SIX MONTHS ENDED MARCH 31, 2008 COMPARED TO SIX MONTHS ENDED MARCH 31, 2007).

Revenues for the six months ended March 31, 2008 and 2007 were zero, as the Company has not yet commenced the sale of its product.

The Company incurred operating expenses of $6,274,040 for the six months ended March 31, 2008, an increase of $5,647,884 or approximately 902%, as compared to $626,156 for the six months ended March 31, 2007. General and administrative expenses were $5,691,794 for the six months ended March 31, 2008, an increase of $5,081,426 or approximately 833%, as compared to $610,368 for the six months ended March 31, 2007. The increase in general and administrative expenses was primarily due to the issuance of warrants having a fair value of $5,010,748. Research and development expenses incurred during the six months ended March 31, 2008 were $565,932, and there were no research and development expenses for the six months ended March 31, 2007.

Other income and (expense) was $4,675,598 for the six months ended March 31, 2008, an increase of $4,835,261 or approximately 3,028%, as compared to $(159,663) for the six months ended March 31, 2007. Decrease in warrant liability was $4,927,906 for the six months ended March 31, 2008 and represents the decrease in the fair value of the option and warrant liability. The options and warrants were required to be classified as liabilities as of July 17, 2007, and valued at fair value on each balance sheet date, with the change in value reported in earnings. Therefore there was no increase or decrease in the option and warrant liability for the six months ended March 31, 2007. The decrease in beneficial conversion feature liability of $555,929 for the six months ended March 31, 2008 represents the decrease in the fair value of the beneficial conversion features liability. The beneficial conversion features were required to be classified as liabilities as of July 17, 2007, and valued at fair value on each balance sheet date, with the change reported in earnings. Therefore there was no increase or decrease in the beneficial conversion features liability for the six months ended March 31, 2007.  Interest expense increased to $1,060,790 during the six months ended March 31, 2008, an increase of $900,516 or approximately 562%, as compared to $160,274 for the six months ended March 31, 2007. The increase in interest expense is primarily due to the amortization of the beneficial conversion features discount of $597,850 and warrant discount of $213,353. Loss on lease termination was $129,166 for the six months ended March 31, 2008. There was no loss on termination of lease for the six months ended March 31, 2007.

Net loss was $1,599,342 for the six months ended March 31, 2008, an increase of $812,623 or approximately 103%, as compared to a net loss of $786,719 for the six months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES. Net cash flows used in our operating activities was $896,996 for the six months ended March 31, 2008, an increase of $550,655 or approximately 159%, as compared to $346,341 for the six months ended March 31, 2007. Cash flows used in operating activities, not including the increase in net loss, is primarily attributable to a decrease in warrant liabilities of $4,927,906, a decrease in beneficial conversion features of $555,929, and a write-off of beneficial conversion features of $380,440. The options and warrants were required to be classified as liabilities as of July 17, 2007, and valued at fair value on each balance sheet date, with the change in value reported in earnings. Therefore there was no increase or decrease in the warrant liabilities or beneficial conversion features for the six months ended March 31, 2007. Cash flows provided from operating activities is primarily attributable to stock based compensation of $4,962,409, amortization of $833,775, an increase in accounts payable of $345,724, and an increase in accrued expenses of $174,508.

Net cash flows used in our investing activities was $29,164 for the purchase of equipment for the six months ended March 31, 2008, an increase of $16,192 or approximately 125%, as compared to $12,972 for the six months ended March 31, 2007.

Net cash flows used in financing activities was $656,404 for the six months ended March 31, 2008, an increase of cash flows used of $85,204 or approximately 15%, as compared to net cash flows provided by financing activities of $571,200 for the six months ended March 31, 2007. Cash used in financing activities for the six months ended March 31, 2008 included a payment of $5,000 toward a note payable, payments of $27,336 toward notes payable under an equity line of credit, and payments totaling $19,260 to officers for loans made to us. Cash provided from financing activities for the six months ended March31, 2008 consisted proceeds of $425,000 from the issuance of 10% subordinated notes payable and $283,000 for the purchase of common stock. Cash provided from financing activities for the six months ended March 31, 2007 consisted of $750,000 from the issuance of convertible notes.

On March 31, 2008, the Company had cash and cash equivalents of $102,755. The sole source of liquidity has been borrowings from affiliates and the sale of our securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities and other financing activities, plus anticipated cash flow from operations during the 2008 fiscal year, will be sufficient to finance the Company's operations.  However, the Company has no commitments for financing or sales, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the fiscal year and, while there are anticipated sources of revenue, none of these sources have progressed to the stage where we can rely on any of these anticipated revenue sources.

As of March 31, 2008, the Company had an accumulated deficit of $19,620,178. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

GOING CONCERN OPINION. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2008, the Company has incurred cumulative losses of $19,620,178 including a loss for the six months ended March 31, 2008 of $1,599,342. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate financing to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its cost structure. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. Its ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if obtained, any such financing will likely involve additional fees and debt service requirements. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended,  (the “Exchange Act”), as of March 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  We have determined that our financial statements for the quarter ended March 31, 2008 could no longer be relied upon and, as described in Note 14 to the restated financial statements, have restated our financial position as of March 31, 2008 and results of operations, changes in stockholders’ equity and cash flows for the quarter ended March 31, 2008 and the cumulative period from October 3, 1994 (inception) to March 31, 2008.  Accordingly, we believe that the restated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2008, the Company has not made any change to internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1  Legal Proceedings

None

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

From January 3, 2008 through January 25, 2008, we sold and issued in a private placement (the “Private Placement”) $425,000 in aggregate principal amount of our Subordinated 10% Debentures (each, a “Debenture”, collectively, the “Debentures”) along with warrants to purchase an aggregate of 850,000 shares of our common stock at an exercise price of $0.40 per share (the “Warrants”).

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

Item 3  Defaults upon Senior Securities

Under the terms of a Registration Rights Agreement executed in connection with an offering that closed on July 18, 2007, we were required to file a registration statement under the Securities Act of 1933 in order to register the resale of the shares of common stock issuable upon conversion of certain units it sold consisting of Subordinated Convertible Debentures and Warrants. The units had a value of $1,025,000. If we did not file a registration statement with respect to the these securities within 45 days following the closing of the offering, or if the registration statement was not declared effective by the Securities and Exchange Commission within 90 days of the closing, then we are required to pay to each purchaser damages equal to 1.5% of the purchase price paid by the purchaser for the Subordinated Convertible Debentures for each 30 days that transpires after these deadlines. The amount of the aggregate damages payable by us is limited to 15% of the purchase price. We had until August 31, 2007 to file the registration statement. We filed the registration statement on November 14, 2007, incurring a penalty for 78 days which amounted to $38,437. The registration statement has not been declared effective as of the date of this report, therefore we have incurred an additional penalty for 85 days totaling $115,313

Item 4  Submission of Matters to a vote of Security Holders

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

Date: May 11, 2009

SIONIX CORPORATION

By:	/s/ Rodney Anderson
Rodney Anderson, Chief Executive Officer

/s/ Robert A. Hasson
Robert A. Hasson, Chief Financial Officer