Form 10-Q
period 2009-03-31
SIONIX CORP
filed 2009-05-20
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                              March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 11, 2009 the number of shares of the registrant’s classes of common stock outstanding was 142,303,907.

Table of Contents

Part I - Financial Information

Item 1. Financial Statements	3

Balance Sheets as of March 31, 2009 (Unaudited) and September 30, 2008	3

Statements of Income (Operations) (Unaudited) for the three and six months ended March 31, 2009 and March 31, 2008 (Restated) and from inception (October 3, 1994) to March 31, 2009	4

Statement of Stockholders Equity (Deficit) (Unaudited) for the period from inception (October 3, 1994) to March 31, 2009	5

Statements of Cash Flows (Unaudited) for the three and six months ended March 31, 2009 and March 31, 2008 (Restated) and from inception (October 3, 1994) to March 31, 2009	8

Notes to unaudited financial statements	9

Forward-Looking Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3. Quantitative and Qualitative Disclosures About Market Risk	65

Item 4T. Controls and Procedures	65

Part II – Other Information

Item 1. Legal Proceedings	66

Item 1A. Risk Factors	66

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3. Defaults Upon Senior Securities	67

Item 4. Submission of Matters to a Vote of Security Holders	68

Item 5. Other Information	68

Item 6. Exhibits	68

Signatures	69

Part I, Item 1.  Financial Statements.

Sionix Corporation
A Development Stage Company
Balance Sheet

	March 31,	September 30,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,613	$1,220,588
Inventory	608,565
Other current assets	34,165	46,395
TOTAL CURRENT ASSETS	668,343	1,266,983

PROPERTY AND EQUIPMENT, net	77,543	87,101

DEPOSITS	28,495	33,095
TOTAL ASSETS	$774,381	$1,387,179

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$351,862	$259,355
Accrued expenses	2,734,069	2,629,470
Customer deposits	1,460,000	1,260,000
Liquidated damages liability	78,750	153,750
Notes payable to related parties	107,000	114,000
Convertible notes, net	1,781,333	2,041,443
10% subordinated notes payable, net	425,000	400,796
Warrant and option liability	2,180,429	3,446,823
Beneficial conversion feature	-	26,000
TOTAL CURRENT LIABILITIES	9,118,443	10,331,637

STOCKHOLDERS' DEFICIT
Common Stock (150,000,000 shares authorized; 142,303,907 shares issued and outstanding at March 31, 2009; 136,684,616 shares issued and outstanding at September 30, 2008; 481,900 subject to cancellation)	141,821	134,274
Additional paid-in capital	13,383,049	12,688,495
Shares to be issued	400	126,429
Deficit accumulated during development stage	(21,869,332)	(21,893,656)
TOTAL STOCKHOLDERS' DEFICIT	(8,344,062)	(8,944,458)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$774,381	$1,387,179

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
Statements of Income (Operations) (Unaudited)

	For the three months		For the six months		Cummulative from
	ended March 31,		ended March 31,		Inception
	2009	2008	2009	2008	(October 3, 1994)
		(Restated)		(Restated)	to March 31, 2009

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	314,055	627,224	964,891	5,691,794	21,740,171
Research and development	178,265	329,028	357,229	565,932	3,394,102
Depreciation and amortization	7,615	8,157	15,104	16,314	572,479
Total operating expenses	499,935	964,409	1,337,224	6,274,040	25,706,752
Loss from Operations	(500,835)	(964,409)	(1,337,224)	(6,274,040)	(25,706,752)

Other income (expense)
Interest income	277	366	3,868	1,279	70,242
Interest expense	(63,758)	(554,065)	(158,523)	(1,060,790)	(2,838,081)
Decrease (increase) in warrant liability	(219,981)	4,168,133	1,631,387	4,927,906	6,849,627
Decrease (increase) in beneficial conversion features liability		347,780	26,000	555,929	1,426,767
Impairment of intangibles					(1,267,278)
Inventory obsolesence					(365,078)
Legal settlement					344,949
Loss on settlement of debt	(16,184)		(16,184)		(371,595)
Loss on lease termination		(129,166)		(129,166)	(129,166)
Write-off of property and equipment					(125,015)
Write-off of beneficial conversion feature and discount				380,440	380,440
Total Other Income (Expense)	(299,646)	3,833,048	1,486,548	4,675,598	3,975,812
Loss before income taxes	(799,581)	2,868,639	149,324	(1,598,442)	(21,730,940)
Income Taxes				900	13,392
Net Income (Loss)	$(799,581)	$2,868,639	$149,324	$(1,599,342)	$(21,744,332)

Basic income (loss) per share	$(0.01)	$0.03	$0.00	$(0.01)
Dilutive income (loss) per share	$(0.01)	$0.02	$0.00	$(0.02)

Basic and dilutive wighted average nubmer of shares of Common Stock outstanding	136,973,884	107,494,374	136,277,277	107,494,374

The accompanying notes form an integral part of these unaudited financial statements.

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 3, 1994) TO MARCH 31, 2009
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
FOR THE PERIOD FROM INCEPTION (OCTOBER 3, 1994) TO MARCH 31, 2009
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

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
FOR THE PERIOD FROM INCEPTION (OCTOBER 3, 1994) TO MARCH 31, 2009
(UNAUDITED)

								Deficit	Total
	Common Stock		Additional	Stock	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Receivable	Cancelled	Fees	Inception	(Deficit)

Balance at September 30, 2004, Restated	102,042,286	102,042	13,294,405	43,900	-	-	(13,075)	(14,080,615)	(653,343)
Amortization of consulting fees							13,075		13,075
Net loss for the year ended September 30, 2005								(722,676)	(722,676)
Balance at September 30, 2005,	102,042,286	102,042	13,294,405	43,900	-	-	-	(14,803,291)	(1,362,944)
Net loss for the year ended September 30, 2006								(1,049,319)	(1,049,319)
Balance at September 30, 2006,	102,042,286	102,042	13,294,405	43,900	-	-	-	(15,852,610)	(2,412,263)
Shares issued for services	4,592,915	4,593	80,336						84,929
Reclassification of 2001 Executive Option Plan as of July 17, 2007			(2,271,879)						(2,271,879)
Reclassification of beneficial conversion features liability related to advisory board compensation as of July 17, 2007		(269,851)						(269,851)
Reclassification of warrants related to 2004 stock purchase agreement as of July 17, 2007			(70,029)						(70,029)
Net loss for the year ended September 30, 2007								(2,168,226)	(2,168,226)
Balance at September 30, 2007,	106,635,201	106,635	10,762,982	43,900	-	-	-	(18,020,836)	(7,107,319)
Shares issued for services	1,539,750	1,540	254,330						255,870
Shares to be issued for services				126,029					126,029
Shares converted from debt	17,149,359	17,149	886,633						903,782
Shares issued for cash	8,950,003	8,950	784,550	(43,500)					750,000
Net loss for the year ended September 30, 2008								(3,872,820)	(3,872,820)
Balance at September 30, 2008	134,274,313	134,274	12,688,495	126,429	-	-	-	(21,893,656)	(8,944,458)
Shares issued for services	600,139	600	125,429	(126,029)					-
Shares converted from debt	6,114,221	6,114	444,958						451,072
Shares issued for property and equipment	833,333	833	124,167						125,000
Deemed dividend to related to related party on purchase of machinery and equipment								(125,000)	(125,000)
Net income for the six months ended March 31, 2009								149,324	149,324
	141,822,006	$141,821	$13,383,049	$400	$-	$-	$-	$(21,869,332)	$(8,344,062)

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
Statement of Cash Flows (Unaudited)

			Cummulative
	For the Six Months		from
	Ended March 31,		Inception
		2008	(October 3, 1994) to
	2009	(As Restated)	March 31,2009

Operating activities:
Net income (loss)	$149,324	$(1,599,342)	$(21,744,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,104	16,314	659,396
Amortization of beneficial conversion features discount and warrant discount	27,094	833,775	2,074,433
Stock based compensation expense - employee	116,241	1,791,360	3,795,143
Stock based compensation expense - consultant	248,752	3,171,049	6,899,343
Impairment of assets			514,755
Write-down of obsolete assets			38,862
Impairment of intangible assets			1,117,601
Loss on settlement of debt	16,184		400,761
Loss on lease termination		129,166	129,166
Write-off of beneficial conversion features		(380,440)	(576,000)
Stock issued for services and rent			114,850
Accrual of liquidating damages		138,375	153,750
Other			(799,044)
(Increase) decrease in assets:
Inventory	(608,565)		(608,565)
Other current assets	12,230	(33,650)	(34,165)
Other assets	4,600		(128,495)
Increase (decrease) in liabilities:
Accounts payable	92,508	345,724	508,027
Accrued expenses	189,486	174,508	2,834,698
Customer deposits	200,000		1,460,000
Warrant liability	(1,631,387)	(4,927,906)	(6,849,627)
Beneficial conversion feature liability	(26,000)	(555,929)	(1,426,768)
Net cash used in operating activities	(1,194,429)	(896,996)	(11,466,211)

Investing activities:
Acquisition of property and equipment	(5,546)	(29,164)	(473,553)
Acquisition of patents			(158,212)
Net cash used in investing activities	(5,546)	(29,164)	(631,765)

Financing activities:
Payment on notes payable to officer		(19,260)	(218,502)
Proceeds from notes payable, related party			442,433
Payments on notes payable to related party		(5,000)	428,664
Receipt from (payments to) equity line of credit		(27,336)
Proceeds from convertible notes payable			2,861,000
Proceeds from 10% subordinted notes payable		425,000	425,000
Issuance of common stock	5,000		8,184,594
Receipt of cash for stock to be issued		283,000	400
Net cash provided by (used in) financing activities	5,000	656,404	12,123,589

Net increase (decrease) in cash and cash equivalents	(1,194,975)	(269,756)	25,613

Cash and cash equivalents balances:
Beginning of period	1,220,588	372,511
End of month	$25,613	$102,755	$25,613

Cash and cash equivalents paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
March 31, 2009

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

INVENTORY

Inventory is stated at the lower of cost, using the first in, first out method, or market. Management compares the cost of inventories with the market value, and an allowance is made for writing down the inventories to their market value, if lower.  As of March 31, 2009, the Company believes that no reserve is required. Inventory at March 31, 2009 was $608,585 and consisted of work in process.

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

ADVERTISING

The cost of advertising is expensed as incurred. There were no advertising costs for the three and six months ended March 31, 2009, respectively. Total advertising costs were $2,474 for the three and six months ended March 31, 2008, respectively.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2009			2008
	Net		Per	Net		Per
	Loss	Shares	Share	Loss	Shares	Share
Basic Earnings Per Share
Net (Loss) Income Available to Stockholders	$(799,581)	136,973,884	$(0.01)	$2,868,639	107,494,374	$0.03
Effect of Dilutive Securities		-	-	-	-	-
Diluted Earnings Per Share	(799,581)	136,973,884	$(0.01)	$2,868,639	107,494,374	$0.03

	For the Six Months Ended March 31,
	2009			2008
	Net		Per	Net		Per
	Income	Shares	Share	Loss	Shares	Share
Basic Earnings Per Share
Net Loss Available to Stockholders	$149,324	136,277,277	$0.00	$(1,599,342)	107,494,374	$(0.01)
Effect of Dilutive Securities			-	-	-	-
Diluted Earnings Per Share	$149,324	136,277,277	$0.00	$(1,599,342)	107,494,374	$(0.01)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments , requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

CONCENTRATION OF CREDIT RISK

During the six months ended March 31, 2008 the Company had deposits in financial institutions over the federally insured limits of $100,000. The Company does not believe there is any credit risk related to these deposits due to the financial condition of the financial institution.

RELATED PARTY TRANSACTION

On October 14, 2008, the Company entered into an agreement to purchase machinery and equipment with a fair value of $125,000 from RJ Metal, Co. As compensation, the Company issued 833,333 shares of Common Stock with a fair value of $108,333 to the shareholders of RJ Metal, Co. The purchase qualified as a related party transaction because the Company’s interim Chief Executive Officer, who is also a director, is also a director, officer and significant stockholder of RJ Metal, Co. The Company recorded the machinery and equipment at the book value of RJ Metal, Co. and the excess of the fair value of the equipment was recorded as a deemed dividend.

RECLASSIFICATIONS

Certain items in the prior financial statements have been reclassified to conform to the current period’s presentation. Due from officer of $92,500 from the balance sheet as of September 30, 2008 has been reclassified in the accrued expenses. This reclassifications have no effect on the previously reported net loss.

Note 3 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31,
	2009	September 30,
	(Unaudited)	2008
Machinery and equipment	$271,972	$266,426
Furniture and fixtures	41,176	41,176
Leasehold improvement	1,695	1,695
TOTAL PROPERTY AND EQUIPMENT	314,843	309,296
Less accumulated depreciation	(237,300)	(222,195)

NET PROPERTY AND EQUIPMENT	$77,543	$87,101

Depreciation expenses for the three and six months ended March 31, 2009 were $7,615 and $15,104, respectively. Depreciation expenses for the three and six months ended March 31, 2008 were $8,157 and $16,314, respectively

Note 4 ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31,
	2009	September 30,
	(Unaudited)	2008

Accrued salaries	$1,474,785	$1,400,944
Advisory board compensation	576,000	576,000
Auto allowance accruals	104,785	94,408
Interest payable	346,957	272,016
Other accruals	231,542	286,102

TOTAL ACCRUED EXPENSES	$2,734,069	$2,629,470

Note 5 CUSTOMER DEPOSITS

In May 2008, the Company received an order for two water filtration systems, which required a deposit. The Company is in the design phase of the manufacturing process, and has not recognized any revenue related to these water filtration systems. As of March 31, 2009 and September 30, 2008 customer deposits were $1,420,000 and $1,260,000.

Note 6 NOTES PAYABLE – RELATED PARTIES

The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes bear interest at rates up to 13% and are due on demand. As of March 31, 2009 and September 30, 2008, notes payable amounted to $107,000 and $114,000. Accrued interest on the notes amounted to $78,539 and $74,482 at March 31, 2009 and September 30, 2008, respectively, and is included in accrued expenses. Interest expenses on these notes for the three and six months ended March 31, 2009 were $2,886 and $5,872, respectively. Interest expenses on these notes for the three and six months ended March 31, 2008 were $3,204 and $6,443, respectively

Note 7 CONVERTIBLE NOTES

Convertible Notes 1

Between October 2006 and February 2007, the Company completed an offering of $750,000 in principal amount of convertible notes, which bear interest at 10% per annum and mature at the earlier of (i) 18 months from the date of issuance (ii) an event of default or (iii) the closing of any equity related financing by the Company in which the gross proceeds are a minimum of $2,500,000. These notes are convertible into shares of the Company’s Common Stock at $0.05 per share or shares of any equity security issued by the Company at a conversion price equal to the price at which such security is sold to any other party. In the event that a registration statement covering the underlying shares was not declared effective within 180 days after the closing, the conversion price was to be reduced by $0.0025 per share for each 30 day period that the effectiveness of the registration statement was delayed but in no case could the conversion price to be reduced below $0.04 per share. As of March 31, 2009 the conversion price was $0.04 per share.

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

As of March 31, 2009, the outstanding principal amount of the convertible notes was $523,333 and there was no unamortized embedded beneficial conversion feature discount. As of August 27, 2008, the convertible notes had matured and the outstanding principal amount of $533,333 and accrued interest of $86,981 were due. Since the convertible notes matured, $10,000 of principal has been converted into 250,000 shares of Common Stock and the Company has not repaid the remaining outstanding amount of the convertible notes.

As of September 30, 2008, the outstanding principal amount of the convertible notes was $533,333 and there was no unamortized embedded beneficial conversion feature discount.

For the three and six months ended March 31, 2009, interest expense was $13,083 and $26,638, respectively, which was included in the other income (expense) section of the statement of income (operations).

For the three and six months ended March 31, 2008, interest expense was $18,958 and $38,334, respectively, and amortization expense for the embedded beneficial conversion feature discount was $125,000 and $250,000, respectively, which was included in interest expense in the other income (expense) section of the statement of income (operations).

Calico Capital Management, LLC acted as a financial advisor for Convertible Notes 1 and 2 for the Company and received a fee of $75,000. Southridge Investment Group LLC, Ridgefield, Connecticut (“Southridge) acted as an agent for the Company in arranging the transaction for Convertible Notes 1 and 2. The Company recorded these fees as an expense during the period.

Convertible Notes 2

On June 6, 2007, the Company completed an offering of $86,000 in principal amount of convertible notes, which bear interest at 10% per annum and are due and payable upon the earlier of (i) the occurrence of an Event of Default or (ii) the Maturity Date, which is defined as any business day that is not sooner than December 31, 2008, as the holder of the notes may specify in written notice delivered to the Company not less than 30 days prior to such specified date. These notes are convertible into shares of the Company’s Common Stock at $0.01 per share or shares of any equity security issued by the Company at a conversion price equal to the price at which such security is sold to any other party. There are no registration rights associated with these notes.

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

As of March 31, 2009, the outstanding principal amount of the convertible notes was $8,000 and there was no unamortized embedded beneficial conversion feature discount. As of December 31, 2008, the convertible notes had matured and the outstanding principal amount of $26,000 and accrued interest of $4,153 were due. Since the convertible notes matured, $18,000 of principal has been converted into 1,800,000 shares of Common Stock and the Company has not repaid the remaining outstanding amount of the convertible notes.

As of September 30, 2008, the outstanding principal amount of the convertible notes was $26,000 and unamortized embedded beneficial conversion feature discount was $2,890.

For the three and six months ended March 31, 2009, interest expense was $626 and $1,290, and amortization expense for the embedded beneficial conversion feature discount was $2,890, which was included in interest expense in the other income (expense) section of the statement of income (operations).

For the three and six months ended March 31, 2008, interest expense was $2,144 and $4,335, respectively, and amortization expense for the embedded beneficial conversion feature discount was $14,333 and $28,666, which was included in interest expense in the other income (expense) section of the statement of income (operations).

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

Under the terms of a Registration Rights Agreement signed in conjunction with this offering, the Company is required to file a registration statement under the Securities Act of 1933 in order to register the resale of the shares of Common Stock issuable upon conversion of the  Convertible Notes 3 and the warrant shares (collectively, the "Registrable Securities"). If the Company did not file a registration statement with respect to the Registrable Securities within 45 days following the closing of the offering, or if the registration statement was not declared effective by the Securities and Exchange Commission within 90 days, then the Company was required to pay to each purchaser damages equal to 1.5% of the purchase price paid by the purchaser for Convertible Notes 3 for each 30 day period that followed these deadlines. The aggregate amount of damages payable by the Company is limited to 15% of the purchase price. The Company had until August 31, 2007 to file the registration statement and has accrued $153,750 of expenses as liquidated damages. For the three and six months ended March 31, 2009, $75,000 of the liquidating damages were converted into 937,500 shares of Common Stock For the three and six months ended March 31, 2008, the Company recorded $92,250 and $138,375 as liquidated damages, respectively. No derivative liability is recorded as the amount of liquidated damage is fixed with a maximum ceiling.

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

As of March 31, 2009, the outstanding principal amount of the convertible notes was $250,000, there was no unamortized warrant discount or embedded beneficial conversion feature discount, and the number of outstanding warrants was 2,329,546. As of July 16, 2008, the convertible notes had matured and the outstanding principal amount of $485,000 and accrued interest of $67,417 were due. Since the convertible notes matured, $235,000 of principal has been converted into 1,566,667 shares of Common Stock and the Company has not repaid the remaining outstanding principal amount or accrued interest of the convertible notes.

As of September 30, 2008, the outstanding principal amount of the convertible notes was $485,000, there was no unamortized warrant discount or embedded beneficial conversion feature discount, and the number of outstanding warrants was 2,329,546.

For the three and six months ended March 31, 2009, interest expense was $7,105 and $16,595, respectively, which was included in the other income (expense) section of the statement of income (operations).

For the three and six months ended March 31, 2008, interest expense was $20,444 and $40,663, amortization expense for the warrant discount was $111,031 and $218,578, which was included in interest expense in the other income (expense) section of the statement of operations, and amortization expense for the beneficial conversion feature discount was $153,553 and $302,255, which was also included in interest expense in the other income (expense) section of the statement of income (operations).

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

As of March 31, 2009 and September 30, 2008, the principal outstanding totaled $1,000,000.

For the three and six months ended March 31, 2009, interest expense was $29,589 and $59,836, respectively.

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

As of March 31, 2009, the principal outstanding totaled $425,000, and there was no unamortized warrant discount. As of December 31, 2008, the notes had matured and the outstanding principal amount of $425,000 and accrued interest of $41,081 were due.

As of September 30, 2008, the principal outstanding totaled $425,000, and unamortized warrant discount was $24,204.

For the three and six months ended March 31, 2009, interest expense was $10,479 and $21,192, respectively.

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

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.  The Company analyzed the options as of March 31, 2009 by following the guidance of SFAS 133, paragraph 6 to ascertain if the options issued remained derivatives as of March 31, 2009. All of the criteria in the original analysis were met, and the options issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. The Company next applied EITF 00-19, paragraph 10, which states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the Convertible Note 3 on July 17, 2007.

The fair value of the options was $251,036 as of March 31, 2009, calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and an expected term of 2.00 years.

The fair value of the options was $484,440 as of September 30, 2008, calculated using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 2.5 years.

For the three and six months ended March 31, 2009, the increase (decrease) in the fair value of the options was recorded by increasing (decreasing) warrant liability on the balance sheet by $18,522 and $(233,404), respectively.

For the three and six months ended March 31, 2008, the decrease in the fair value of the options was recorded by decreasing warrant liability on the balance sheet by $766,474 and $1,469,800, respectively.

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

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.  The Company analyzed the options as of March 31, 2009 by following the guidance of SFAS 133, paragraph 6 to ascertain if the options issued remained derivatives as of March 31, 2009. All of the criteria in the original analysis were met, and the options issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrants was determined to be $96,411 ($79,391 attributable to the holders of the Convertible Notes 3 and $17,020 attributable to the placement fee) as of March 31, 2009, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and an expected term of 3.17 to 3.25 years.

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

For the three and six months ended March 31, 2009, the increase (decrease) in the fair value of the warrants was recorded by increasing (decreasing) warrant liability on the balance sheet by $15,720 ($12,778 attributable to the holders of the Convertible Notes 3 and $2,942 attributable to the placement fee) and $(57,378) ($(46,048) attributable to the holders of the Convertible Notes 3 and $(11,329) attributable to the placement fee), respectively.

For the three and six months ended March 31, 2008, the decrease in the fair value of the warrants was recorded by decreasing warrant liability on the balance sheet by $185,827 ($143,242 and attributable to the holders of the Convertible Notes 3 and $42,585 attributable to the placement fee) and $363,982 ($268,469 and attributable to the holders of the Convertible Notes 3 and $95,513 attributable to the placement fee), respectively.

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

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.  The Company analyzed the options as of March 31, 2009 by following the guidance of SFAS 133, paragraph 6 to ascertain if the options issued remained derivatives as of March 31, 2009. All of the criteria in the original analysis were met, and the options issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrant was determined to be $6,353 as of March 31, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and an expected term of 3.50 years.

For the three and six months ended March 31, 2009, the increase (decrease) in the fair value of the warrant was recorded by increasing (decreasing) warrant liability on the balance sheet by $906 and $(4,155), respectively.

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

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.  The Company analyzed the options as of March 31, 2009 by following the guidance of SFAS 133, paragraph 6 to ascertain if the options issued remained derivatives as of March 31, 2009. All of the criteria in the original analysis were met, and the options issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrants was determined to be $378,136 as of March 31, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and an expected term of 3.67 years.

The fair value of the warrants was determined to be $620,453 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.17 years.

For the three and six months ended March 31, 2009, the increase (decrease) in the fair value of the warrants was recorded by increasing (decreasing) warrant liability on the balance sheet by $53,039 and $(242,317), respectively.

For the three and six months ended March 31, 2008, the decrease in the fair value of the warrants was recorded by decreasing warrant liability on the balance sheet by $983,628 and $1,008,033, respectively.

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

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.  The Company analyzed the option as of March 31, 2009 by following the guidance of SFAS 133, paragraph 6 to ascertain if the option remained a derivative as of March 31, 2009. All of the criteria in the original analysis were met, and the option was determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the option was determined to be $43,766 as of March 31, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and an expected term of 3.67 years.

The fair value of the option was determined to be $71,812 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.17 years.

For the three and six months ended March 31, 2009, the increase (decrease) in the fair value of the option was recorded by increasing (decreasing) warrant liability on the balance sheet by $6,139 and $(28,046), respectively.

For the three and six months ended March 31, 2008, the decrease in the fair value of the option was recorded by decreasing warrant liability on the balance sheet by $113,845 and $107,900, respectively.

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

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.  The Company analyzed the option as of March 31, 2009 by following the guidance of SFAS 133, paragraph 6 to ascertain if the option remained a derivative as of March 31, 2009. All of the criteria in the original analysis were met, and the option was determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the option was determined to be $43,766 as of March 31, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and an expected term of 3.67 years.

The fair value of the option was determined to be $71,812 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.17 years.

For the three and six months ended March 31, 2009, the increase (decrease) in the fair value of the options was recorded by increasing (decreasing) warrant liability on the balance sheet by $6,139 and $(28,046), respectively.

For the three and six months ended March 31, 2008, the decrease in the fair value of the options was recorded by decreasing warrant liability on the balance sheet by $113,845 and $107,900, respectively.

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

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.  The Company analyzed the option as of March 31, 2009 by following the guidance of SFAS 133, paragraph 6 to ascertain if the option remained a derivative as of March 31, 2009. All of the criteria in the original analysis were met, and the option was determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the option was determined to be $128,388 as of March 31, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and an expected term of 3.67 years.

The fair value of the option was determined to be $613,223 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.17 years.

For the three and six months ended March 31, 2009, the increase (decrease) in the fair value of the option was recorded by increasing (decreasing) warrant liability on the balance sheet by $18,008 and $(484,835), respectively.

For the three and six months ended March 31, 2008, the decrease in the fair value of the option was recorded by decreasing warrant liability on the balance sheet by $972,165 and $905,054, respectively.

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

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.  The Company analyzed the warrant as of March 31, 2009 by following the guidance of SFAS 133, paragraph 6 to ascertain if the warrant remained a derivative as of March 31, 2009. All of the criteria in the original analysis were met, and the warrant was determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrant was determined to be $373,729 as of March 31, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and an expected term of 3.67 years.

The fair value of the warrant was determined to be $613,223 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.17 years.

For the three and six months ended March 31, 2009, the increase (decrease) in the fair value of the warrants was recorded by increasing (decreasing) warrant liability on the balance sheet by $52,421 and $(239,494), respectively.

For the three and six months ended March 31, 2008, the decrease in the fair value of the warrants was recorded by decreasing warrant liability on the balance sheet by $972,165 and $905,054, respectively.

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

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.  The Company analyzed the warrants as of March 31, 2009 by following the guidance of SFAS 133, paragraph 6 to ascertain if the warrants issued remained derivatives as of March 31, 2009. All of the criteria in the original analysis were met, and the warrants were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrants was determined to be $36,060 as of March 31, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and an expected term of 4.83 years.

The fair value of the warrants was determined to be $52,609 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 5.33 years.

For the three and six months ended March 31, 2009, the increase (decrease) in the fair value of the warrants was recorded by increasing (decreasing) warrant liability on the balance sheet by $5,970 and $(16,548), respectively.

For the three and six months ended March 31, 2008, the decrease in the fair value of the warrants was recorded by decreasing warrant liability on the balance sheet by $51,429.

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

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.  The Company analyzed the warrants as of March 31, 2009 by following the guidance of SFAS 133, paragraph 6 to ascertain if the warrants issued remained derivatives as of March 31, 2009. All of the criteria in the original analysis were met, and the warrants issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrants was determined to be $348,642 as of March 31, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and an expected term of 1.92 to 2.08 years.

For the three and six months ended March 31, 2009, the increase (decrease) in the fair value of the warrants was recorded by increasing (decreasing) warrant liability on the balance sheet by $4,609 and $(119,437), respectively.

For the three and six months ended March 31, 2008, the decrease in the fair value of the warrants was recorded by decreasing warrant liability on the balance sheet by $8,754.

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

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.  The Company analyzed the warrant as of March 31, 2009 by following the guidance of SFAS 133, paragraph 6 to ascertain if the warrant remained a derivative as of March 31, 2009. All of the criteria in the original analysis were met, and the warrant was determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrant was determined to be $23,910 as of March 31, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and an expected term of 5.17 years.

The fair value of the warrant was determined to be $38,802 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 5.75 years.

For the three and six months ended March 31, 2009, the increase (decrease) in the fair value of the warrant was recorded by increasing (decreasing) warrant liability on the balance sheet by $1,616 and $(14,891), respectively.

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

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.  The Company analyzed the warrant as of March 31, 2009 by following the guidance of SFAS 133, paragraph 6 to ascertain if the warrant issued remained a derivative as of March 31, 2009. All of the criteria in the original analysis were met, and the warrant issued was determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrant was determined to be $24,136 as of March 31, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and an expected term of 4.25 years.

The fair value of the warrant was determined to be $38,759 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.75 years.

For the three and six months ended March 31, 2009, the increase (decrease) in the fair value of the warrant was recorded by increasing (decreasing) warrant liability on the balance sheet by $3,179 and $(14,623), respectively.

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

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.  The Company analyzed the warrant as of March 31, 2009 by following the guidance of SFAS 133, paragraph 6 to ascertain if the warrant remained a derivative as of March 31, 2009. All of the criteria in the original analysis were met, and the warrant was determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrant was determined to be $24,136 as of March 31, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and an expected term of 4.25 years.

The fair value of the warrant was determined to be $38,759 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.75 years.

For the three and six months ended March 31, 2009, the increase (decrease) in the fair value of the warrant was recorded by increasing (decreasing) warrant liability on the balance sheet by $3,179 and $(14,623), respectively.

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

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.  The Company analyzed the warrant as of March 31, 2009 by following the guidance of SFAS 133, paragraph 6 to ascertain if the warrant remained a derivative as of March 31, 2009. All of the criteria in the original analysis were met, and the warrant was determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrant was determined to be $38,571 as of March 31, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and an expected term of 5.25 years.

The fair value of the warrant was determined to be $62,512 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 5.75 years.

For the three and six months ended March 31, 2009, the increase (decrease) in the fair value of the warrant was recorded by increasing (decreasing) warrant liability on the balance sheet by $2,577 and $(23,941), respectively.

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

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.  The Company analyzed the warrant as of March 31, 2009 by following the guidance of SFAS 133, paragraph 6 to ascertain if the warrant remained a derivative as of March 31, 2009. All of the criteria in the original analysis were met, and the warrant was determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the warrant was determined to be $74,171 as of March 31, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and an expected term of 4.42 years.

The fair value of the warrant was determined to be $118,551 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.83 years.

For the three and six months ended March 31, 2009, the increase (decrease) in the fair value of the warrant was recorded by increasing (decreasing) warrant liability on the balance sheet by $9,582 and $(44,380), respectively.

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

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.  The Company analyzed the option as of March 31, 2009 by following the guidance of SFAS 133, paragraph 6 to ascertain if the option remained a derivative as of March 31, 2009. All of the criteria in the original analysis were met, and the option was determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the option was determined to be $177,019 as of March 31, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and an expected term of 4.58 years.

For the three and six months ended March 31, 2009, the increase (decrease) in the fair value of the option was recorded by increasing (decreasing) warrant liability on the balance sheet by $22,418 and $(61,225), respectively.

Option Issued to Director (Rodney Anderson)

On March 30, 2009 the Company issued an option to a director to purchase a total of 1,380,114 shares of the Company’s common stock at an exercise price of $0.15 per share. The right to purchase 690,057 shares of Common Stock vested on the date of grant and the right to purchase 172,514 shares of Common Stock vests on June 30, September 30, December 31, 2009 and March 31, 2010, respectively.

On the grant date, the Company applied FASB 133, paragraph 6 to determine if the options were within the scope and definition of a derivative. The options had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the options were determined to be a derivative. In order to determine how to classify the options, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts  that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability  instruments. In order to determine the value of the options, the Company applied EITF 00-19, paragraph 9, which states that contracts that require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the vested options was $41,847 at the date of issuance, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.58%; volatility of 109.22%; dividend yield of 0%; and an expected term of 5 years.

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.  The Company analyzed the options as of March 31, 2009 by following the guidance of SFAS 133, paragraph 6 to ascertain if the options remained a derivative as of March 31, 2009. All of the criteria in the original analysis were met, and the options were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the vested options was determined to be $40,392 as of March 31, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and an expected term of 4.58 years.

For the three and six months ended March 31, 2009, the decrease in the fair value of the vested options was recorded by decreasing warrant liability on the balance sheet by $1,455.

Option Issued to Director (Robert Hasson)

On March 30, 2009 the Company issued an option to a director to purchase a total of 958,412 shares of the Company’s common stock at an exercise price of $0.15 per share. The right to purchase 479,206 shares of Common Stock vested on the date of grant and the right to purchase 119,802 shares of Common Stock vests on June 30, September 30, December 31, 2009 and March 31, 2010, respectively.

On the grant date, the Company applied FASB 133, paragraph 6 to determine if the options were within the scope and definition of a derivative. The options had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the options were determined to be a derivative. In order to determine how to classify the options, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts  that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability  instruments. In order to determine the value of the options, the Company applied EITF 00-19, paragraph 9, which states that contracts that require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the vested options was $29,060 at the date of issuance, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.58%; volatility of 109.22%; dividend yield of 0%; and an expected term of 5 years.

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.  The Company analyzed the options as of March 31, 2009 by following the guidance of SFAS 133, paragraph 6 to ascertain if the options remained a derivative as of March 31, 2009. All of the criteria in the original analysis were met, and the options were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the vested options was determined to be $28,050 as of March 31, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and an expected term of 4.58 years.

For the three and six months ended March 31, 2009, the decrease in the fair value of the vested options was recorded by decreasing warrant liability on the balance sheet by $1,010.

Option Issued to Employee

On March 30, 2009 the Company issued an option to an employee to purchase a total of 1,495,124 shares of the Company’s common stock at an exercise price of $0.15 per share. The right to purchase 747,562 shares of Common Stock vested on the date of grant and the right to purchase 186,891 shares of Common Stock vests on June 30, September 30, December 31, 2009 and March 31, 2010, respectively.

On the grant date, the Company applied FASB 133, paragraph 6 to determine if the options were within the scope and definition of a derivative. The options had one or more underlings and one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, the options were determined to be a derivative. In order to determine how to classify the options, the Company followed the guidance of EITF 00-19, paragraphs 7 and 8, which state that contracts  that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) are liability  instruments. In order to determine the value of the options, the Company applied EITF 00-19, paragraph 9, which states that contracts that require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The fair value of the vested options was $45,334 at the date of issuance, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.58%; volatility of 109.22%; dividend yield of 0%; and an expected term of 5 years.

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.  The Company analyzed the options as of March 31, 2009 by following the guidance of SFAS 133, paragraph 6 to ascertain if the options remained a derivative as of March 31, 2009. All of the criteria in the original analysis were met, and the options were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

The fair value of the vested options was determined to be $43,758 as of March 31, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and an expected term of 4.58 years.

For the three and six months ended March 31, 2009, the decrease in the fair value of the vested options was recorded by decreasing warrant liability on the balance sheet by $1,576.

Note 10 BENEFICIAL CONVERSION FEATURES LIABILITY

The Company issued convertible notes between October 17, 2006 and July 17, 2007 that matured between June 17, 2008 and December 31, 2008, and included embedded beneficial conversion features that allowed the holders of the convertible notes to convert their notes into Common Stock shares at rates between $.01 and $.22. The convertible notes accrue interest at rates between 8% and 10%, and any accrued but unpaid interest is also convertible by the holder of the convertible notes into shares of Common Stock at the same rate.

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

For the three and six months ended March 31, 2009, the increase (decrease) in the fair value of the option was recorded by increasing (decreasing) warrant liability on the balance sheet by $22,418 and $(61,225), respectively.

For the three and six months ended March 31, 2009, the decrease in the fair value of the embedded beneficial conversion feature was recorded by decreasing beneficial conversion features liability on the balance sheet by $26,000.

For the three and six months ended March 31, 2008, the decrease in the fair value of the embedded beneficial conversion feature was recorded by decreasing beneficial conversion features liability on the balance sheet by $347,740 and $555,929, respectively.

Note 11 STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company has 150,000,000 authorized shares of Common Stock, par value $0.001 per share.  As of March 31, 2009 and September 30, 2008, the Company had 142,303,907 and 134,756,213 shares of Common Stock issued and outstanding, respectively. As of March 31, 2009, there are 481,900 shares of Common Stock subject to cancellation. Subsequent to cancellation, the total issued and outstanding shares of Common Stock would be 141,822,007.

During the six months ended March 31, 2009 the Company issued 6,114,221 shares of Common Stock for the payment of $270,000 of debt, $6,909 of accrued interest, $77,979 of late fees and penalties and $75,000 of liquidated damages at conversion prices between $0.04 and $0.15. Additionally, the Company issued 833,333 shares of common stock for $125,000 for machinery and equipment from RJ Metal Co. Lastly, the Company issued 600,139 shares of Common Stock to legal counsel for services having a value of $60,014.  The fair value of the Common Stock on the date of issuance was $126,029.

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

STOCK OPTIONS

A summary of the Company’s option activity is listed below:

	Weighted
	Average		Aggregate
	Exercise	Number	Intrinsic
	Price	of Options	Value

Outstanding at October 1, 2008	$0.19	11,967,666	$-
Granted	0.20	7,333,650	-
Expired	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2009	$0.19	19,301,316	$-

Options outstanding as of March 31, 2009:

Weighted
Average
			Remaining	Weighted Average
Exercise	Options	Options	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable

$0.15 - $0.25	19,301,316	17,384,491	3.47	$0.19	$0.20

					Weighted
					Average
	Outstanding		Exercisable		Remaining
Option		Exercise		Exercise	Contractual
Holder	Amount	Price	Amount	Price	Life

2001 Executive Officers Stock Option Plan	7,034,140	$0.15	7,034,140	$0.15	2.00
Director	1,000,000	0.25	1,000,000	0.25	3.67
Former Chief Financial Officer	1,000,000	0.25	1,000,000	0.25	3.67
Former Chief Executive Officer	2,933,526	0.25	2,933,526	0.25	3.67
Former Chief Executive Officer	3,500,000	0.25	3,500,000	0.25	4.58
Director	1,380,114	0.15	690,057	0.15	4.92
Director	958,412	0.15	479,206	0.15	4.92
Employee	1,495,124	0.15	747,562	0.15	4.92

STOCK WARRANTS

A summary of the Company’s warrant activity is listed below:

	Weighted
	Average		Aggregate
	Exercise	Number	Intrinsic
	Price	of Options	Value

Outstanding at October 1, 2008	$0.20	39,365,766	$-
Granted	0.25	150,000	-
Expired	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2009	$0.20	39,515,766	$-

Warrants outstanding as of March 31, 2009:

Weighted
Average
			Remaining	Weighted Average
Exercise	Warrants	Options	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable

$0.10 - $0.40	39,515,766	39,515,766	3.12	$0.20	$0.20

					Weighted
					Average
	Outstanding		Exercisable		Remaining
Warrant		Exercise		Exercise	Contractual
Holder	Amount	Price	Amount	Price	Life

Convertible Notes 3	2,795,454	$0.30	2,795,454	$0.30	3.25
Richarson & Patel LLP	150,000	0.25	150,000	0.25	3.50
Advisory Board Members	8,640,000	0.25	8,640,000	0.25	3.67
Consultant	8,539,312	0.25	8,539,312	0.25	3.67
10% Subordinated Notes Payable	850,000	0.40	850,000	0.40	4.83
Stockholders	15,000,000	0.10	15,000,000	0.10	2.02
Richarson & Patel LLP	400,000	0.15	400,000	0.15	5.17
Director	500,000	0.25	500,000	0.25	4.25
Director	500,000	0.25	500,000	0.25	4.25
Richarson & Patel LLP	641,000	0.15	641,000	0.15	5.25
Advisory Board Member	1,500,000	0.25	1,500,000	0.25	4.42

Note 12 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2009, the Company has incurred cumulative losses of $21,869,332 including net income for the six months ended March 31, 2009 of $149,324. As the Company has no cash flow from operations,  its  ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

For the Fiscal Year Ended September 30,

2009	$52,590
2010	108,660
2011	93,550

Total rent expense under the operating lease was approximately $18,470 for the year ended September 30, 2008.

Note 14 SUPPLEMENTAL CASH FLOW INFORMATION

The Company had the following noncash transactions.

The Company issued 6,114,221 shares of Common Stock for the payment of $270,000 of debt, $6,909 of accrued interest, $77,979 of late fees and penalties and $75,000 of liquidated damages at conversion prices between $0.04 and $0.15.

The Company issued 833,333 shares of Common Stock for the purchase of machinery and equipment from RJ Metal, Co. having a value of $125,000.

The Company issued 600,139 shares of Common Stock for legal services having a value of $60,014.  The fair value of the Common Stock on the date of issuance was $126,029.

Note 15 SUBSEQUENT EVENT

On May 13, 2009, convertible note holders converted a total of $11,632 of accrued interest into 290,798 shares of Common Stock.

On May 13, 2009, the Company entered into a letter of understanding regarding the issuance of a total of $300,000 in principal amount of notes payable of which notes having a principal value of $35,000 will mature on May 22, 2009 and notes having a principal value of $265,000 will mature on August 21, 2009. The notes will include a provision that will permit the holders, upon the occurrence of a default, to convert the outstanding principal and unpaid accrued interest into shares of Common Stock at $0.10 per share. The Company will issue to the placement agent compensation consisting of five year warrants to purchase a total of 600,000 shares of Common Stock at $0.20 to $0.30 per share and $47,500 in cash. Terms of the warrants include a cashless exercise option and anti-dilution provisions.  The securities being offered will not be or have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Note 16 RESTATEMENT

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

Statement of Operations

The beneficial conversion features were analyzed in accordance with EITF 00-19, paragraph 9, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

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

Table 1 - 2008

					Beneficial	Warrant
					Conversion	Related to
					Features	$1,025,000 of
		2001		Warrants	and	Convertible
		Executive		Related to	Beneficial	Bridge Notes
	As	Officers	Advisory	2004 Stock	Conversion	and		Option Issued		Warrant Issued		Warrants Related
	Previously	Option	Board	Purchase	Features	Warrant	Warrant Issued	to Chief Executive	Warrant Issued	to Chief	10% Subordinated	to $750,000		As
	Stated	Plan	Compensation	Agreement	Discount	Discount	to Consultant	Officer	to Director	Financial Officer	Notes Payable	Stock Issuance	Other	Restated
Balance Sheet
Cash and cash equivalent	$102,604												$151	$102,755
Accounts payable	470,137												32,987	503,124
Accrued expenses	1,847,254		576,000											2,423,254
Convertible Notes, net	1,306,593				12,913	206,465								1,525,971
10% subordinated notes payable	332,182										20,169		38	352,389
Warrant liability	974,632	457,114	549,672			36,522	128,358	128,358	63,620	63,620		156,268		2,558,164
Beneficial conversion feature liability	857,678				17,204									874,882
Additional paid-in capital	12,815,792	(2,271,879)	(269,848)	(45,663)	473,797	135,406								10,837,605
Deficit accumulated during development stage	(19,149,208)	1,814,765	(855,824)	45,663	(503,914)	(378,393)	(128,358)	(128,358)	(63,620)	(63,620)	(20,169)	(156,268)	(32,874)	(19,620,178)

Statement of Operations (for the three months ended March 31, 2008)
General and administrative	$395,890											$165,022	$32,540	$593,452
Research and development	328,694												334	329,028
Interest expense	(492,546)				16,677	(78,022)					(20,169)			(574,060)
Decrease (increase) in warrant liability	273,778	766,474	983,628			(36,522)	972,165	972,165	113,845	113,845		8,754		4,168,132
Increase in beneficial conversion feature liability	364,944				(17,204)									347,740
Basic and dilutive loss per share	-													-

Statement of Operations (for the six months ended March 31, 2008)
General and administrative	$1,526,663		$1,557,705				$1,033,412	$1,033,412	$171,520	$171,520		$165,022	$32,540	$5,691,794
Research and development	565,598												334	565,932
Interest expense	(906,150)				32,816	(167,287)					(20,169)			(1,060,790)
Decrease (increase) in warrant liability	427,991	1,469,800	1,008,033			(12,580)	905,054	905,054	107,900	107,900		8,754		4,927,906
Increase in beneficial conversion feature liability	637,688				(81,759)									555,929
Write-off of beneficial conversion feature			380,440											380,440
Basic and dilutive loss per share	-													-

Statement of Cash Flows (for the six months ended March 31, 2008)
Net loss	$(2,077,833)	$1,469,800	$(169,232)		$(48,943)	$(179,867)	$(128,358)	$(128,358)	$(63,620)	$(63,620)	$(20,169)	$(156,268)	$(32,874)	$(1,599,342)
Amortization of beneficial conversion features discount and warrant discount	669,025		10,072		(32,816)	167,287					20,169		38	833,775
Stock based compensation expense-employee	414,908						1,033,412		171,520	171,520				1,791,360
Stock based compensation expense-consultant	439,909		1,557,705					1,008,413				165,022		3,171,049
(Decrease) increase in warrant liability	(427,991)	(1,469,800)	(1,008,033)			12,580	(905,054)	(905,054)	(107,900)	(107,900)		(8,754)		(4,927,906)
Increase in beneficial conversion feature liaiblity	(637,688)				81,759									(555,929)
Write-off of beneficial conversion feature			(380,440)											(380,440)
Accounts payable	312,738												32,987	345,725
Accrued expenses	159,581		576,000											735,581
Cash and cash equivalents	102,604												151	102,755

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

Overview

Sionix Corporation (referred to as “the Company”, “we”, “us” or “our”) is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises .  The Company is based in Anaheim, California.  Its business is the design, development and marketing of automatic water filtration systems primarily for small water districts.  The Company received an order for two water filtration systems in June, 2008.  The Company anticipates  that the water treatment systems will be manufactured and delivered within the next few months. Subsequent to the delivery of the water treatment systems, revenue will be recognized and the Company will no longer meet the definition of a development stage company.

Until additional orders and customer deposits are received, we anticipate that most of our capital needs will need to be funded by debt or equity financing.  To date we have earned no revenues.

Application of Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during the three and six months ended March 31, 2009. Management believes the following critical accounting policies reflect its more significant estimates and assumptions.

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

Support Services. The Company plans to provide support services to customers primarily through service contracts, and it will recognize support services revenue ratably over the term of the service contract or as services are rendered.

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

Restatement for the Six Months Ended March 31, 2008

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

Table 1 – 2008

						Warrant
					Beneficial Conversion	Related to $1,025,000 of
		2001		Warrants Related to	Features and	Convertible Bridge
	As	Executive Officers	Advisory	2004 Stock	Beneficial Conversion	Notes and	Warrant Issued	Option Issued to Chief		Warrant Issued to Chief	10%	Warrants Related
	Previously Stated	Option Plan	Board Compensation	Purchase Agreement	Features Discount	Warrant Discount	to Consultant	Executive Officer	Warrant Issued to Director	Financial Officer	Subordinated Notes Payable	to $750,000 Stock Issuance	Other	As Restated
Balance Sheet
Cash and cash equivalent	$102,604												$151	$102,755
Accounts payable	470,137												32,987	503,124
Accrued expenses	1,847,254		576,000											2,423,254
Convertible Notes, net	1,306,593				12,913	206,465								1,525,971
10% subordinated notes payable	332,182										20,169		38	352,389
Warrant liability	974,632	457,114	549,672			36,522	128,358	128,358	63,620	63,620		156,268		2,558,164
Beneficial conversion feature liability	857,678				17,204									874,882
Additional paid-in capital	12,815,792	(2,271,879)	(269,848)	(45,663)	473,797	135,406								10,837,605
Deficit accumulated during development stage	(19,149,208)	1,814,765	(855,824)	45,663	(503,914)	(378,393)	(128,358)	(128,358)	(63,620)	(63,620)	(20,169)	(156,268)	(32,874)	(19,620,178)

Statement of Operations (for the three months ended March 31, 2008)
General and administrative	$395,890											$165,022	$32,540	$593,452
Research and development	328,694												334	329,028
Interest expense	(492,546)				16,677	(78,022)					(20,169)			(574,060)
Decrease (increase) in warrant liability	273,778	766,474	983,628			(36,522)	972,165	972,165	113,845	113,845		8,754		4,168,132
Increase in beneficial conversion feature liability	364,944				(17,204)									347,740
Basic and dilutive loss per share	-													-

Statement of Operations (for the six months ended March 31, 2008)
General and administrative	$1,526,663		$1,557,705				$1,033,412	$1,033,412	$171,520	$171,520		$165,022	$32,540	$5,691,794
Research and development	565,598												334	565,932
Interest expense	(906,150)				32,816	(167,287)					(20,169)			(1,060,790)
Decrease (increase) in warrant liability	427,991	1,469,800	1,008,033			(12,580)	905,054	905,054	107,900	107,900		8,754		4,927,906
Increase in beneficial conversion feature liability	637,688				(81,759)									555,929
Write-off of beneficial conversion feature			380,440											380,440
Basic and dilutive loss per share	-													-

Statement of Cash Flows (for the six months ended March 31, 2008)
Net loss	$(2,077,833)	$1,469,800	$(169,232)		$(48,943)	$(179,867)	$(128,358)	$(128,358)	$(63,620)	$(63,620)	$(20,169)	$(156,268)	$(32,874)	$(1,599,342)
Amortization of beneficial conversion features discount and warrant discount	669,025		10,072		(32,816)	167,287					20,169		38	833,775
Stock based compensation expense- employee	414,908						1,033,412		171,520	171,520				1,791,360
Stock based compensation expense- consultant	439,909		1,557,705					1,008,413				165,022		3,171,049
(Decrease) increase in warrant liability	(427,991)	(1,469,800)	(1,008,033)			12,580	(905,054)	(905,054)	(107,900)	(107,900)		(8,754)		(4,927,906)
Increase in beneficial conversion feature liaiblity	(637,688)				81,759									(555,929)
Write-off of beneficial conversion feature			(380,440)											(380,440)
Accounts payable	312,738												32,987	345,725
Accrued expenses	159,581		576,000											735,581
Cash and cash equivalents	102,604												151	102,755

Results of Operations

Three Months Ended March 31, 2009 Compared To Three Months Ended March 31, 2008

Revenues for the three months ended March 31, 2009 and 2008 were zero.  Although we received an order and deposit for two water treatment systems during the 2008 fiscal year, revenue from this order has not been recognized because the units have not been completed and delivered. The Company incurred operating expenses of $499,935 during the three months ended March 31, 2009, a decrease of $464,474 or approximately 48%, as compared to $964,409 for the three months ended March 31, 2008.  General and administrative expenses were $314,055 during the three months ended March 31, 2009, a decrease of $313,169 or approximately 49%, as compared to $627,224 for the three months ended March 31, 2008.  The decrease in general and administrative expenses contributed to the significant decrease in operating expenses. During the three months ended March 31, 2008, warrants having a relative fair value of $165,022 were issued to the purchasers of common stock and classified as general and administrative expenses. Research and development expenses were $178,265 during the three months ended March 31, 2009, a decrease of $150,763 or approximately 46%, as compared to $329,028 for the three months ended March 31, 2008.  The decrease in research and development expenses resulted primarily from the reallocation of personnel for the design of the two water treatment systems ordered during the 2009 fiscal year.

Other income (expense) totaled $(299,646) during the three months ended March 31, 2009, a decrease of $4,132,694 or approximately 108%, as compared to $3,833,048 for the three months ended March 31, 2008. The Company earned interest income of $277 during the three months ended March 31, 2009, a decrease of $89 or 24%, as compared to $366 during the three months ended March 31, 2008.  The Company incurred interest expense of $63,758 during the three months ended March 31, 2009, a decrease of $490,307 or approximately 88%, as compared to $554,065 for the three months ended March 31, 2008. The significant interest expense we incurred during the three months ended March 31, 2008 was due primarily to the amortization of the beneficial conversion features discount and warrant discount of the convertible debt securities, while during the three months ended March 31, 2009 there was a decrease in outstanding debt principal, which resulted in lower interest expenses. Decrease (increase) in warrant liability was $(219,981) during the three months ended March 31, 2009, an increase of $4,388,114 or approximately 105%, as compared to $4,168,133 during the three months ended March 31, 2008. The increase in warrant liability was due to the increase in the trading price of our Common Stock, resulting in a higher Black Sholes valuation model valuation calculation of the warrant liability. Decrease in beneficial conversion features liability was $347,780 during the three months ended March 31, 2008. The decrease in beneficial conversion features liability was due to the expiration of the expected term of the beneficial conversion features of our convertible debt. During the three months ended March 31, 2009 the Company recorded a loss on settlement of debt of $16, 184 related to the conversion of notes payable and accrued interest into Common Stock. During the three months ended March 31, 2008 the Company recorded a loss on lease termination for $129,166 related to the termination of lease. There were no comparable expenses recorded during the three months ended March 31, 2009.

As a result of these items, net loss for the three months ended March 31, 2009 was $(799,581), a decrease of $3,668,220 or approximately 128% over the net income of $2,868,639 for the three months ended March 31, 2008.

Six Months Ended March 31, 2009 Compared To Six Months Ended March 31, 2008

Revenues for the six months ended March 31, 2009 and 2008 were zero.  Although we received an order and deposit for two water treatment systems during the 2008 fiscal year, revenue from this order has not been recognized because the units have not been completed and delivered. The Company incurred operating expenses of $1,337,224 during the six months ended March 31, 2009, a decrease of $4,936,816 or approximately 79%, as compared to $6,274,040 for the six months ended March 31, 2008.  General and administrative expenses were $964,891 during the six months ended March 31, 2009, a decrease of $4,726,903 or approximately 83%, as compared to $5,691,794 for the six months ended March 31, 2008.  The decrease in general and administrative expenses contributed to the significant decrease in operating expenses. The significant general and administrative expenses incurred during the six months ended March 31, 2008 were primarily due to the issuance of warrants having a fair value of $5,010,748. During the six months ended March 31, 2009, the Company issued warrants having a fair value of $238,244. Research and development expenses were $357,229 during the six months ended March 31, 2009, a decrease of $208,703 or approximately 37%, as compared to $565,932 for the six months ended March 31, 2008.  The decrease in research and development expenses resulted primarily from the reallocation of personnel for the design of the two water treatment systems ordered during the 2009 fiscal year.

Other income totaled $1,486,548 during the six months ended March 31, 2009, a decrease of $3,189,050 or approximately 68%, as compared to $4,675,598 for the six months ended March 31, 2008. The Company earned interest income of $3,868 during the six months ended March 31, 2009, an increase of $2,589 or 202%, as compared to $1,279 during the six months ended March 31, 2008.  The Company incurred interest expense of $158,523 during the six months ended March 31, 2009, a decrease of $902,267 or approximately 85%, as compared to $1,060,790 for the six months ended March 31, 2008. The significant interest expense we incurred during the six months ended March 31, 2008 was due primarily to the amortization of the beneficial conversion features discount and warrant discount of the convertible debt securities, while during the six months ended March 31, 2009 there was a decrease in outstanding debt principal, which resulted in lower interest. Decrease in warrant liability was $1,631,387 during the six months ended March 31, 2009, a decrease of $3,296,519 or approximately 67%, as compared to $4,927,906 during the six months ended March 31, 2008. The reduction of decrease in warrant liability was due to the increase in the trading price of our Common Stock, resulting in a higher Black Sholes valuation model valuation calculation of the warrant liability.  Decrease in beneficial conversion features liability was $26,000 during the six months ended March 31, 2009, a decrease of $529,929 or approximately 95%, as compared to $555,929 for the six months ended March 31, 2008. The reduction of decrease in beneficial conversion features liability was due to the amortization expiration of the expected term of the beneficial conversion features of our convertible debt. During the six months ended March 31, 2009 the Company recorded a loss on settlement of debt of $16,184 related to the conversion of notes payable and accrued interest into Common Stock. During the three months ended March 31, 2008 the Company recorded a loss on lease termination for $129,166 related to the termination of lease. During the six months ended March 31, 2008 the Company recorded a write-off of beneficial conversion feature and discount of $380,440 related to the advisory board compensation.  There were no comparable expenses recorded during the six months ended March 31, 2009.

As a result of these items, net income for the six months ended March 31, 2009 was $149,324, a decrease of $1,748,666 or approximately 109% over the net loss of $1,599,342 for the six months ended March 31, 2008.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $25,613 at March 31, 2009. The Company’s source of liquidity has been the sale of its securities and deposits received from orders for two water treatment systems. The Company expects to receive additional orders for water treatment systems but if it does not receive additional orders or if these orders do not satisfy its capital needs, the Company expects to sell its securities or obtain loans to meet its capital requirements.  On May 13, 2009, the Company entered into a letter of understanding regarding the issuance of a total of $300,000 in principal amount of notes payable of which notes having a principal value of $35,000 will mature on May 22, 2009 and notes having a principal value of $265,000 will mature on August 21, 2009. The notes will include a provision that will permit the holders, upon the occurrence of a default, to convert the outstanding principal and unpaid accrued interest into shares of Common Stock at $0.10 per share.  The securities being offered will not be or have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There can be no assurance that sales of the Company’s securities or the sale of its water treatment systems, if such sales occur, will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. As of March 31, 2009, a total of $2,476,389 in principal and accrued interest related to certain promissory notes issued by the Company was due.  The Company has not yet paid the notes and no demand for payment has been made.

Operating Activities

During the six months ended March 31, 2009, the Company used $1,194,429 of cash in operating activities.  Non-cash adjustments included $15,104 for depreciation, $27,094 for amortization of warrant and beneficial conversion feature, and $16,184 for loss on settlement of debt. Cash provided by operating activities included $12,230 in other current assets, $4,600 in other assets, $92,508 in accounts payable, $189,486 in accrued liabilities, and $200,000 in customer deposits. Cash used in operating activities included $608,565 for inventory, $1,631,387 for warrant liability, and $26,000 for beneficial conversion feature liability. Stock based compensation to nonemployees was $248,752.

During the six months ended March 31, 2008, the Company used $896,996 of cash in operating activities. Non-cash adjustments included $16,314 for depreciation, $833,775 for amortization of warrant and beneficial conversion feature, $129,166 for loss on termination of lease, $380,440 for write-off of beneficial conversion features, and $138,375 for accrual of liquidating damages. Cash provided by operating activities included $345,724 in accounts payable, and $174,508 in accrued liabilities. Cash used in operating activities included $33,650 for other current assets, $4,927,906 for warrant liability, and $555,929 for beneficial conversion features liability. Stock based compensation to employees was $1,791,360 and stock based compensation to nonemployees was $3,171,049.

Investing Activities

During the six months ended March 31, 2009, the Company acquired $5,546 of property and equipment. During the six months ended March 31, 2008, the Company acquired $29,164 of property and equipment.

Financing Activities

During the six months ended March 31, 2009, the Company received $5,000 for the purchase of common stock.

During the six months ended March 31, 2008 the Company used $656,404 in financing activities. Cash provided from financing activities for the six months ended March31, 2008 consisted proceeds of $425,000 from the issuance of 10% subordinated notes payable and $283,000 for the purchase of Common Stock. Cash used in financing activities for the six months ended March 31, 2008 included a payment of $5,000 toward a note payable, payments of $27,336 toward notes payable under an equity line of credit, and payments totaling $19,260 to officers for loans made to us.

On March 31, 2009, the Company had cash and cash equivalents of $25,613. The sole source of liquidity has been borrowings from affiliates and the sales of our securities. While the Company has a commitment for $300,000 in financing through the sale of promissory notes, this amount is not likely to be adequate to finance the Company’s operations through the end of its fiscal year.  Furthermore, there is no certainty that the Company will be able to generate revenues from operations during the fiscal year. As of March 31, 2009, the Company had an accumulated deficit of $21,869,332. We expect that our future operating results will continue to be subject to many of the problems, expenses, delays and risks, which we often cannot control, inherent in the establishment of a developmental business enterprise.

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

Going Concern Opinion

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2009, the Company has incurred cumulative losses of $21,869,332 including net income for the six months ended March 31, 2009 of $149,324. As the Company has limited cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate financing to pay for its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to undertake additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements, which may significantly reduce the amount of cash the Company will have for its operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

(b) Changes in internal control over financial reporting

 During the quarter covered by this report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II, Item 1.  Legal Proceedings.

Not applicable.

Part II, Item 1A.  Risk Factors.

As a smaller reporting company we are not required to provide this information.

Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 19, 2009, the Company issued 166,666 shares of common stock in exchange for $25,000 in principal owed to holders of our convertible notes. We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as the notes were exchanged by us with our existing security holders exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

On February 17, 2009, the Company issued 200,000 shares of common stock in exchange for $30,000 in principal owed to holders of our convertible notes. We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as the notes were exchanged by us with our existing security holders exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

On February 24, 2009, the Company issued 1,000,000 shares of common stock in exchange for $150,000 in principal owed to holders of our convertible notes. We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as the notes were exchanged by us with our existing security holders exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

On March 25, 2009, the Company issued 2,129,600 shares of common stock in exchange for $18,000 in principal and $3,301 in accrued interest owed to holders of our convertible notes. We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as the notes were exchanged by us with our existing security holders exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

On March 30, 2009, the Company issued 2,123,025 shares of common stock in exchange for $5,000 cash, $7,000 in principal, $1,816 in accrued interest, $75,000 of liquidated damages, and $28,400 of late fees owed to holders of our convertible notes. We relied on section 3(9) of the Securities Act of 1933 to issue the common stock for principal, interest, liquidated damages and late fees inasmuch as the notes were exchanged by us with our existing security holders exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.  We relied on section 4(2) of the Securities Act of 1933 to issue the common stock in exchange for cash, as the common stock was issued without any form of general solicitation or general advertising and the acquirers were accredited investors.

On March 30, 2009, we issued options to three individuals to purchase a total of 3,833,650 shares of our Common Stock at $0.15 per share.  The options expire five years from the date of grant.  We relied on section 4(2) of the Securities Act of 1933 to issue the options , as the options were issued without any form of general solicitation or general advertising and the each of the acquirers occupied an insider status relative to us that afforded him effective access to the information registration would otherwise provide.

Part II, Item 3.  Defaults upon Senior Securities.

Between October 2006 and February 2007 we issued Secured Convertible Promissory Notes in the aggregate principal amount of $750,000.  These notes were due to be paid on the earlier of the first anniversary of the date of issuance, an Event of Default (as defined in the note) or on the closing of any equity financing in which we received gross proceeds of at least $2.5 million.  Payment of these notes became due on the first anniversary of the date of issuance.  We have not paid the notes and, as of May 15, 2009, we owed a total of $523,333 in principal and $108,932 in accrued interest.

On June 6, 2007 we issued Convertible Promissory Notes in the aggregate principal amount of $86,000.  These notes became due and payable upon the earlier of (i) the occurrence of an Event of Default or (ii) the Maturity Date unless, prior to such time, the notes were converted into shares of our common stock.  “Maturity Date” is defined in these notes as a business day that is not sooner than December 31, 2008, as the holder of the note may specify in written notice delivered to us not less than 30 days prior to such specified date.  No holder has given us written notice of a Maturity Date, however, we have determined that an Event of Default may have occurred under the provisions of the notes defining an Event of Default.  As of May 15, 2009 we owed a total of $8,000 in principal and $3,261 in accrued interest.

On July 17, 2007 we issued Subordinated Notes Payable in the aggregate principal amount of $1,025,000.  We were required to pay the principal and accrued interest monthly in cash or in shares of our common stock.  We have not paid these notes in accordance with their terms and, as of May 15, 2009, we owed a total of $250,000 in principal and $37,776 in accrued interest.

In January 2008 we completed an offering of $425,000 in principal amount of Subordinated Debentures to a group of institutional and accredited investors.  The Subordinated Debentures bear interest at the rate of 10% per annum, principal and interest were due to be paid monthly and they matured on December 31, 2008.  We did not repay the Subordinated Debentures in accordance with their terms and, as of May 15, 2009, we owed a total of $425,000 in principal and $58,658 in accrued interest.

Part II, Item 4.  Submission of Matters to a Vote of Security Holders.

During the quarter ended March 31, 2009, no matters were submitted to a vote of security holders.

Part II, Item 5.  Other Information.

On March 30, 2009, we issued 3,833,650 options to purchase Common Stock at $0.15 per share to 2 executive officers and an employee, all of whom were related to each other. The options expire five years from the date of grant. The options were determined to have a fair value of $232,483 using the Black Sholes valuation model. Rodney Anderson, our interim Chief Executive Officer, received 1,380,114 options to purchase our Common Stock, Joe Anderson, an employee and Mr. Anderson’s son, received 1,495,124 options to purchase our Common Stock, and Robert Hasson, our interim Chief Financial Officer, received 958,412 options to purchase our Common Stock.

Part II, Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

10.1	Option agreement issued to Rodney Anderson on March 30, 2009*

10.2	Option agreement issued to Joe Anderson on March 30, 2009*

10.3	Option agreement issued to Robert Hasson on March 30, 2009*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.
(1) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2003 as file number 002-95626-D.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 20, 2009
SIONIX CORPORATION

	By:	/s/ Rodney Anderson
Rodney Anderson, Interim Chief Executive Officer

	By:	/s/ Robert Hasson
Robert Hasson, Interim Chief Financial Officer