Form 10-Q
period 2009-06-30
SIONIX CORP
filed 2009-08-19
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 19, 2009 the number of shares of the registrant’s classes of common stock outstanding was 145,859,105.

Table of Contents

Part I - Financial Information	3

Item 1. Financial Statements	3

Balance Sheets as of June 30, 2009 (Unaudited) and September 30, 2008	3

Statements of Operations (Unaudited) for the three and nine months ended June 30, 2009 and June 30, 2008 and from inception (October 3, 1994) to June 30, 2009	4

Statement of Stockholders Equity (Deficit) (Unaudited) from Inception (October 3, 1994) to June 30, 2009	5

Statements of Cash Flows (Unaudited) for the three and nine months ended June 30, 2009 and June 30, 2008 and from inception (October 3, 1994) to June 30, 2009	8

Notes to unaudited financial statements	9

Forward-Looking Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4T. Controls and Procedures	36

Part II – Other Information	36

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	38

Signatures	39

These financials have not been reviewed by our auditors.As soon as they have been reviewed by our auditor we will file an amended 10Q.

Part I, Item 1.  Financial Statements.

Sionix Corporation
Balance Sheets

	June 30,
	2009	September 30,
	(Unaudited)	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,582	$1,220,588
Inventory	833,594
Other current assets	28,665	46,395
TOTAL CURRENT ASSETS	870,841	1,266,983

PROPERTY AND EQUIPMENT, net	152,661	87,101

DEPOSITS	28,495	33,095
TOTAL ASSETS	$1,051,997	$1,387,179

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$317,158	$259,355
Accrued expenses	2,739,329	2,629,470
Customer deposits	1,620,000	1,260,000
Liquidated damages liability	78,750	153,750
Notes payable to related parties	107,000	114,000
Short-term promissory notes payable	240,000	-
Convertible notes, net	1,761,333	2,041,443
10% subordinated debentures, net	482,492	400,796
Warrant and option liability	5,875,700	3,446,823
Beneficial conversion feature	-	26,000
TOTAL CURRENT LIABILITIES	13,221,762	10,331,637

STOCKHOLDERS' DEFICIT
Common Stock (150,000,000 shares authorized; 144,459,105 shares issued and outstanding at June 30, 2009; 136,684,616 shares issued and outstanding at September 30, 2008; 481,900 subject to cancellation)	143,976	134,274
Additional paid-in capital	13,514,364	12,688,495
Shares to be issued	400	126,429
Deficit accumulated during development stage	(25,828,505)	(21,893,656)
TOTAL STOCKHOLDERS' DEFICIT	(12,169,765)	(8,944,458)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,051,997	$1,387,179

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
Statements of Operations (Unaudited)

	For the three months		For the nine months		Cummulative from
	ended June 30,		ended June 30,		Inception
	2009	2008	2009	2008	(October 3, 1994)

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	179,311	634,702	1,144,202	6,755,429	21,919,482
Research and development	182,980	280,972	567,790	846,904	3,604,663
Depreciation and amortization	12,559	8,157	37,404	24,472	594,779
Total operating expenses	374,850	923,831	1,749,396	7,626,805	26,118,924
Loss from Operations	(374,850)	(923,831)	(1,749,396)	(7,626,805)	(26,118,924)

Other income (expense)
Interest income	2	1,564	3,870	2,843	70,244
Interest expense	(63,423)	(313,696)	(221,947)	(977,912)	(2,901,505)
Decrease (increase) in warrant liability	(3,623,669)	(2,210,711)	(1,992,282)	2,702,841	3,225,958
Decrease (increase) in beneficial conversion features liability		659,811	26,000	1,215,740	1,426,767
Impairment of intangibles					(1,267,278)
Inventory obsolesence					(365,078)
Legal settlement					344,949
Gain (loss) on settlement of debt	19,800		3,616		(351,795)
Loss on lease termination				(125,015)	(129,166)
Write-off of property and equipment					(125,015)
Write-off of beneficial conversion feature and discount					380,440
Miscellaneous	92	4,151	90		90
Total Other Income (Expense)	(3,667,198)	(1,858,881)	(2,180,653)	2,818,497	308,611
Loss before income taxes	(4,042,048)	(2,782,712)	(3,930,049)	(4,808,308)	(25,810,313)
Income Taxes	4,800		4,800	900	18,192
Net Income (Loss)	$(4,046,848)	$(2,782,712)	$(3,934,849)	$(4,809,208)	$(25,828,505)

Basic income (loss) per share	$(0.03)	$(0.02)	$(0.03)	$(0.04)
Dilutive income (loss) per share	$(0.03)	$(0.02)	$(0.03)	$(0.04)

Basic wighted average nubmer of shares of Common Stock outstanding	142,281,820	113,816,474	138,329,293	113,816,474
Dilutive wighted average nubmer of shares of Common Stock outstanding	142,281,820	113,816,474	138,329,293	113,816,474

The accompanying notes form an integral part of these unaudited financial statements.

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 3, 1994) TO JUNE 30, 2009
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
FOR THE PERIOD FROM INCEPTION (OCTOBER 3, 1994) TO JUNE 30, 2009
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

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
FOR THE PERIOD FROM INCEPTION (OCTOBER 3, 1994) TO MARCH 31, 2009
(UNAUDITED)

								Deficit	Total
	Common Stock		Additional	Stock	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Receivable	Cancelled	Fees	Inception	(Deficit)

Balance at September 30, 2004, Restated	102,042,286	102,042	13,294,405	43,900	-	-	(13,075)	(14,080,615)	(653,343)
Amortization of consulting fees							13,075		13,075
Net loss for the year ended September 30, 2005								(722,676)	(722,676)
Balance at September 30, 2005	102,042,286	102,042	13,294,405	43,900	-	-	-	(14,803,291)	(1,362,944)
Net loss for the year ended September 30, 2006								(1,049,319)	(1,049,319)
Balance at September 30, 2006	102,042,286	102,042	13,294,405	43,900	-	-	-	(15,852,610)	(2,412,263)
Shares issued for services	4,592,915	4,593	80,336						84,929
Reclassification of 2001 Executive Option Plan as of July 17, 2007			(2,271,879)						(2,271,879)
Reclassification of beneficial conversion features liability related to advisory board compensation as of July 17, 2007			(269,851)						(269,851)
Reclassification of warrants related to 2004 stock purchase agreement as of July 17, 2007			(70,029)						(70,029)
Net loss for the year ended September 30, 2007								(2,168,226)	(2,168,226)
Balance at September 30, 2007	106,635,201	106,635	10,762,982	43,900	-	-	-	(18,020,836)	(7,107,319)
Shares issued for services	1,539,750	1,540	254,330						255,870
Shares to be issued for services				126,029					126,029
Shares converted from debt	17,149,359	17,149	886,633						903,782
Shares issued for cash	8,950,003	8,950	784,550	(43,500)					750,000
Net loss for the year ended September 30, 2008								(3,872,820)	(3,872,820)
Balance at September 30, 2008	134,274,313	134,274	12,688,495	126,429	-	-	-	(21,893,656)	(8,944,458)
Shares issued for services	1,200,139	1,200	225,029	(126,029)					100,200
Shares converted from debt	7,669,419	7,669	476,673						484,342
Shares issued for property and equipment	833,333	833	124,167						125,000
Net income for the nine months ended June 30, 2009								(3,934,849)	(3,934,849)
Balance at June 30, 2009	143,977,204	$143,976	$13,514,364	$400	$-	$-	$-	$(25,828,505)	$(12,169,765)

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
A Development Stage Company
Statement of Cash Flows (Unaudited)

			Cummulative
			from
	For the Nine Months		Inception
	Ended June 30,		(October 3, 1994) to
	2009	2008	June 30,2009

Operating activities:
Net income (loss)	$(3,934,849)	$(4,809,208)	$(25,828,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37,404	24,472	681,696
Amortization of beneficial conversion features discount and warrant discount	2,890	1,073,445	2,050,229
Stock based compensation expense - employee	187,844		3,866,746
Stock based compensation expense - consultant	238,244	5,799,646	6,888,835
Impairment of assets			514,755
Write-down of obsolete assets			38,862
Impairment of intangible assets			1,117,601
Loss on settlement of debt	(19,800)		364,777
Loss on lease termination		126,111	129,166
Write-off of beneficial conversion features			(576,000)
Stock issued for services and rent			114,850
Accrual of liquidating damages		138,375	153,750
Other	27,582		(771,462)
(Increase) decrease in assets:
Inventory	(833,594)		(833,594)
Other current assets	17,730	(77,269)	(28,665)
Other assets	4,600		(128,495)
Increase (decrease) in liabilities:
Accounts payable	197,604	409,406	613,123
Accrued expenses	288,074	(139,840)	2,933,286
Customer deposits	360,000	900,000	1,620,000
Warrant liability	2,000,811	(2,702,841)	(3,217,429)
Beneficial conversion feature liability	(26,000)	(1,215,741)	(1,426,768)
Net cash used in operating activities	(1,451,460)	(473,444)	(11,723,242)

Investing activities:
Acquisition of property and equipment	(5,546)	(26,111)	(473,553)
Acquisition of patents			(158,212)
Net cash used in investing activities	(5,546)	(26,111)	(631,765)

Financing activities:
Payment on notes payable to officer		(19,260)	(218,502)
Proceeds from notes payable, related party			442,433
Payments on notes payable to related party		(5,000)	428,664
Receipt from (payments to) equity line of credit		(27,336)
Receipt of proceeds from short term notes	240,000		240,000
Proceeds from convertible notes payable			2,861,000
Proceeds from 10% subordinted notes payable		425,000	425,000
Issuance of common stock	5,000	330,000	8,184,594
Receipt of cash for stock to be issued		420,000	400
Net cash provided by (used in) financing activities	245,000	1,123,404	12,363,589

Net increase (decrease) in cash and cash equivalents	(1,212,006)	623,849	8,582

Cash and cash equivalents balances:
Beginning of period	1,220,588	372,511
End of month	$8,582	$996,360	$8,582

Cash and cash equivalents paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes form an integral part of these unaudited financial statements.

Sionix Corporation
June 30, 2009
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

Note 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent cash and short-term highly liquid investments with original maturities of three months or less.

INVENTORY

Inventory is stated at the lower of cost, using the first in, first out method, or market. Management compares the cost of inventories with the market value, and an allowance is made for writing down the inventories to their market value, if lower.  As of June 30, 2009, the Company believes that no reserve is required. Inventory at June 30, 2009 was $831,175 and consisted of work in process.

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

WARRANTS AND OPTIONS

The Company applied Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities”, Statement of Financial Accounting Standards (SFAS) 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and Emerging Issue Task Force (EITF) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, to all warrants and options issued.

On the grant date, the Company applied SFAS 133, paragraph 6 to determine if warrants and options issued were within the scope and definition of a derivative. All warrants and options had one or more underlings, one or more notional amounts, required no initial investment, and required or permitted net settlement. Therefore, they were determined to be derivatives. In order to determine how to classify the warrants and options, the Company followed the guidance of paragraphs 7 and 8 of EITF 00-19. In order to determine the value of the warrants and options, the Company applied EITF 00-19, paragraph 9, which states that contracts that require the company to deliver shares as part of a physical settlement or net-share settlement should be initially measured at fair value.

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities. The Company analyzed the warrants and options as of June 30, 2009 by following the guidance of SFAS 133, paragraph 6 to ascertain if the warrants and options issued remained derivatives as of June 30, 2009. All of the criteria in the original analysis were met, and the warrants and options issued were determined to be within the scope and definition of a derivative. The Company next followed the guidance of EITF 00-19, paragraph 19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability.

BENEFICIAL CONVERSION FEATURES

The Company applied Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities”, Statement of Financial Accounting Standards (SFAS) 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and Emerging Issue Task Force (EITF) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, to beneficial conversion features of convertible notes payable.

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

The Company followed the guidance of SFAS 133, paragraph 6, to ascertain if the embedded beneficial conversion features remained derivatives as of June 30, 2009. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were determined to be within the scope and definition of a derivative. The Company followed the guidance of SFAS 133, paragraph 12, to determine if the embedded beneficial conversion features should be separated from the convertible notes. All of the criteria in the original analysis were met, and the embedded beneficial conversion features were separated from the convertible notes. In order to determine the classification of the embedded conversion features, the Company applied paragraph 19 of EITF 00-19, which states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability. In order to determine the value of the embedded conversion features, the Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

REVENUE RECOGNITION

The Company applies Securities Exchange Commission Staff Accounting Bulletin No. 104 for the recognition of revenues. The Company does not recognize revenue unless: (i) there is persuasive evidence of an arrangement; (ii) title and risk of loss has passed to the customer, delivery has occurred or the services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collection of the related receivable is reasonably assured. In general, the Company plans to require a deposit from a customer before a unit is fabricated and shipped.  It is the Company's policy to require an arrangement with its customers, either in the form of a written contract or purchase order containing all of the terms and conditions governing the arrangement, prior to the recognition of revenue. Title and risk of loss will generally pass to the customer at the time of delivery of the product to a common carrier. At the time of the transaction, the Company will assess whether the sales price is fixed or determinable and whether or not collection is reasonably assured. If the sales price is not deemed to be fixed or determinable, revenue will be recognized as the amounts become due from the customer. The Company does not plan to offer a right of return on its products and the products will generally not be subject to customer acceptance rights. The Company plans to assess collectability based on a number of factors, including past transaction and collection history with a customer and the creditworthiness of the customer. The Company plans to perform ongoing credit evaluations of its customers' financial condition. If the Company determines that collectability of the sales price is not reasonably assured, revenue recognition will be deferred until such time as collection becomes reasonably assured, which is generally upon receipt of payment from the customer.

The Company plans to provide support services to customers primarily through service contracts, and it will recognize support services revenue ratably over the term of the service contract or as services are rendered.

ADVERTISING

The cost of advertising is expensed as incurred, and included in general and administrative expenses. There were no advertising costs for the three or nine months ended June 30, 2009. Total advertising costs were $945 and $3,385 for the three and nine months ended June 30, 2008, respectively.

RESEARCH AND DEVELOPEMENT

The cost of research and development is expensed as incurred. Total research and development costs were $182,980 and $567,790 for the three and nine months ended June 30, 2009, respectively. Total research and development costs were $280,972 and $846,904 for the three and nine months ended June 30, 2008.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,
	2009			2008
	Net		Per	Net		Per
	Loss	Shares	Share	Loss	Shares	Share
Basic Earnings Per Share
Net Loss Available to Stockholders	$(4,046,011)	142,281,820	$(0.03)	$(2,782,712)	113,816,474	$(0.02)
Effect of Dilutive Securities		-	-	-	-	-

Diluted Earnings Per Share	$(4,046,011)	142,281,820	$(0.03)	$(2,782,712)	113,816,474	$(0.02)

	For the Nine Months Ended June 30,
	2009			2008
	Net		Per	Net		Per
	Loss	Shares	Share	Loss	Shares	Share
Basic Earnings Per Share
Net Loss Available to Stockholders	$(4,809,208)	138,328,293	$(0.03)	$(4,809,208)	113,816,474	$(0.04)
Effect of Dilutive Securities			-	-	-	-

Diluted Earnings Per Share	$(4,809,208)	138,328,293	$(0.03)	$(4,809,208)	113,816,474	$(0.04)

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

CONCENTRATION OF CREDIT RISK

During the nine months ended June 30, 2008 the Company had deposits in financial institutions over the federally insured limits of $100,000. The Company does not believe there is any credit risk related to these deposits due to the financial condition of the financial institution.

RELATED PARTY TRANSACTION

On October 14, 2008, the Company entered into an agreement to purchase machinery and equipment with a fair value of $125,000 from RJ Metal, Co. As compensation, the Company issued 833,333 shares of Common Stock with a fair value of $108,333 to the shareholders of RJ Metal, Co. The purchase qualified as a related party transaction because the Company’s Chief Executive Officer and director, is also a director, officer and significant stockholder of RJ Metal, Co.

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

RECLASSIFICATIONS

Certain items in the prior financial statements have been reclassified to conform to the current period’s presentation. Due from officer of $92,500 from the balance sheet as of September 30, 2008 has been reclassified in the accrued expenses. This reclassification has no effect on the previously reported net loss.

Note 3  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30,
	2009	September 30,
	(Unaudited)	2008
Machinery and equipment	$369,391	$266,425
Furniture and fixtures	41,176	41,176
Leasehold improvement	1,695	1,695
TOTAL PROPERTY AND EQUIPMENT	412,262	309,296
Less accumulated depreciation	(259,601)	(222,195)

NET PROPERTY AND EQUIPMENT	$152,661	$87,101

Depreciation expenses for the three and nine months ended June 30, 2009 were $12,559 and $37,404, respectively. Depreciation expenses for the three and nine months ended June 30, 2008 were $8,157 and $24,472, respectively

Note 4  ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 30,
	2009	September 30,
	(Unaudited)	2008

Accrued salaries	$1,486,880	$1,400,944
Advisory board compensation	576,000	576,000
Auto allowance accruals	104,785	94,408
Interest payable	339,618	272,016
Other accruals	232,046	286,102

TOTAL ACCRUED EXPENSES	$2,739,329	$2,629,470

Note 5  CUSTOMER DEPOSITS

In May 2008, the Company received an order for a water filtration system, which required a deposit. The Company has not recognized the revenue related to the water filtration system. As of June 30, 2009 and September 30, 2008 customer deposits were $1,620,000 and $1,260,000, respectively.

Note 6  NOTES PAYABLE – RELATED PARTIES

The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes bear interest at rates up to 13% and are due on demand. As of June 30, 2009 and September 30, 2008, notes payable amounted to $107,000 and $114,000. Accrued interest on the notes amounted to $81,494 and $74,482 at June 30, 2009 and September 30, 2008, respectively, and is included in accrued expenses. Interest expenses on these notes for the three and nine months ended June 30, 2009 were $2,954 and $8,827, respectively. Interest expenses on these notes for the three and nine months ended June 30, 2008 were $3,204 and $9,647, respectively.

Note 7  SHORT-TERM PROMISSORY NOTES

From June 5 to June 26, 2009, the Company borrowed a total of $240,000 in principal amount from Steel Pier Capital Advisors and Steel Pier Capital Fund, LP.  The loans are evidenced by four promissory notes (the “Notes”) with principal amounts ranging from $40,000 to $75,000. As consideration for the loans, the Company issued a total of 500,000 shares of common stock to Steel Pier Capital Fund, LP. The Notes accrue interest at the rate of 10% per annum until the principal amount and all accrued interest is repaid.  There is no prepayment penalty associated with the Notes.

The Notes mature upon the earlier of: (i) two business days after the receipt of funds from Mourant Cayman Corporate Services LTD or any other financing or investment source to the Company; (ii) two business days after receiving funds from Innovative Water Equipment, Inc.; or (iii) July 7, 2009.

Upon an event of default, the holder of a Note may accelerate the Note and declare all amounts due under the Note to be due and payable.  An event of default is defined as (i) any failure to pay any amount of principal or interest when due; (ii) commencement of a voluntary bankruptcy proceeding, consent to relief in any involuntary bankruptcy proceeding, consent to the appointment of a receiver or similar official, or making a general assignment for the benefit of its creditors; or (iii) entrance into an order or decree under bankruptcy law that (a) is for relief in any involuntary case or proceeding, (b) appoints a custodian for any substantial assets or property, or (c) orders the winding up or liquidation of the Company.

Note 8  CONVERTIBLE NOTES

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

As of June 30, 2009, the outstanding principal amount of the convertible notes was $511,333 and there was no unamortized embedded beneficial conversion feature discount. As of August 27, 2008, the convertible notes had matured and the outstanding principal amount of $533,333 and accrued interest of $86,981 were due. Since the convertible notes matured, $47,639 of principal has been converted into 1,190,972 shares of Common Stock and the Company has not repaid the remaining outstanding amount of the convertible notes.

As of September 30, 2008, the outstanding principal amount of the convertible notes was $533,333 and there was no unamortized embedded beneficial conversion feature discount.

For the three and nine months ended June 30, 2009, interest expense was $13,090 and $39,728, respectively, which was included in the other income (expense) section of the statement of income (operations).

For the three and nine months ended June 30, 2008, interest expense was $17,259 and $55,593, respectively, and amortization expense for the embedded beneficial conversion feature discount was $35,000 and $285,000, respectively, which was included in interest expense in the other income (expense) section of the statement of income (operations).

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

As of June 30, 2009, there was no outstanding principal of the convertible notes and there was no unamortized embedded beneficial conversion feature discount. As of December 31, 2008, the convertible notes had matured and the outstanding principal amount of $26,000 and accrued interest of $4,153 were due. Since the convertible notes matured, $26,000 of principal has been converted into 2,600,000 shares of Common Stock.

As of September 30, 2008, the outstanding principal amount of the convertible notes was $26,000 and unamortized embedded beneficial conversion feature discount was $2,890.

For the three and nine months ended June 30, 2009, interest expense was $160 and $1,445, and amortization expense for the embedded beneficial conversion feature discount was $2,890, which was included in interest expense in the other income (expense) section of the statement of income (operations).

For the three and nine months ended June 31, 2008, interest expense was $2,191 and $6,526, respectively, and amortization expense for the embedded beneficial conversion feature discount was $16,556 and $43,000, which was included in interest expense in the other income (expense) section of the statement of income (operations).

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

As of June 30, 2009, the outstanding principal amount of the convertible notes was $250,000, there was no unamortized warrant discount or embedded beneficial conversion feature discount, and the number of outstanding warrants was 2,329,546. As of July 16, 2008, the convertible notes had matured and the outstanding principal amount of $485,000 and accrued interest of $67,417 were due. Since the convertible notes matured, $235,000 of principal has been converted into 1,566,667 shares of Common Stock and the Company has not repaid the remaining outstanding principal amount or accrued interest of the convertible notes.

As of September 30, 2008, the outstanding principal amount of the convertible notes was $485,000, there was no unamortized warrant discount or embedded beneficial conversion feature discount, and the number of outstanding warrants was 2,329,546.

For the three and nine months ended June 30, 2009, interest expense was $4,984 and $21,582, respectively, which was included in the other income (expense) section of the statement of income (operations).

For the three and nine months ended June 30, 2008, interest expense was $16,306 and $59,972, amortization expense for the warrant discount was $84,909 and $298,262, which was included in interest expense in the other income (expense) section of the statement of operations, and amortization expense for the beneficial conversion feature discount was $117,174 and $412,154, which was also included in interest expense in the other income (expense) section of the statement of income (operations).

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

As of June 30, 2009 and September 30, 2008, the principal outstanding totaled $1,000,000.

For the three and nine months ended June 30, 2009, interest expense was $29,918 and $89,754, respectively.

Note 9 10% SUBORDINATED DEBENTURES

In January 2008, the Company completed an offering of $425,000 in principal amount of Subordinated Debentures to a group of institutional and accredited investors.  The Subordinated Debentures matured on December 31, 2008, and bear interest at the rate of 10% per annum. As part of the above offering, the Company issued warrants to purchase 850,000 shares of Common Stock, which expire six years from the date of grant.

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

On May 22, 2009, the Company entered into an amendment, exchange and waiver agreement with each holder of the subordinated debentures. The terms of the agreement included the waiver of any claim for default under Section 3.01(a) under the original debentures, an exchange of the original debenture for a new debenture equal to the outstanding principal and accrued interest through May 22, 2009, and the amendment of the exercise price of all outstanding warrants from $0.40 to $0.175.

As of June 30, 2009, the principal outstanding totaled $482,493, and there was no unamortized warrant discount.

As of September 30, 2008, the principal outstanding totaled $425,000, and unamortized warrant discount was $24,204.

For the three and nine months ended March 31, 2009, interest expense was $11,170 and $24,204, respectively.

For the three and nine months ended June 30, 2008, interest expense was $5,856 and $14,795, respectively, and amortization expense for the warrant discount was $24,204 and $48,408, respectively, which was included in interest expense in the other income (expense) section of the statement of operations.

Note 10 WARRANT LIABILITY

2001 Executive Officers Stock Option Plan

In October 2000, the Company amended its employment agreements with its executive officers. In conjunction with the amendments the Company adopted the 2001 Executive Officers Stock Option Plan. The plan has reserved 7,576,680 shares of Common Stock and has issued options for the purchase of 7,034,140.

The fair value of the options was $789,912 as of June 30, 2009, calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and an expected term of 1.75 years.

The fair value of the options was $484,440 as of September 30, 2008, calculated using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 2.5 years.

For the three and nine months ended June 30, 2009, the increase in the fair value of the options was recorded by increasing warrant liability on the balance sheet by $538,876 and $305,472, respectively.

For the three and nine months ended June 30, 2008, the increase (decrease) in the fair value of the options was recorded by increasing (decreasing) warrant liability on the balance sheet by $385,316 and $(1,084,484), respectively.

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

The fair value of the warrants was determined to be $267,636 ($213,924 attributable to the holders of the Convertible Notes 3 and $53,712 attributable to the placement fee) as of June 30, 2009, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and an expected term of 2.92 to 3.00 years.

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

For the three and nine months ended June 30, 2009, the increase in the fair value of the warrants was recorded by increasing warrant liability on the balance sheet by $171,224 ($134,532 attributable to the holders of the Convertible Notes 3 and $36,692 attributable to the placement fee) and $113,847 $88,484 attributable to the holders of the Convertible Notes 3 and $25,363 attributable to the placement fee), respectively.

For the three and nine months ended June 30, 2008, the increase (decrease) in the fair value of the warrants was recorded by decreasing warrant liability on the balance sheet by $102,540 ($80,436 and attributable to the holders of the Convertible Notes 3 and $22,104 attributable to the placement fee) and $(261,242) ($(188,034) and attributable to the holders of the Convertible Notes 3 and $(73,408) attributable to the placement fee), respectively.

Warrant Issued to Legal Counsel

On October 25, 2007, the Company entered into an agreement with its legal counsel to issue 150,000 shares of Common Stock and a five year warrant to purchase up to 150,000 shares of Common Stock at an exercise price of $0.25 per share for services.

The fair value of the warrant was $32,394 at the date of issuance and was calculated using the Black Sholes valuation model with the following assumptions: risk free interest rate of 3.93%, volatility of 116.99%, dividend yield of 0% and expected term of 5 years.

The fair value of the warrant was determined to be $18,797 as of June 30, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and an expected term of 3.25 years.

For the three and nine months ended June 30, 2009, the increase in the fair value of the warrant was recorded by increasing warrant liability on the balance sheet by $12,444 and $8,288, respectively.

For the three and nine months ended June 30, 2008, the increase (decrease) in the fair value of the warrant was recorded by increasing (decreasing) warrant liability on the balance sheet by $7,765 and $(15,312), respectively.

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

The fair value of the warrants was determined to be $1,103,629 as of June 30, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and an expected term of 3.42 years.

The fair value of the warrants was determined to be $620,453 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.17 years.

For the three and nine months ended June 30, 2009, the increase in the fair value of the warrants was recorded by increasing warrant liability on the balance sheet by $725,493 and $483,176, respectively.

For the three and nine months ended June 30, 2008, the increase (decrease) in the fair value of the warrants was recorded by increasing (decreasing) warrant liability on the balance sheet by $452,395 and $(555,636), respectively.

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

The fair value of the option was determined to be $127,735 as of June 30, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and an expected term of 3.42 years.

The fair value of the option was determined to be $71,812 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.17 years.

For the three and nine months ended June 30, 2009, the increase in the fair value of the option was recorded by increasing warrant liability on the balance sheet by $83,969 and $55,923, respectively.

For the three and nine months ended June 30, 2008, the increase (decrease) in the fair value of the option was recorded by increasing (decreasing) warrant liability on the balance sheet by $52,361 and $(55,540), respectively.

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

The fair value of the option was determined to be $127,735 as of June 30, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and an expected term of 3.42 years.

The fair value of the option was determined to be $71,812 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.17 years.

For the three and nine months ended June 30, 2009, the increase in the fair value of the option was recorded by increasing warrant liability on the balance sheet by $83,969 and $55,923, respectively.

For the three and nine months ended June 30, 2008, the increase (decrease) in the fair value of the option was recorded by increasing (decreasing) warrant liability on the balance sheet by $52,361 and $(55,540), respectively.

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

The fair value of the option was determined to be $374,713 as of June 30, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and an expected term of 3.42 years.

The fair value of the option was determined to be $613,223 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.17 years.

For the three and six months ended March 31, 2009, the increase (decrease) in the fair value of the option was recorded by increasing (decreasing) warrant liability on the balance sheet by $246,326 and $(238,509), respectively.

For the three and nine months ended June 30, 2008, the increase (decrease) in the fair value of the option was recorded by increasing (decreasing) warrant liability on the balance sheet by $447,123 and $(457,931), respectively.

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

The fair value of the warrant was determined to be $1,090,768 as of June 30, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and an expected term of 3.42 years.

The fair value of the warrant was determined to be $613,223 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.17 years.

For the three and nine months ended June 30, 2009, the increase in the fair value of the warrants was recorded by increasing warrant liability on the balance sheet by $717,038 and $477,545, respectively.

For the three and nine months ended June 30, 2008, the increase (decrease) in the fair value of the warrants was recorded by increasing (decreasing) warrant liability on the balance sheet by $477,123 and $(457,931), respectively.

Warrants Related to 10% Subordinated Debentures

In January 2008, the Company completed an offering of $425,000 in principal amount of Subordinated Debentures to a group of institutional and accredited investors. As part of the above offering, the Company issued warrants to purchase 850,000 shares of Common Stock at an exercise price of $0.40 per share.

The fair value of the warrants was determined to be $96,814 at the date of issuance, which was calculated using the Black-Sholes valuation model, using the following assumptions: risk free rate of return of 2.64% to 3.26%, volatility ranging from 97.08% to 98.27%, dividend yield of 0% and expected life of six years.

On May 22, 2009, the Company entered into an amendment, exchange and waiver agreement with the holders of the warrants. Terms of the agreement included an amendment of the exercise price to $0.175 per share.

The fair value of the warrants was determined to be $96,395 as of June 30, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and an expected term of 4.58 years.

The fair value of the warrants was determined to be $52,609 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 5.33 years.

For the three and nine months ended June 30, 2009, the increase in the fair value of the warrants was recorded by increasing warrant liability on the balance sheet by $60,335 and $43,786, respectively.

For the three and nine months ended June 30, 2008, the increase (decrease) in the fair value of the warrants was recorded by increasing (decreasing) warrant liability on the balance sheet by $31,050 and $(20,379), respectively.

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

The fair value of the warrants was determined to be $536,066 as of June 30, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and an expected term of 1.67 to 1.83 years.

For the three and nine months ended June 30, 2009, the increase in the fair value of the warrants was recorded by increasing (decreasing) warrant liability on the balance sheet by $187,424 and $67,987, respectively.

For the three and nine months ended June 30, 2008, the increase in the fair value of the warrants was recorded by increasing warrant liability on the balance sheet by $397,095 and $69,887, respectively.

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

The fair value of the warrant was determined to be $60,461 as of June 30, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and an expected term of 4.92 years.

The fair value of the warrant was determined to be $38,802 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 5.75 years.

For the three and nine months ended June 30, 2009, the increase in the fair value of the warrant was recorded by increasing warrant liability on the balance sheet by $36,551 and $21,660, respectively.

For the three and nine months ended June 30, 2008, the decrease in the fair value of the warrant was recorded by decreasing warrant liability on the balance sheet by $316.

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

The fair value of the warrant was determined to be $67,589 as of June 30, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and an expected term of 4.00 years.

The fair value of the warrant was determined to be $38,759 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.75 years.

For the three and nine months ended June 30, 2009, the increase in the fair value of the warrant was recorded by increasing warrant liability on the balance sheet by $43,453 and $28,830, respectively.

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

The fair value of the warrant was determined to be $67,589 as of June 30, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and an expected term of 4.00 years.

The fair value of the warrant was determined to be $38,759 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.75 years.

For the three and nine months ended June 30, 2009, the increase in the fair value of the warrant was recorded by increasing warrant liability on the balance sheet by $43,453 and $28,830, respectively.

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

The fair value of the warrant was determined to be $97,241 as of June 30, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and an expected term of 5.00 years.

The fair value of the warrant was determined to be $62,512 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 5.75 years.

For the three and nine months ended June 30, 2009, the increase in the fair value of the warrant was recorded by increasing warrant liability on the balance sheet by $58,670 and $34,729, respectively.

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

The fair value of the warrant was determined to be $205,571 as of June 30, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and an expected term of 4.17 years.

The fair value of the warrant was determined to be $118,551 as of September 30, 2008, using the Black Sholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and an expected term of 4.83 years.

For the three and nine months ended June 30, 2009, the increase in the fair value of the warrant was recorded by increasing warrant liability on the balance sheet by $131,399 and $87,020, respectively.

Option Issued to Former Chief Executive Officer

On November 11, 2008 the Company’s Board of Directors approved the issuance to the Chief Executive Officer of a five year option to purchase a total of 3,500,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

The fair value of the option was $238,244 at the date of issuance, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.16%; volatility of 89.31%; dividend yield of 0%; and an expected term of 5 years.

The fair value of the option was determined to be $485,854 as of June 30, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and an expected term of 4.33 years.

For the three and nine months ended June 30, 2009, the increase in the fair value of the option was recorded by increasing warrant liability on the balance sheet by $308,836 and $247,610, respectively.

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

The fair value of the vested options was determined to be $128,884 as of June 30, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and an expected term of 4.67 years.

For the three and nine months ended June 30, 2009, the increase in the fair value of the vested options was recorded by increasing warrant liability on the balance sheet by $62,715 and 64,170, respectively.

Option Issued to interim Chief Financial Officer (Robert Hasson)

On March 30, 2009 the Company issued an option to the interim Chief Financial Officer to purchase a total of 958,412 shares of the Company’s common stock at an exercise price of $0.15 per share. The right to purchase 479,206 shares of Common Stock vested on the date of grant and the right to purchase 119,802 shares of Common Stock vests on June 30, September 30, December 31, 2009 and March 31, 2010, respectively.

The fair value of the vested options was $29,060 at the date of issuance, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.58%; volatility of 109.22%; dividend yield of 0%; and an expected term of 5 years.

The fair value of the vested options was determined to be $89,503 as of June 30, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and an expected term of 4.67 years.

For the three and nine months ended June 30, 2009, the increase in the fair value of the vested options was recorded by increasing warrant liability on the balance sheet by $43,552 and $44,562, respectively.

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

The fair value of the vested options was determined to be $139,624 as of June 30, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and an expected term of 4.67 years.

For the three and nine months ended June 30, 2009, the increase in the fair value of the vested options was recorded by increasing warrant liability on the balance sheet by $67,941 and $69,517, respectively.

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

For the nine months ended June 30, 2009, the decrease in the fair value of the embedded beneficial conversion feature was recorded by decreasing beneficial conversion features liability on the balance sheet by $26,000.

For the three and nine months ended June 30, 2008, the decrease in the fair value of the embedded beneficial conversion feature was recorded by decreasing beneficial conversion features liability on the balance sheet by $659,811 and $1,215,740, respectively.

Note 11 STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company has 150,000,000 authorized shares of Common Stock, par value $0.001 per share.  As of June 30, 2009 and September 30, 2008, the Company had 144,459,105 and 134,756,213 shares of Common Stock issued and outstanding, respectively. As of June 30, 2009, there are 481,900 shares of Common Stock subject to cancellation. Subsequent to cancellation, the total issued and outstanding shares of Common Stock would be 143,977,205.

During the nine months ended June 30, 2009 the Company issued 9,702,892 shares of Common Stock for the payment of $290,000 of debt, $20,179 of accrued interest, $77,979 of late fees and penalties and $75,000 of liquidated damages at conversion prices between $0.04 and $0.15. Additionally, the Company issued 833,333 shares of common stock for $125,000 for machinery and equipment from RJ Metal Co. Lastly, the Company issued 1,200,139 shares of Common Stock to legal counsel for services having a value of $1800,014.  The fair value of the Common Stock on the date of issuance was $226,229.

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

STOCK OPTIONS

A summary of the Company’s option activity is listed below:

	Weighted
	Average		Aggregate
	Exercise	Number	Intrinsic
	Price	of Options	Value
Outstanding at October 1, 2008	$0.19	11,967,666	$175,854
Granted	0.20	7,333,650	95,841
Expired	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2009	$0.19	19,301,316	$271,695

Options outstanding as of June 30, 2009:

Weighted
Average
			Remaining	Weighted Average
Exercise	Options	Options	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding Exercisable
$0.15 - $0.25	19,301,316	17,863,696	3.22	$0.19	$0.20

					Weighted
					Average
	Outstanding		Exercisable		Remaining
Option		Exercise		Exercise	Contractual
Holder	Amount	Price	Amount	Price	Life
2001 Executive Officers Stock Option Plan	7,034,140	$0.15	7,034,140	$0.15	1.75
Director	1,000,000	0.25	1,000,000	0.25	3.42
Former Chief Financial Officer	1,000,000	0.25	1,000,000	0.25	3.42
Former Chief Executive Officer	2,933,526	0.25	2,933,526	0.25	3.42
Former Chief Executive Officer	3,500,000	0.25	3,500,000	0.25	4.33
Director	1,380,114	0.15	690,057	0.15	4.67
Director	958,412	0.15	479,206	0.15	4.67
Employee	1,495,124	0.15	747,562	0.15	4.67

STOCK WARRANTS

A summary of the Company’s warrant activity is listed below:

Weighted
	Average		Aggregate
	Exercise	Number	Intrinsic
	Price	of Options	Value
Outstanding at October 1, 2008	$0.20	39,515,766	$1,151,025
Granted	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2009	$0.20	39,515,766	$1,151,025

Warrants outstanding as of March 31, 2009:

Weighted
Average
			Remaining	Weighted Average
Exercise	Warrants	Options	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding Exercisable
$0.10 - $0.25	39,515,766	39,515,7662	89	$0.19	$0.19

					Weighted
					Average
	Outstanding		Exercisable		Remaining
Warrant		Exercise		Exercise	Contractual
Holder	Amount	Price	Amount	Price	Life

Convertible Notes 3	2,795,454	$0.30	2,795,454	$0.30	3.00
Richarson & Patel LLP	150,000	0.25	150,000	0.25	3.25
Advisory Board Members	8,640,000	0.25	8,640,000	0.25	3.42
Consultant	8,539,312	0.25	8,539,312	0.25	3.42
10% Subordinated Notes Payable	850,000	0.18	850,000	0.18	4.58
Stockholders	15,000,000	0.10	15,000,000	0.10	1.83
Richarson & Patel LLP	400,000	0.15	400,000	0.15	4.92
Director	500,000	0.25	500,000	0.25	4.00
Director	500,000	0.25	500,000	0.25	4.00
Richarson & Patel LLP	641,000	0.15	641,000	0.15	5.00
Advisory Board Member	1,500,000	0.25	1,500,000	0.25	4.17

Note 12 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2009, the Company has incurred cumulative losses of $25,828,505 including net loss for the nine months ended June 30, 2009 of $3,934,849. As the Company has no cash flow from operations,  its  ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

Operating Lease

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

Issuance of Shares of Common Stock for Services

On June 10, 2009, the Company entered into an agreement to convert $120,000 of outstanding legal fees into a total of 600,000 shares of Common Stock. However, if the average closing price of the Common Stock is $0.15 or less for the 10 trading days preceding December 10, 2009, the Company is required to issue an additional 200,000 shares of Common Stock.

Note 14 SUPPLEMENTAL CASH FLOW INFORMATION

The Company had the following noncash transactions.

The Company issued 9,702,892 shares of Common Stock for the payment of $290,000 of debt, $20,179 of accrued interest, $77,979 of late fees and penalties and $75,000 of liquidated damages at conversion prices between $0.04 and $0.15.

The Company issued 833,333 shares of Common Stock for the purchase of machinery and equipment from RJ Metal, Co. having a value of $125,000.

The Company issued 1,200,139 shares of Common Stock for legal services having a value of $180,014.  The fair value of the Common Stock on the date of issuance was $226,229.

Note 15 SUBSEQUENT EVENT

The Company considered all subsequent events through August 14, 2009, and the date of issuance is August 17, 2009.

On July 15, 2009, the Company entered into a short-term promissory note payable for $50,000. Interest accrues at 10% per annum and matures on October 15, 2009. A total of 100,000 shares of Common Stock was issued in accordance with the note.

On July 22, 2009, the Company received $65,000 for the issuance of a total of 650,000 shares of Common Stock as a result of a warrant that was exercised at $0.10 per share.

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

Until additional orders and customer deposits are received, we anticipate that most of our capital needs will need to be funded by debt or equity financing.  To date we have not earned revenue.

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

Results of Operations

Three Months Ended June 30, 2009 Compared To Three Months Ended June 30, 2008

Revenues for the three months ended June 30, 2009 and 2008 were zero.  Although we received an order and deposit for two water treatment systems during the 2009 fiscal year, revenue from this order has not been recognized because the units have not been completed and delivered. The Company incurred operating expenses of $374,850 during the three months ended June 30, 2009, a decrease of $548,981 or approximately 59%, as compared to $923,831 for the three months ended June 30, 2008.  General and administrative expenses were $179,311 during the three months ended June 30, 2009, a decrease of $455,391 or approximately 72%, as compared to $634,702 for the three months ended June 30, 2008.  The decrease in general and administrative expenses contributed to the significant decrease in operating expenses. Research and development expenses were $182,980 during the three months ended June 30, 2009, a decrease of $97,992 or approximately 35%, as compared to $280,972 for the three months ended June 30, 2008.  The decrease in research and development expenses resulted primarily from the reallocation of personnel for the design of the two water treatment systems ordered during the 2009 fiscal year.

Other income (expense) totaled $4,042,048 during the three months ended June 30, 2009, a decrease of $1,259,336 or approximately 45%, as compared to $2,782,712 for the three months ended June 30, 2008. The Company earned interest income of $2 during the three months ended June 30, 2009, a decrease of $1,562 or 100%, as compared to $1,564 during the three months ended June 30, 2008.  The Company incurred interest expense of $63,423 during the three months ended June 30, 2009, a decrease of $250,273 or approximately 80%, as compared to $313,696 for the three months ended June 30, 2008. The significant interest expense we incurred during the three months ended June 30, 2008 was due primarily to the amortization of the beneficial conversion features discount and warrant discount of the convertible debt securities, while during the three months ended June 30, 2009 there was a decrease in outstanding debt principal, which resulted in lower interest expenses. Decrease (increase) in warrant liability was $3,623,669 during the three months ended June 30, 2009, an increase of $1,412,958 or approximately 64%, as compared to $2,210,711 during the three months ended June 30, 2008. The increase in warrant liability was due to the increase in the trading price of our Common Stock, resulting in a higher Black Sholes valuation model valuation calculation of the warrant liability. Decrease in beneficial conversion features liability was $659,811 during the three months ended June 30, 2008. The decrease in beneficial conversion features liability was due to the expiration of the expected term of the beneficial conversion features of our convertible debt.

As a result of these items, net loss for the three months ended June 30, 2009 was $4,046,848, a increase of $1,264,136 or approximately 45% over the net loss of $2,782,712 for the three months ended June 30, 2008.

Nine Months Ended June 30, 2009 Compared To Nine Months Ended June 30, 2008

Revenues for the nine months ended June 30, 2009 and 2008 were zero.  Although we received an order and deposit for two water treatment systems during the 2008 fiscal year, revenue from this order has not been recognized because the units have not been completed and delivered. The Company incurred operating expenses of $1,749,396 during the nine months ended June 30, 2009, a decrease of $5,877,409 or approximately 77%, as compared to $7,626,805 for the nine months ended June 30, 2008.  General and administrative expenses were $1,144,202 during the nine months ended June 30, 2009, a decrease of $5,611,227 or approximately 83%, as compared to $6,755,429 for the nine months ended June 30, 2008.  The decrease in general and administrative expenses contributed to the significant decrease in operating expenses. The significant general and administrative expenses incurred during the nine months ended June 30, 2008 were primarily due to the issuance of warrants. During the nine months ended June 30, 2009, the Company issued warrants having a fair value of $426,088. Research and development expenses were $567,790 during the nine months ended June 30, 2009, a decrease of $279,114 or approximately 33%, as compared to $864,904 for the nine months ended June 30, 2008.  The decrease in research and development expenses resulted primarily from the reallocation of personnel for the design of the two water treatment systems ordered during the 2009 fiscal year.

Other income (expense) totaled $(2,180,653) during the nine months ended June 30, 2009, a decrease of $4,999,150 or approximately 177%, as compared to other income of $2,818,497 for the nine months ended June 30, 2008. The Company earned interest income of $3,870 during the nine months ended June 30, 2009, an increase of $1,027 or 36%, as compared to $2,483 during the nine months ended June 30, 2008.  The Company incurred interest expense of $221,947 during the nine months ended June 30, 2009, a decrease of $755,965 or approximately 77%, as compared to $977,912 for the nine months ended June 30, 2008. The significant interest expense we incurred during the nine months ended June 30, 2008 was due primarily to the amortization of the beneficial conversion features discount and warrant discount of the convertible debt securities, while during the nine months ended June 30, 2009 there was a decrease in outstanding debt principal, which resulted in lower interest. Decrease in warrant liability was $1,992,282 during the nine months ended June 30, 2009, a decrease of $4,695,123 or approximately 174%, as compared to $2,702,841 during the nine months ended June 30, 2008. The reduction of decrease in warrant liability was due to the increase in the trading price of our Common Stock, resulting in a higher Black Sholes valuation model valuation calculation of the warrant liability.  Decrease in beneficial conversion features liability was $26,000 during the nine months ended June 30, 2009, a decrease of $1,189,740 or approximately 98%, as compared to $1,215,740 for the nine months ended June 30, 2008. The reduction of decrease in beneficial conversion features liability was due to the amortization expiration of the expected term of the beneficial conversion features of our convertible debt. During the nine months ended June 30, 2009 the Company recorded a loss on settlement of debt of $3,616 related to the conversion of notes payable and accrued interest into Common Stock. During the nine months ended June 30, 2008 the Company recorded a loss on lease termination for $125,015 related to the termination of lease. During the nine months ended June 30, 2008 the Company recorded a write-off of beneficial conversion feature and discount of $380,440 related to the advisory board compensation.  There were no comparable expenses recorded during the six months ended March 31, 2009.

As a result of these items, net loss for the nine months ended June 30, 2009 was $2,180,653, a decrease of $4,999,150 or approximately 177% over the net income of $2,818,497 for the nine months ended June 30, 2008.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $8,582 at June 30, 2009. The Company’s source of liquidity has been the sale of its securities and deposits received from orders for two water treatment systems. The Company expects to receive additional orders for water treatment systems but if it does not receive additional orders or if these orders do not satisfy its capital needs, the Company expects to sell its securities or obtain loans to meet its capital requirements. There can be no assurance that sales of the Company’s securities or the sale of its water treatment systems, if such sales occur, will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

Operating Activities

During the nine months ended June 30, 2009, the Company used $1,451,460 of cash in operating activities.  Non-cash adjustments included $37,404 for depreciation, $2,890 for amortization of warrant and beneficial conversion feature, and $19,800 for loss on settlement of debt. Cash provided by operating activities included $17,730 in other current assets, $4,600 in other assets, $197,604 in accounts payable, $288,074 in accrued liabilities, $200,000 in customer deposits, and $2000,811 in warrant liability. Cash used in operating activities included $833,594 for inventory. Stock based compensation to employees and nonemployees was $187,844 and $238,244, respectively.

During the nine months ended June 30, 2008, the Company used $473,444 of cash in operating activities. Non-cash adjustments included $24,472 for depreciation, $1,073,445 for amortization of warrant and beneficial conversion feature, $126,111 for loss on termination of lease. Cash provided by operating activities included $409,406 in accounts payable. Cash used in operating activities included $77,269 for other current assets, $2,702,841 for warrant liability, and $1,215,741 for beneficial conversion features liability. Stock based compensation to nonemployees was $5,799,646.

Investing Activities

During the nine months ended June 30, 2009, the Company acquired $5,546 of property and equipment. During the six months ended March 31, 2008, the Company acquired $26,111 of property and equipment.

Financing Activities

During the nine months ended June 30, 2009, the Company received $5,000 for the purchase of common stock, and $240,000 from short term notes.

During the nine months ended June 30, 2008 the Company received $1,123,404 in financing activities. Cash provided from financing activities for the nine months ended June30, 2008 consisted proceeds of $425,000 from the issuance of 10% subordinated notes payable and $330,000 for the purchase of Common Stock. Cash used in financing activities for the nine months ended June 30, 2008 included a payment of $5,000 toward a note payable, payments of $27,336 toward notes payable under an equity line of credit, and payments totaling $19,260 to officers for loans made to us.

On June 30, 2009, the Company had cash and cash equivalents of $8,582. The sole source of liquidity has been borrowings from affiliates and the sales of our securities. There is no certainty that the Company will be able to generate revenues from operations during the fiscal year. As of June 30, 2009, the Company had an accumulated deficit of $25,828,505. We expect that our future operating results will continue to be subject to many of the problems, expenses, delays and risks, which we often cannot control, inherent in the establishment of a developmental business enterprise.

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

Going Concern Opinion

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2009, the Company has incurred cumulative losses of $25,828,505 including net loss for the nine months ended June 30, 2009 of $3,934,849. As the Company has limited cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate financing to pay for its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to undertake additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements, which may significantly reduce the amount of cash the Company will have for its operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 11, 2009, the Company issued 290,798 shares of common stock in exchange for $11,632 in accrued interest owed to holders of our convertible notes. We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as the notes were exchanged by us with our existing security holders exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

On May 20, 2009, the Company issued 300,000 shares of common stock in exchange for $12,000 in principal owed to holders of our convertible notes. We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as the notes were exchanged by us with our existing security holders exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

On June 10, 2009, the Company issued 600,000 shares of common stock in exchange for $120,000 of services previously rendered.  We relied on section 4(2) of the Securities Act of 1933 to issue the common stock in exchange for cash, as the common stock was issued without any form of general solicitation or general advertising and the acquirers were accredited investors.

On June15 20, 2009, the Company issued 964,400 shares of common stock in exchange for $8,000 in principal and $1,638 in accrued interest owed to holders of our convertible notes. We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as the notes were exchanged by us with our existing security holders exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

Part II, Item 3.  Defaults upon Senior Securities.

Between October 2006 and February 2007 we issued Secured Convertible Promissory Notes in the aggregate principal amount of $750,000.  These notes were due to be paid on the earlier of the first anniversary of the date of issuance, an Event of Default (as defined in the note) or on the closing of any equity financing in which we received gross proceeds of at least $2.5 million.  Payment of these notes became due on the first anniversary of the date of issuance.  We have not paid the notes and, as of August 15, 2009, we owed a total of $511,333 in principal and approximately $101,000 in accrued interest.

On July 17, 2007 we issued Subordinated Notes Payable in the aggregate principal amount of $1,025,000.  We were required to pay the principal and accrued interest monthly in cash or in shares of our common stock.  We have not paid these notes in accordance with their terms and, as of August 15, 2009, we owed a total of $250,000 in principal and approximately $39,000 in accrued interest.

Part II, Item 4.  Submission of Matters to a Vote of Security Holders.

During the quarter ended June 30, 2009, no matters were submitted to a vote of security holders.

Part II, Item 5.  Other Information.

None.

Part II, Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

10.1	Promissory note dated June 5, 2009 for $75,000

10.2	Promissory note dated June 11, 2009 for $50,000

10.3	Promissory note dated June 18, 2009 for $75,000

10.4	Promissory note dated June 26, 2009 for $40,000

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.
(1) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2003 as file number 002-95626-D.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 19, 2009
SIONIX CORPORATION

By:	/s/ Rodney Anderson
Rodney Anderson, Interim Chief Executive Officer

By:	/s/ Robert Hasson
Robert Hasson, Interim Chief Financial Officer