Form 10-Q/A
period 2007-06-30
SIONIX CORP
filed 2010-01-05
CIK 764667

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 ---------------
                                   FORM 10-QSB/A
                                 ---------------
                              (Amendment Number 1)


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

                        Commission File Number 2-95626-D

                                 ---------------
                               Sionix Corporation
        (Exact name of small business issuer as specified in its charter)
                                 ---------------

              NEVADA                                    87-0428526
              ------                                    ----------
     State or other jurisdiction                       (IRS Employer
  of incorporation or organization)                 Identification No.)


        2801 OCEAN PARK BLVD., SUITE 339, SANTA MONICA, CALIFORNIA 90405

                  (Address of principal executive offices)


                                 (714) 678-1000

                          (Issuer's telephone number)


                 3880 E. Eagle Drive, Anaheim, California 92807


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


Transitional Small Business Disclosure Format (check one)  [ ] Yes;  [X] No

================================================================================

                                EXPLANATORY NOTE

Between October 17, 2006 and February 27, 2007 the Sionix Corporation issued twenty-five (25) secured convertible promissory notes for total proceeds to the Company of $750,000 ("Convertible Notes 1"). Convertible Notes 1 had a conversion price of $0.05 into common stock. Convertible Notes 1 contained a provision that would automatically adjust the conversion price if equity securities or instruments convertible into equity securities were issued at a conversion price less than $0.05.

On June 6, 2007, the Company issued five (5) convertible promissory notes for a total of $86,000 ("Convertible Notes 2"). No warrants were issued in connection with Convertible Notes 2. Convertible Notes 2 matures on or about December 31, 2008, and is convertible into common stock at $0.01.

As a result of the issuance of Convertible Notes 2, the conversion price for Convertible Notes 1 was adjusted down from $0.05 to $0.01. The decrease in the conversion price increased the potential dilutive shares from 15,000,000 to 75,000,000, and this subsequently increased the total outstanding and potential dilutive shares over the authorized common share limit of 150,000,000. Because there were insufficient authorized shares to fulfill all potential conversions, the Company should have classified all potentially dilutive securities as derivative liabilities as of June 6, 2007. The Company researched its debt and equity instruments and determined that the potentially dilutive securities are as follows:

     o    2001 Executive Officers Stock Option Plan
     o    Advisory Board Compensation
     o    Warrants Related to 2004 Stock Purchase Agreement
     o    Convertible Notes 1
     o    Convertible Notes 2
     o    Subordinated Convertible Notes 3
     o    Warrants related to Subordinated Convertible Notes 3

As a result of these transactions, we filed amendment number 1 ("Amendment 1") to our Form 10-QSB (the "Original Report") that was originally filed with the Securities and Exchange Commission (the "SEC") on August 14, 2007 for the period ended June 30, 2007.

The primary purpose of the Amendment is to disclose the restatement of our financial statements for the three and nine months ended June 30, 2007 and cumulative inception to date operations for June 30, 2007. A complete discussion of the restatement is included in the section of the Amendment 1 titled "Management's Discussion and Analysis or Plan of Operation" and in note 10 to our financial statements for the periods ended June 30, 2007.

This Amendment 1 includes all of the information contained in the Original Report, and we have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report, except as identified.

The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings. The filing of this Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

The following adjustments were made to our financial statements for the periods ended June 30, 2007:

                                                                          AS          BENFICIAL        WARRANTS       AS RESTATED
                                                                      PREVIOUSLY      CONVERSION         AND            JUNE 30,
                                                                        STATED         FEATURES        OPTIONS           2007
                                                                     ------------    ------------    ------------    ------------

BALANCE SHEET
Accrued expenses                                                     $  1,525,397    $    576,000    $         --    $  2,101,397
Warrant and option liability                                                   --              --       2,379,561       2,379,561
Beneficial conversion liability                                                --      26,269,071              --      26,269,071
Additional paid in capital                                             13,969,888        (595,147)     (2,561,339)     10,813,402
Deficit accumulated during developmental stage                        (16,400,573)    (26,249,924)        181,778     (42,468,719)

STATEMENT OF OPERATIONS (FOR THE THREE MONTHS ENDED JUNE 30, 2007)
Gain on change in fair value of warrant and option liability         $         --    $         --    $    692,799    $    692,799
Gain on change in fair value of beneficial conversion liability                --       7,923,801              --       7,923,801
General and administrative (compensation expense)                         444,544       3,661,741              --       4,106,285
Interest expense and financing costs                                      (74,307)    (29,958,427)       (511,021)    (30,543,755)

STATEMENT OF OPERATIONS (FOR THE NINE MONTHS ENDED JUNE 30, 2007)
Gain on change in fair value of warrant and option liability         $         --    $         --    $    692,799    $    692,799
Gain on change in fair value of beneficial conversion liability                --       7,923,801              --       7,923,801
General and administrative (compensation expense)                         932,668       3,661,741              --       4,594,409
Interest expense and financing costs                                     (144,895)    (29,958,427)       (511,021)    (30,614,343)

STATEMENT OF OPERATIONS (SINCE INCEPTION)
Gain on change in fair value of warrant and option liability         $         --    $         --    $    692,799    $    692,799
Gain on change in fair value of beneficial conversion liability                --       7,923,801              --       7,923,801
General and administrative (compensation expense)                      12,661,991       4,215,298              --      16,877,289
Interest expense and financing costs                                     (379,581)    (29,958,427)       (511,021)    (30,849,029)

STATEMENT OF CASH FLOWS (FOR THE NINE MONTHS ENDED JUNE 30, 2007)
Net (loss) gain                                                      $ (1,101,520    $(25,696,367)   $    181,778    $(26,616,109)
Gain on change in fair value of warrant and option liability                   --              --        (692,799)       (692,799)
Gain on change in fair value of beneficial conversion liability                --      (7,923,801)             --      (7,923,801)
Change in accrued expenses                                                319,558          96,000              --         415,558
Non-cash compensation expense                                                  --       3,565,741              --       3,565,741
Non-cash financing costs                                                       --      29,958,427         511,021      30,469,448

STATEMENT OF CASH FLOWS (SINCE INCEPTION)
Net (loss) gain                                                      $(16,400,573)   $(26,249,924)  $     181,778   $ (42,468,719)
Gain on change in fair value of warrant and option liability                   --              --        (692,799)       (692,799)
Gain on change in fair value of beneficial conversion liability                --      (7,923,801)             --      (7,923,801)
Change in accrued expenses                                              1,387,473         576,000              --       1,963,473
Non-cash compensation expense                                                  --       3,639,298              --       3,639,298
Non-cash financing costs                                                       --      29,958,427         511,021      30,469,448

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               AS OF JUNE 30, 2007
                                   (UNAUDITED)

                                     ASSETS

                                                                               AS RESTATED
                                                                              ------------

CURRENT ASSETS:
  Cash & cash equivalents                                                     $    455,563

PROPERTY AND EQUIPMENT, NET                                                         46,399
DEPOSITS                                                                             4,600

                                                                              ------------
    Total assets                                                              $    506,562
                                                                              ============


                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                            $    204,805
  Accrued expenses                                                               2,101,397
  Notes payable - related parties                                                  129,000
  Note payable - officers                                                           32,860
  Convertible notes, net of debt discounts of $543,686                             792,314
  Equity line of credit                                                            102,336
                                                                              ------------
  Warrant and option liability                                                   2,379,561
  Beneficial conversion liability                                               26,269,071
                                                                              ------------
    Total current liabilities                                                   32,011,344
                                                                              ------------


STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value ;150,000,000 shares authorized;
  107,117,101 shares issued and 106,635,201 shares outstanding                     106,635
  Additional paid-in capital                                                    10,813,402
  Shares to be issued                                                               43,900
  Deficit accumulated during development stage                                 (42,468,719)
                                                                              ------------
    Total stockholders' deficit                                                (31,504,782)
                                                                              ------------
    Total liabilities & stockholders' deficit                                 $    506,562
                                                                              ============

              The accompanying notes form an integral part of these
                    unaudited condensed financial statements

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                    CUMULATIVE
                                                                                                                  FROM INCEPTION
                                                                                              NINE MONTH PERIODS    (OCTOBER 3,
                                                    THREE MONTH PERIODS ENDED                       ENDED            1994) TO
                                                             JUNE 30,                               JUNE 30,         JUNE 30,
                                                  2007              2006            2007             2006             2007
                                              (AS RESTATED)                     (AS RESTATED)                     (AS RESTATED)
                                              -------------    -------------    -------------    -------------    -------------
NET SALES                                     $          --    $          --    $          --    $          --    $          --
OPERATING EXPENSES:

General and administrative                        4,106,285          242,236        4,594,409          447,247       16,877,289
Research and development                                 --               --               --               --        1,449,475
Impairment of intangible assets                          --               --               --               --        1,267,278
Inventory obsolescence                                   --               --               --               --          365,078
Depreciation and amortization                         7,936            7,745           23,723           23,486          524,129
                                              -------------    -------------    -------------    -------------    -------------
     Total operating expenses                     4,114,221          249,981        4,618,132          470,733       20,483,249
                                              -------------    -------------    -------------    -------------    -------------
LOSS FROM OPERATIONS                             (4,114,221)        (249,981)      (4,618,132)        (470,733)      20,483,249)

OTHER INCOME (EXPENSES)
Interest income                                          56              666               --           54,324
Interest expense and financing costs            (30,543,755)          (2,406)     (30,614,343)          (7,218)      30,849,029)
Gain on change in fair value of warrant and

    option liability                                692,799               --          692,799               --          692,799
Gain on change in fair value of beneficial
    conversion liability                          7,923,801               --        7,923,801               --        7,923,801
Loss on settlement of debts                              --               --               --          (94,221)        (230,268)
Loss on legal settlement                                 --               --               --               --          434,603

                                              -------------    -------------    -------------    -------------    -------------
     Total other expenses                       (21,927,099)          (2,406)     (21,997,077)        (101,439)     (21,973,770)
                                              -------------    -------------    -------------    -------------    -------------

LOSS BEFORE INCOME TAXES                        (26,041,320)        (252,387)     (26,615,209)        (572,172)     (42,457,019)

   Income taxes                                         900               --              900               --           11,700

                                              -------------    -------------    -------------    -------------    -------------
NET LOSS                                      $ (26,042,220)   $    (252,387)   $ (26,616,109)   $    (572,172)   $ (42,468,719)
                                              =============    =============    =============    =============    =============

BASIC AND DILUTED LOSS PER SHARE              $       (0.25)   $       (0.00)   $       (0.25)   $       (0.01)
                                              =============    =============    =============    =============

*BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
   OF COMMON STOCK OUTSTANDING                  106,431,387      102,524,186      105,901,243      102,524,186
                                              =============    =============    =============    =============

------------
* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities is anti-dilutive

              The accompanying notes form an integral part of these
                    unaudited condensed financial statements

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 CUMULATIVE FROM
                                                                                                    INCEPTION
                                                                                                   (OCTOBER 3,
                                                                 FOR THE NINE MONTH PERIODS         1994) TO
                                                                       ENDED JUNE 30,               JUNE 30,
                                                                     2007                            2007
                                                                (AS RESTATED)       2006        (AS RESTATED)
                                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                        $(26,616,109)   $   (572,172)   $(42,468,7193)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization                                      23,723          23,486         611,046
   Amortization of consulting fees                                        --              --          13,075
   Amortization of debt discount on convertible notes                 75,827              --          75,827
   Issuance of common stock for compensation                              --              --       1,835,957
   Issuance of common stock for services & prepaid consulting
      fees                                                            84,929              --       2,181,217
   Gain on change in fair value of warrant and option
      liability                                                     (692,799)             --        (692,799)
   Gain on change in fair value of beneficial conversion
   liability                                                      (7,923,801)             --      (7,923,801)
   Impairment of assets                                                   --              --         514,755
   Write-down of obsolete assets                                          --              --          38,862
   Impairment of intangible assets                                        --              --       1,117,601
   Loss on settlement of debts                                            --          94,221         130,268
   Non-cash financing costs                                       30,469,448              --      30,469,448
   Non-cash compensation costs                                     3,565,741              --       3,639,298
   Other                                                                  --              --          40,370
   Changes in assets and liabilities:

      Increase in other current assets                                    --              --        (510,727)
      Decrease in other receivable                                        --              --           3,000
      Increase in deposits                                            (4,600)             --          (4,600)
      Increase (decrease) in accounts payable                        (67,806)          7,713         274,804
      Increase in accrued interest                                    69,068           7,218         137,749
      Increase in accrued expenses                                   415,558         422,139       1,963,743
                                                                ------------    ------------    ------------
       Total adjustments                                          26,015,288         554,777      33,915,093
                                                                ------------    ------------    ------------
Net cash used in operating activities                               (600,821)        (17,395)     (8,553,626
                                                                ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of patents                                                    --              --        (154,061)
   Purchase of equipment                                             (25,360)             --        (405,535)
                                                                ------------    ------------    ------------
     Net cash used in investing activities                           (25,360)             --        (559,596)
                                                                ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes                                 1,336,000          47,780       1,793,433
   Proceeds from (payment for) notes payable under equity
      line of credit                                                (225,000)             --         531,000
   Payment of notes payable - officers                               (33,800)        (30,340)       (185,642)
   Issuance of common stock for cash                                      --              --       7,376,094
   Receipt of cash for stock to be issued                                 --              --          53,900
                                                                ------------    ------------    ------------
     Net cash provided by financing activities                     1,077,200          17,440       9,568,785
                                                                ------------    ------------    ------------
Net increase in cash & cash equivalents                              451,019              45         455,563

CASH & CASH EQUIVALENTS, BEGINNING                                     4,544             343              --
                                                                ------------    ------------    ------------
CASH & CASH EQUIVALENTS, ENDING                                      455,563    $        388    $    455,563
                                                                ============    ============    ============
SUPPLEMENTAL INFORMATION:
   Cash and cash equivalents paid for:
           Taxes                                                $         --    $         --
                                                                ============    ============
           Interest expense                                     $         --    $         --
                                                                ============    ============

                  The accompanying notes form an integral part
                of these unaudited condensed financial statements

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FROM INCEPTION (OCTOBER 3, 1994) TO JUNE 30, 2007
                                   (UNAUDITED)

                                                                                                                         TOTAL
                        COMMON STOCK                                                                         DEFICIT     STOCK-
                    --------------------      ADDITIONAL     STOCK      STOCK         STOCK   UNAMORTIZED ACCUMULATED   HOLDERS'
                    NUMBER OF                  PAID-IN       TO BE   SUBSCRIPTION     TO BE    CONSULTING    FROM        EQUITY
                     SHARES       AMOUNT       CAPITAL       ISSUED   RECEIVABLE    CANCELLED     FEES      INCEPTION   (DEFICIT)
                   ----------- ------------   -----------    ------   -----------   ---------   --------  -----------   ---------

Stock issued
for cash,
October 3, 1994       10,000    $       10    $        90    $   --   $        --    $     --   $   --   $        --    $       100
Net loss                  --            --             --        --            --          --       --        (1,521)        (1,521)

Balance at
December 31, 1994     10,000            10             90        --            --          --       --        (1,521)        (1,421)
Shares issued
for assignment
rights             1,990,000         1,990         (1,990)       --            --          --       --            --             --
Shares issued
for services         572,473           572        135,046        --            --          --       --            --        135,618
Shares issued
for debt           1,038,640         1,038      1,164,915        --            --          --       --            --      1,165,953

Shares issued
for cash             232,557           233      1,119,027        --            --          --       --            --      1,119,260

Shares issued
for subscription
receivable           414,200           414      1,652,658        --    (1,656,800)         --       --            --         (3,728)
Shares issued
for productions
costs                112,500           113        674,887        --      (675,000)         --       --            --             --
Net loss                  --            --             --        --            --          --       --      (914,279)      (914,279)

Balance at
December 31, 1995  4,370,370         4,370      4,744,633        --    (2,331,800)         --       --      (915,800)     1,501,403
Shares issued
for
reorganization    18,632,612        18,633        (58,033)       --            --          --       --            --        (39,400)
Shares issued
for cash             572,407           573        571,834        --            --          --       --            --        572,407

Shares issued
for services          24,307            24         24,283        --            --          --       --            --         24,307
Net loss                  --            --             --        --            --          --       --      (922,717)      (922,717)

Balance at
September 30,
1996              23,599,696        23,600      5,282,717        --    (2,331,800)         --       --    (1,838,517)     1,136,000
Shares issued
for cash             722,733           723        365,857        --            --          --       --            --        366,580

Shares issued
for services         274,299           274         54,586        --            --          --       --            --         54,860
Cancellation
of shares           (542,138)         (542)      (674,458)       --       675,000          --       --            --             --
Net loss                  --            --             --        --            --          --       --      (858,915)      (858,915)

Balance at
September 30,
1997              24,054,590        24,055      5,028,702        --    (1,656,800)         --       --    (2,697,432)       698,525
Shares issued
for cash           2,810,000         2,810        278,190        --            --          --       --            --        281,000

Shares issued
for services         895,455           895         88,651        --            --          --       --            --         89,546
Shares issued
for compensation   2,200,000         2,200        217,800        --            --          --       --            --        220,000
Cancellation of
shares            (2,538,170)       (2,538)    (1,534,262)       --     1,656,800          --       --            --        120,000
Net loss                  --            --             --        --            --          --       --    (1,898,376)    (1,898,376)

Balance at
September 30,
1998                27,421,875       27,422     4,079,081        --            --          --       --    (4,595,808)      (489,305)
Shares issued
for compensation     3,847,742       3,847        389,078        --            --          --       --            --        392,925

                             SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FROM INCEPTION (OCTOBER 3, 1994) TO JUNE 30, 2007
                                   (UNAUDITED)

                                                                                                                           TOTAL
                        COMMON STOCK                                                                           DEFICIT     STOCK-
                    --------------------       ADDITIONAL     STOCK        STOCK         STOCK   UNAMORTIZED ACCUMULATED  HOLDERS'
                    NUMBER OF                   PAID-IN       TO BE     SUBSCRIPTION     TO BE    CONSULTING    FROM       EQUITY
                     SHARES        AMOUNT       CAPITAL       ISSUED     RECEIVABLE    CANCELLED     FEES     INCEPTION   (DEFICIT)
                   -----------   ----------   -----------    ---------   -----------    --------   --------  -----------  ----------
Share issued
for service            705,746          706       215,329           --            --          --         --          --     216,035
Share issued
for cash             9,383,000        9,383       928,917           --            --          --         --          --     938,300
Net loss                    --           --            --           --            --          --         --  (1,158,755) (1,158,755)
                   -----------   ----------   -----------    ---------   -----------    --------   --------  ----------  -----------
Balance
September 30, 1999  41,358,363       41,358     5,612,405           --            --          --         --  (5,754,563)   (100,800)
Share issued
for cash            10,358,500       10,304     1,020,046           --            --          --         --          --   1,030,350
Shares issued
for compensation     1,517,615        1,518     1,218,598           --            --          --         --          --   1,220,116
Shares issued
for service            986,844          986       253,301           --            --          --         --          --     254,287
Net loss                    --           --            --           --            --          --         --  (2,414,188) (2,414,188)
                   -----------   ----------   -----------    ---------   -----------    --------   --------  ----------  -----------
Balance
September 30, 2000  54,166,322       54,166     8,104,350           --            --          --         --  (8,168,751)    (10,235)
Shares issued for
service              2,517,376        2,517       530,368           --            --          --   (141,318)         --     391,567
Share issued
for cash             6,005,000        6,005       594,495           --            --          --         --          --     600,500
Shares to be
issued for cash
(100,000 shares)            --           --            --       10,000            --          --         --          --      10,000
Shares to issued
for debt (639,509
shares)                     --           --            --      103,295            --          --        --           --     103,295
Net loss                    --           --            --           --            --          --        --   (1,353,429) (1,353,429)

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FROM INCEPTION (OCTOBER 3, 1994) TO JUNE 30, 2007
                                   (UNAUDITED)

                                                                                                                            TOTAL
                        COMMON STOCK                                                                            DEFICIT     STOCK-
                    --------------------        ADDITIONAL      STOCK       STOCK         STOCK   UNAMORTIZED ACCUMULATED  HOLDERS'
                    NUMBER OF                    PAID-IN        TO BE    SUBSCRIPTION     TO BE    CONSULTING    FROM       EQUITY
                     SHARES        AMOUNT        CAPITAL       ISSUED     RECEIVABLE    CANCELLED    FEES      INCEPTION   (DEFICIT)
                   -----------  ----------   -----------    ---------    -----------    --------  --------   ----------  -----------
Balance
September 30, 2001  62,688,698       62,688     9,229,213      113,295            --          --  (141,318)  (9,522,180)   (258,302)
Shares issued
for services         1,111,710        1,112       361,603           --            --          --    54,400           --     417,115
Shares issued as
contribution           100,000          100        11,200           --            --          --        --           --      11,300
Shares issued
for compensation        18,838           19         2,897           --            --          --        --           --       2,916
Share issued for
cash                16,815,357       16,815     1,560,782      (10,000)           --          --        --           --   1,567,597
Shares issued
for debt             1,339,509        1,340       208,639     (103,295)           --          --        --           --     106,684
Shares to be
issued related
to equity
financing (967,742
shares)                     --           --      (300,000)     300,000            --          --        --           --          --
Cancellation of
shares              (7,533,701)      (7,534)           --           --            --          --        --           --      (7,534)

Net loss                    --           --            --           --            --          --        --   (1,243,309) (1,243,309)
                   -----------  ----------   -----------    ---------    -----------    --------  --------   ----------  -----------
Balance
September 30, 2002  74,540,411       74,540    11,074,334      300,000            --          --   (86,918) (10,765,489)    596,467
Shares issued
for services         2,467,742        2,468       651,757     (300,000)           --          --        --           --     354,225
Shares issued
for capital
equity line          8,154,317        8,154       891,846           --            --          --        --           --     900,000
Amortization of
consulting fees             --           --            --           --            --          --    86,918           --      86,918
Cancellation of
shares                 (50,000)         (50)           50           --            --          --        --           --          --
Shares to be
cancelled                   --           --         7,349           --        (7,349)         --        --           --          --

                               SIONIX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FROM INCEPTION (OCTOBER 3, 1994) TO JUNE 30, 2007
                                   (UNAUDITED)

                                                                                                                           TOTAL
                        COMMON STOCK                                                                         DEFICIT       STOCK-
                    --------------------     ADDITIONAL     STOCK       STOCK         STOCK   UNAMORTIZED  ACCUMULATED    HOLDERS'
                    NUMBER OF                 PAID-IN       TO BE    SUBSCRIPTION     TO BE    CONSULTING     FROM        EQUITY
                     SHARES       AMOUNT      CAPITAL       ISSUED    RECEIVABLE    CANCELLED    FEES       INCEPTION    (DEFICIT)
                   -----------  ----------  -----------   ---------   -----------    --------  --------    ----------   -----------

Net loss                    --          --           --          --            --          --        --    (1,721,991)   (1,721,991)
                   -----------  ----------  -----------   ---------   -----------    --------  --------    ----------   -----------
Balance
September 30, 2003  85,112,470      85,112   12,625,336          --            --      (7,349)       --   (12,487,480)      215,619
Shares issued for
capital equity
line                19,179,016      19,179      447,706          --            --          --        --            --       466,885
Shares issued for
services             5,100,004       5,100      196,997          --            --          --   (13,075)           --        189,022
Shares to be
issued for cash
(963,336 shares)            --          --           --      28,900            --          --        --            --        28,900
Shares to be
issued for debt
(500,000 shares)            --          --           --      15,000            --          --        --            --        15,000
Cancelled of
shares              (7,349,204)     (7,349)          --          --            --       7,349        --            --            --
Issuance of
warrants related
to 2004 stock
purchase                    --          --       24,366          --            --          --        --            --        24,366
Net loss                    --          --           --          --            --          --        --    (1,593,135)   (1,593,135)
                   -----------  ----------  -----------   ---------   -----------    --------  --------    ----------   -----------

Balance
September 30, 2004
restated           102,042,286     102,042   13,294,405      43,900            --          --   (13,075)  (14,080,615)     (653,343)
Amortization of
consuting fees              --          --           --          --            --          --    13,075            --        13,075
Net loss                    --          --           --          --            --          --        --      (722,676)     (722,676)
                   -----------  ----------  -----------   ---------   -----------    --------  --------    ----------   -----------
Balance
September 30, 2005
restated           102,042,286     102,042   13,294,405      43,900            --          --        --   (14,803,291)   (1,362,944)
Net loss                    --          --           --          --            --          --        --    (1,049,319)   (1,049,319)
                   -----------  ----------  -----------   ---------   -----------    --------  --------    ----------   -----------
Balance
September 30, 2006 102,042,286     102,042   13,294,405      43,900            --          --        --   (15,852,610)   (2,412,263)
Stock issued for
consulting           4,592,915       4,593       80,336          --            --          --        --            --        84,929
Reclassification
to warrant and
option liability            --          --   (2,561,339)         --            --          --        --            --    (2,561,339)
Net loss                    --          --           --          --            --          --        --   (26,616,109)  (26,616,109)
                   -----------  ----------  -----------   ---------   -----------    --------  --------    ----------   -----------
Balance June 30,
2007 unaudited,
restated           106,635,201  $  106,635  $10,813,402   $  43,900   $        --    $     --  $     --  $(42,468,719) $(31,504,782)
                   ===========  ==========  ===========   =========   ===========    ========  ========  ============  ============

                  The accompanying notes form an integral part
                of these unaudited condensed financial statements

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

The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises." The Company is in the development stage and its efforts have been principally devoted to research and development, organizational activities, and raising capital. All losses accumulated since inception has been considered as part of the Company's development stage activities.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION


The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these condensed consolidated financial statements reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the nine month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending September 30, 2007.

REVENUE RECOGNITION

The Company's policy to recognize revenues is in accordance with SEC Staff Accounting Bulletin No. 101, or other specific authoritative literature, as applicable. Accordingly, revenues from products sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; ( iii) the Company's price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured. The Company's policy is to report its sales levels on a net revenue basis, with net revenues being computed by deducting from gross revenues the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

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

STOCK-BASED COMPENSATION

Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123-R, "Share-Based Payment" ("SFAS 123-R"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123-R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") to provide guidance on SFAS 123-R. The Company has applied SAB 107 in its adoption of SFAS 123-R.

NET LOSS PER SHARE

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 123(R)." One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 (ASC 715) requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Company management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 (ASC 825) is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt SFAS No. 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.


Note 3.  PROPERTY AND EQUIPMENT

           Equipment and machinery                 $   213,166
           Furniture and fixtures                       22,183
                                                   -----------

                                                       235,349
           Less accumulated depreciation              (188,950)
                                                   -----------
                                                   $    46,399
                                                   ===========

Depreciation expenses for the nine month periods ended June 30, 2007 and 2006 were $23,723 and $23,486, respectively.

Note 4.  ACCRUED EXPENSES (RESTATED)




Accrued expenses comprised of the following at June 30, 2007:

   Accrued advisory board compensation               $  576,000
   Payroll taxes                                        142,672
   Accrued salaries                                   1,098,182
   Interest payable                                     120,767
   Other accruals                                       163,776
                                                     ----------
          Total                                      $2,101,397
                                                     ==========

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

Note 6.  NOTES PAYABLE UNDER EQUITY LINE OF CREDIT

During the year ended September 30, 2003, the Company received $1,307,500 proceeds from promissory notes to Cornell Capital Partners, LP, net of 4% fee of $56,000 and $36,500 for escrow and other fees. The Company has settled $900,000 by issuing shares of common stock during the year ended September 30, 2003 (note
7). The notes payable outstanding at September 30, 2003, amounted to $500,000. The balance for the notes payable outstanding at September 30, 2004 and 2005 were $233,115 and $233,115, respectively. In 2006, Company has entered into a settlement agreement with Cornell Capital Partner to pay the total amount of $327,336; $50,000 shall be paid on or before November 15, 2006, $25,000 payable per month on the 15th day of each month commencing December 15, 2006, with the balance of $27,336 due and payable on or before October 15, 2007. The Company recorded loss on settlement of debt of $94,221 for the year ended September 30, 2006.

The balance payable was $102,336 as of June 30, 2007.

Note 7.  CONVERTIBLE NOTES

During the nine month period ended June 30, 2007, the Company entered into various debenture agreements (the "Bridge Notes") with several investors. Under the terms of the agreements, the notes bear interest at the rate of 10% per annum. The notes will automatically mature and the entire outstanding principal amount, together with all unpaid and accrued interest, shall become due and payable after the earlier of (i) the eighteen (18) month anniversary of the date of issuance (ii) an event of default or (iii) the closing of any equity related financing by the Company in which the gross proceeds to the Company are at least $2,500,000, unless, prior to such time, the notes have been converted into shares of the Company's common stock.

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

Under the terms of the Registration Rights Agreement , Sionix is required to file a registration statement under the Securities Act of 1933 Act in order to register the resale of the shares of Common Stock issuable upon conversion of the Subordinated Convertible Debentures and the Warrant Shares (collectively, the "Registrable Securities"). If Sionix does not file a registration statement with respect to the Registrable Securities within forty-five days following the closing of the Offering, or if the Registration Statement is not declared effective by the Securities and Exchange Commission within 90 days, then Sionix must pay to each purchaser damages equal to 1.5% of the purchase price paid by the purchaser for its Subordinated Convertible Debentures, for each 30 days that transpires after these deadlines. The amount of the aggregate damages payable by Sionix is limited to 15% of the purchase price.

Southridge Investment Group LLC, Ridgefield, Connecticut ("Southridge") acted as agent for Sionix in arranging the transaction, and received a placement fee of $102,500. Southridge also received warrants to purchase 698,863 shares of Common Stock of Sionix, on the same terms and conditions as the Warrants issued to the purchasers.

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

         Options outstanding:

                                      WEIGHTED AVERAGE      NUMBER OF OUTSTANDING   AGGREGATE INTRINSIC
                                       EXERCISE PRICE              OPTIONS                 VALUE
----------------------------------------------------------------------------------------------------------
   Outstanding as of                        $0.15                 7,343,032               $       --
   September 30, 2006
----------------------------------------------------------------------------------------------------------
   Granted
----------------------------------------------------------------------------------------------------------
   Forfeited
----------------------------------------------------------------------------------------------------------
   Exercised
----------------------------------------------------------------------------------------------------------
   Outstanding as of                        $0.15                 7,343,032               $  881,165
   June 30, 2007
----------------------------------------------------------------------------------------------------------

         A summary of the Company's option activity is listed below:

                                                                                              WEIGHTED-             WEIGHTED-
                                                                       WEIGHTED-              AVERAGE               AVERAGE
                                                                       AVERAGE                EXERCISE              EXERCISE
                           STOCK                 STOCK                 REMAINING              PRICE OF              PRICE OF
EXERCISE                   OPTIONS               OPTIONS               CONTRACTUAL            OPTIONS               OPTIONS
PRICE                      OUTSTANDING           EXERCISABLE           LIFE                   OUTSTANDING           EXERCISABLE
-------------------------------------------------------------------------------------------------------------------------------

$0.15                        7,343,032             7,343,032             3 years              $ 0.15                $ 0.15

The fair value of the options was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions: Dividend yields of 0%; risk free interest rates of 6%; expected volatility of 100% and expected lives of 4.9 years.


All options were vested prior to September 30, 2006. No options are vested during the nine month period ended June 30, 2007.

Note 9.  GOING CONCERN (RESTATED)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2007, the Company had incurred cumulative losses of $42,468,719 including a current loss for the nine months ended June 30, 2007 of $26,616,109. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its research and development activities, production of its equipment and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan.

Note 10.  RESTATEMENT

The Company issued twenty-five (25) secured convertible promissory notes between October 17, 2006 and February 27, 2007 for total proceeds to the Company of $750,000 ("Convertible Notes 1"). Convertible Notes 1 had a conversion price of $0.05 into common stock. Convertible Notes 1 contained a provision that would automatically adjust the conversion price if equity securities or instruments convertible into equity securities were issued at a conversion price less than $0.05.

On June 6, 2007, the Company issued five (5) convertible promissory notes for a total of $86,000 ("Convertible Notes 2"). No warrants were issued in connection with Convertible Notes 2. Convertible Notes 2 matures on or about December 31, 2008, and is convertible into common stock at $0.01.

As a result of the issuance of Convertible Notes 2, the conversion price for Convertible Notes 1 was adjusted down from $0.05 to $0.01. The decrease in the conversion price increased the potential dilutive shares from 15,000,000 to 75,000,000, and this subsequently increased the total outstanding and potential dilutive shares over the authorized common share limit of 150,000,000. Because there were insufficient authorized shares to fulfill all potential conversions, the Company should have classified all potentially dilutive securities as derivative liabilities as of June 6, 2007. The Company researched its debt and equity instruments and determined that the potentially dilutive securities are as follows:

     o    2001 Executive Officers Stock Option Plan
     o    Advisory Board Compensation
     o    Warrants Related to 2004 Stock Purchase Agreement
     o    Convertible Notes 1
     o    Convertible Notes 2
     o    Subordinated Convertible Notes 3
     o    Warrants related to Subordinated Convertible Notes 3

The Company analyzed the effect of the recalculation on the balance sheet and the statements of operations and cash flows as of June 30, 2007. The analysis and results were as follows:

2001 EXECUTIVE OFFICERS STOCK OPTION PLAN

In October 2000, the Company amended the employment agreements with its executive officers. In conjunction with the amendments, the Company adopted the 2001 Executive Officers Stock Option Plan ("Plan"). The Plan has reserved 7,576,680 shares of common stock and has issued options for the purchase of 7,034,140 shares of common stock. The options vest over five (5) years and expire ten (10) years from the date of issuance.

BALANCE SHEET


The Company determined that because there were not sufficient authorized shares available the embedded conversion feature met the definition of a derivative based on the SFAS No.133, "Accounting for Derivatives and Hedging Activities," as of June 6, 2007.


The Company determined the fair value of the stock options to be $2,454,597 using the Black Sholes model with the following assumptions:


     o    risk free rate of return of 5.03%;
     o    volatility of 285%;
     o    dividend yield of 0%; and
     o    expected term of 3.87 years.

Therefore, at June 6, 2007 the Company will record on the accompanying balance sheet a liability of $2,454,597 for the fair value of the options and a reduction to additional paid in capital ("APIC") of $2,454,597.

The Company followed the guidance of SFAS No. 133, which requires all contracts classified as liabilities to be measured at fair value with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

At June 30, 2007, the Company determined the fair value of the options to be $1,892,508 using the Black Sholes model with the following assumptions:

     o    risk free rate of return of 4.89%;
     o    volatility of 286%;
     o    dividend yield of 0%; and
     o    expected term of 3.81 years.

The decrease of $562,089 will be recorded as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF OPERATIONS

At June 30, 2007, the Company will record $562,089 as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF CASH FLOWS

Changes in the statement of cash flows were the result of the change in fair value of the liability of $562,089.

ADVISORY BOARD COMPENSATION

On October 1, 2004, the Company formed an advisory board consisting of four members. In exchange for their services, each member was to receive $5,000 monthly from October 1, 2004 to February 22, 2007, for a total of $576,000 to be paid to all members. Each member, in his sole discretion, was entitled to convert some or all of the cash amount owed to him into shares of common stock at a rate of $0.05 per share. If all of the members of the advisory board converted the total amount of cash compensation due to them into shares of common stock, the Company would be required to issue 11,520,000 shares. The Company determined that the accrued expense, embedded beneficial conversion features, embedded beneficial conversion feature discount, and related amortization expense were not recorded at the date of issuance or prior to the restatement. No payments have been made to any advisory board members and there has been no conversion by any advisory board members of the accrued liability into shares of common stock.

BALANCE SHEET


The Company determined that because there were not sufficient authorized shares available, the embedded conversion feature met the definition of a derivative based on SFAS No. 133 as of June 6, 2007.


The Company determined the fair value of the embedded conversion feature to be $3,614,932 using the Black Sholes model with the following assumptions:


     o    risk free rate of return of 4.99%;
     o    volatility  between  186% and 277%;
     o    dividend  yield of 0%;  and
     o    an expected term of 0.52 years to 1.30 years.

Therefore, at June 6, 2007, the Company will record on the accompanying balance sheet an accrued liability of $576,000 for the accrued compensation and an embedded conversion derivative liability of $3,614,932.


The Company followed the guidance of SFAS No. 133, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.


At June 30, 2007, the Company determined the fair value of the embedded conversion feature to be $2,680,539 using the Black Sholes model with the following assumptions:

     o    risk free rate of return between 4.91% and 4.99%;
     o    volatility  between  167% and  279%;
     o    dividend yield of 0%; and
     o    expected term of 0.45 years to 1.24 years.

The decrease of $934,393 will be recorded as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF OPERATIONS


The Company will record an adjustment of $3,661,741 to compensation expense which is the the fair value of the embedded derivative.


At June 30, 2007, the Company will record $934,393 as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF CASH FLOWS

Changes in the statement of cash flows were the result of the advisory board compensation accrued expense of $96,000, additional compensation expense for beneficial conversion features liability of $3,614,932, and change in fair value of the liability of $934,393.

WARRANTS RELATED TO 2004 STOCK PURCHASE AGREEMENT

Under the terms of a 2004 Stock Purchase Agreement, the Company issued warrants to purchase 1,463,336 shares of common stock at an exercise price of $0.03, which expired between February 9, 2007 and August 25, 2007. The Company determined that the warrants and related expense were not recorded at the date of issuance or prior to the restatement and there has been no exercise of the warrants into shares of common stock. As of June 6, 2007, only 333,335 warrants remained outstanding as all of the others had expired.

BALANCE SHEET


The Company determined that because there were not sufficient authorized shares available, the warrants met the definition of a derivative based on SFAS No. 133 as of June 6, 2007.


The Company calculated the fair value of the 333,335 warrants to be $106,742 at June 6, 2007 using the Black Sholes model with the following assumptions:

     o    risk free rate of return of 5.06%;
     o    volatility of 144%;
     o    dividend yield of 0%; and

     o    expected term between 0.01 years and 0.22 years.

The Company will record an accrued warrant derivative liability of $106,742 and a reduction to its additional paid in capital of $106,742 on the accompanying balance sheet.


The Company followed the guidance of SFAS No. 133, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.


At June 30, 2007, the Company determined the fair value of the embedded conversion feature to be $56,042 using the Black Sholes model with the following assumptions:

     o    risk free rate of return of 4.28%;
     o    volatility of 167%;
     o    dividend yield of 0%; and
     o    expected term of 0.10 years to .15 years.

The decrease of $50,700 will be recorded as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF OPERATIONS

The decrease of $50,700 will be recorded as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF CASH FLOWS

Changes in the statement of cash flows were the result of the change in fair value of the warrants of $50,700 on the statement of operations.

CONVERTIBLE NOTES 1

As of June 6, 2007, the Company had Convertible Notes 1 outstanding totaling $750,000 that were issued between October 17, 2006 and February 27, 2007. Convertible Notes 1 included an embedded beneficial conversion feature that allowed the holders to convert the Convertible Notes 1 into common stock at an initial rate of $0.05. Convertible Notes 1 matures between April 2008 and August 2008, accrues interest at 10%, and any accrued but unpaid interest is also convertible into common stock at $0.05. Because of the price protection offered holders of Convertible Notes 1 and the subsequent issuance of Convertible Note, 2, the conversion price was decreased from $0.05 to $0.01.

BALANCE SHEET

The Company determined that because there were not sufficient authorized shares available, the embedded conversion feature met the definition of a derivative based on SFAS No. 133 as of June 6, 2007.

The Company determined the fair value of the embedded conversion feature to be $27,057,645 using the Black Sholes model with the following assumptions:

     o    risk free rate of return of 4.99%;
     o    volatility  between  186% and  277%;
     o    dividend yield of 0%; and
     o    expected term of 0.87 years to 1.23 years.

Therefore, at June 6, 2007, the Company will record on the accompanying balance sheet an accrued embedded conversion derivative liability of $27,057,645, a reduction to additional paid in capital of $619,513 (the amount that had been previously recorded to APIC) and financing costs of $26,438,132.

At June 30, 2007, the Company determined the fair value of the embedded conversion feature to be $20,841,459 using the Black Sholes model with the following assumptions:

     o    risk free rate of return of 4.91%;
     o    volatility  between  197% and  279%;
     o    dividend yield of 0%; and
     o    expected term of 0.80 years to 1.17 years.

The decrease of $6,216,186 will be recorded as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF OPERATIONS

The Company will record the $26,438,132 as financing costs and record the decrease of $6,216,186 as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF CASH FLOWS

Changes in the statement of cash flows were the result of the non cash financing charge of $26,438,132 and the $6,216,186 change in accrued derivative liability.

CONVERTIBLE NOTES 2

On June 6, 2007, the Company issued five (5) convertible promissory notes for a total of $86,000. No warrants were issued in connection with Convertible Notes
2. The Convertible Notes 2 matures on or about December 31, 2008, accrues interest at 10% and is convertible at $0.01.

BALANCE SHEET


The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS No. 133 as of June 6, 2007.


The Company determined the fair value of the embedded conversion feature to be $2,982,540 using the Black Sholes model with the following assumptions:



     o    risk free rate of return of 4.99%;
     o    volatility of 277%;
     o    dividend yield of 0%; and
     o    expected term of 1.57 years.

Therefore, at June 6, 2007, the Company will record on the accompanying balance sheet an accrued embedded conversion derivative liability of $2,982,540 and financing costs of $2,982,540.

At June 30, 2007, the Company determined the fair value of the embedded conversion feature to be $2,310,505 using the Black Sholes model with the following assumptions:

     o    risk free rate of return of 4.87%;
     o    volatility of 279%;
     o    dividend yield of 0%; and
     o    expected term of 1.51 years.

The decrease of $672,035 will be recorded as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF OPERATIONS

The Company will record the $2,982,540 as financing costs and the decrease of $672,035 as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF CASH FLOWS

Changes in the statement of cash flows were the result of the non cash financing charge of $2,982,540 and the $672,035 change in accrued derivative liability.

SUBORDINATED CONVERTIBLE NOTES 3

On June 21, 2007, the Company issued two subordinated convertible promissory notes ("Subordinated Convertible Notes 3") for a total of $500,000. The Company issued to the investors 1,136,364 five year warrants with an exercise price of $0.50. In addition, the Company issued 465,908 warrants as a placement fee which have the same terms as the warrants issued to the investors. The Subordinated Convertible Notes 3 mature on June 20, 2008, accrues interest at 8% and is convertible at $0.22.

BALANCE SHEET


The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS No. 133 as of June 6, 2007.


The Company determined the fair value of the embedded conversion feature to be $537,755 using the Black Sholes model with the following assumptions:


     o    risk free rate of return of 4.96%;
     o    volatility of 196%;
     o    dividend yield of 0%; and
     o    expected term of 1 year.

Therefore, at June 21, 2007, the Company will record in the accompanying balance sheet an accrued embedded conversion derivative liability of $537,755 and financing costs of $537,755.

At June 30, 2007, the Company determined the fair value of the embedded conversion feature to be $436,568 using the Black Sholes model with the following assumptions:


     o    risk free rate of return of 4.91%;
     o    volatility of 197%;
     o    dividend yield of 0%; and
     o    expected term of 0.98 years.

The decrease of $101,187 will be recorded as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF OPERATIONS

The Company will record the $537,755 as financing costs and will record the decrease of $101,187 as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF CASH FLOWS

Changes in the statement of cash flows were the result of the non cash financing charge of $537,775 and change in accrued derivative liability of $101,187.

WARRANTS RELATED TO SUBORDINATED CONVERTIBLE NOTES 3

On June 21, 2007, the Company issued to the investors 1,136,364 five year warrants with an exercise price of $0.50. In addition, the Company issued 465,908 warrants as a placement fee, which have the same terms as the warrants issued to the investors.

BALANCE SHEET


The Company determined that because there were not sufficient authorized shares available that the warrants met the definition of a derivative based on SFAS No. 133 as of June 6, 2007.


The Company calculated the fair value of the 1,136,364 and 465,908 warrants to be $362,426 and $148,595, respectively, at June 21, 2007 using the Black Sholes model with the following assumptions:

     o    risk free rate of return of 5.06%;
     o    volatility of 265%;
     o    dividend yield of 0%; and
     o    expected term of 5 years.

The Company will record an accrued warrant derivative liability of $511,021 and financing costs of $511,021.


The Company followed the guidance of SFAS No. 133, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

At June 30, 2007, the Company determined the fair value of the warrants to be $431,011 using the Black Sholes model with the following assumptions:

     o    risk free rate of return of 4.92%;
     o    volatility of 265%;
     o    dividend yield of 0%; and
     o    expected term of 4.98 years.

The decrease of $80,010 will be recorded as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF OPERATIONS

The Company will record as financing costs $511,021 and will record the decrease of $80,010 as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF CASH FLOWS

Changes in the statement of cash flows were the result of the non cash financing charge of $511,021 and a change in accrued derivative liability of $80,010.

The following table shows the effect of each of the changes discussed above on the Company's balance sheet, statement of operation, and statement of cash flows for the three and nine months ended June 30, 2007.


                                                                                                                          AS
                                                                          AS        BENEFICIAL        WARRANTS         RESTATED
                                                                      PREVIOUSLY     CONVERSION          AND            JUNE 30,
                                                                       STATED          FEATURES        OPTIONS           2007
                                                                     ------------    ------------    -----------     ------------
BALANCE SHEET
Accrued expenses                                                     $  1,525,397    $    576,000    $         --    $  2,101,397
Warrant and option liability                                                   --              --       2,379,561       2,379,561
Beneficial conversion liability                                                --      26,269,071              --      26,269,071
Additional paid in capital                                             13,969,888        (595,147)     (2,561,339)     10,813,402
Deficit accumulated during developmental stage                        (16,400,573)    (26,249,924)        181,778     (42,468,719)

STATEMENT OF OPERATIONS (FOR THE THREE MONTHS ENDED JUNE 30, 2007)
Gain on change in fair value of warrant and option liability         $         --    $         --    $    692,799    $    692,799
Gain on change in fair value of beneficial conversion liability                --       7,923,801              --       7,923,801
General and administrative (compensation expense)                         444,544       3,661,741              --       4,106,285
Interest expense and financing costs                                      (74,307)    (29,958,427)       (511,021)    (30,543,755)

STATEMENT OF OPERATIONS (FOR THE NINE MONTHS ENDED JUNE 30, 2007)
Gain on change in fair value of warrant and option liability         $         --    $         --    $    692,799    $    692,799
Gain on change in fair value of beneficial conversion liability                --       7,923,801              --       7,923,801
General and administrative (compensation expense)                         932,668       3,661,741              --       4,594,409
Interest expense and financing costs                                     (144,895)    (29,958,427)       (511,021)    (30,614,343)

STATEMENT OF OPERATIONS (SINCE INCEPTION)
Gain on change in fair value of warrant and option liability         $         --    $         --    $    692,799    $    692,799
Gain on change in fair value of beneficial conversion liability                --       7,923,801              --       7,923,801
General and administrative (compensation expense)                      12,661,991       4,215,298              --      16,877,289
Interest expense and financing costs                                     (379,581)    (29,958,427)       (511,021)    (30,849,029)

STATEMENT OF CASH FLOWS (FOR THE NINE MONTHS ENDED JUNE 30, 2007)
Net (loss) gain                                                      $ (1,101,520    $(25,696,367)   $    181,778    $(26,616,109)
Gain on change in fair value of warrant and option liability                   --              --        (692,799)       (692,799)
Gain on change in fair value of beneficial conversion liability                --      (7,923,801)             --      (7,923,801)
Change in accrued expenses                                                319,558          96,000              --         415,558
Non-cash compensation expense                                                  --       3,565,741              --       3,565,741
Non-cash financing costs                                                       --      29,958,427         511,021      30,469,448

STATEMENT OF CASH FLOWS (SINCE INCEPTION)
Net (loss) gain                                                      $(16,400,573)   $(26,249,924)  $     181,778   $ (42,468,719)
Gain on change in fair value of warrant and option liability                   --              --        (692,799)       (692,799)
Gain on change in fair value of beneficial conversion liability                --      (7,923,801)             --      (7,923,801)
Change in accrued expenses                                              1,387,473         576,000              --       1,963,473
Non-cash compensation expense                                                  --       3,639,298              --       3,639,298
Non-cash financing costs                                                       --      29,958,427         511,021      30,469,448

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

RESTATEMENT OF PRIOR PERIOD. The Company issued twenty-five (25) secured convertible promissory notes between October 17, 2006 and February 27, 2007 for total proceeds to the Company of $750,000 ("Convertible Notes 1"). Convertible Notes 1 had a conversion price of $0.05 into common stock. Convertible Notes 1 contained a provision that would automatically adjust the conversion price if equity securities or instruments convertible into equity securities were issued at a conversion price less than $0.05.

On June 6, 2007, the Company issued five (5) convertible promissory notes for a total of $86,000 ("Convertible Notes 2"). No warrants were issued in connection with Convertible Notes 2. Convertible Notes 2 matures on or about December 31, 2008, and is convertible into common stock at $0.01.

As a result of the issuance of Convertible Notes 2, the conversion price for Convertible Notes 1 was adjusted down from $0.05 to $0.01. The decrease in the conversion price increased the potential dilutive shares from 15,000,000 to 75,000,000, and this subsequently increased the total outstanding and potential dilutive shares over the authorized common share limit of 150,000,000. Because there were insufficient authorized shares to fulfill all potential conversions, the Company should have classified all potentially dilutive securities as derivative liabilities as of June 6, 2007. The Company researched its debt and equity instruments and determined that the potentially dilutive securities are as follows:

     o    2001 Executive Officers Stock Option Plan
     o    Advisory Board Compensation
     o    Warrants Related to 2004 Stock Purchase Agreement
     o    Convertible Notes 1
     o    Convertible Notes 2
     o    Subordinated Convertible Notes 3
     o    Warrants related to Subordinated Convertible Notes 3

The Company analyzed the effect of the recalculation on the balance sheet and the statements of operations and cash flows as of June 30, 2007. The analysis and results were as follows:

2001 EXECUTIVE OFFICERS STOCK OPTION PLAN

In October 2000, the Company amended the employment agreements with its executive officers. In conjunction with the amendments, the Company adopted the 2001 Executive Officers Stock Option Plan ("Plan"). The Plan has reserved 7,576,680 shares of common stock and has issued options for the purchase of 7,034,140 shares of common stock. The options vest over five (5) years and expire ten (10) years from the date of issuance.

BALANCE SHEET

The Company determined that because there were not sufficient authorized shares available the embedded conversion feature met the definition of a derivative based on the SFAS No. 133 as of June 6, 2007.

The Company determined the fair value of the stock options to be $2,454,597 using the Black Sholes model with the following assumptions:


     o    risk free rate of return of 5.03%;
     o    volatility of 285%;
     o    dividend yield of 0%; and
     o    expected term of 3.87 years.


Therefore, at June 6, 2007 the Company will record on the accompanying balance sheet a liability of $2,454,597 for the fair value of the options and a reduction to additional paid in capital ("APIC") of $2,454,597.


The Company followed the guidance of SFAS No. 133, which requires all contracts classified as liabilities to be measured at fair value with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.


At June 30, 2007, the Company determined the fair value of the options to be $1,892,508 using the Black Sholes model with the following assumptions:


     o    risk free rate of return of 4.89%;
     o    volatility of 286%;
     o    dividend yield of 0%; and
     o    expected term of 3.81 years.


The decrease of $562,089 will be recorded as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF OPERATIONS

At June 30, 2007, the Company will record $562,089 as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF CASH FLOWS

Changes in the statement of cash flows were the result of the change in fair value of the liability of $562,089.

ADVISORY BOARD COMPENSATION

On October 1, 2004, the Company formed an advisory board consisting of four members. In exchange for their services, each member was to receive $5,000 monthly from October 1, 2004 to February 22, 2007, for a total of $576,000 to be paid to all members. Each member, in his sole discretion, was entitled to convert some or all of the cash amount owed to him into shares of common stock at a rate of $0.05 per share. If all of the members of the advisory board converted the total amount of cash compensation due to them into shares of common stock, the Company would be required to issue 11,520,000 shares. The Company determined that the accrued expense, embedded beneficial conversion features, embedded beneficial conversion feature discount, and related amortization expense were not recorded at the date of issuance or prior to the restatement. No payments have been made to any advisory board members and there has been no conversion by any advisory board members of the accrued liability into shares of common stock.

BALANCE SHEET


The Company determined that because there were not sufficient authorized shares available, the embedded conversion feature met the definition of a derivative based on SFAS No. 133 as of June 6, 2007.

The Company determined the fair value of the embedded conversion feature to be $3,614,932 using the Black Sholes model with the following assumptions:


     o    risk free rate of return of 4.99%;
     o    volatility  between  186%  and  277%;
     o    dividend yield of 0%; and
     o    an expected term of 0.52 years to 1.30 years.


Therefore, at June 6, 2007, the Company will record on the accompanying balance sheet an accrued liability of $576,000 for the accrued compensation and an embedded conversion derivative liability of $3,614,932.


The Company followed the guidance of SFAS No. 133, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.


At June 30, 2007, the Company determined the fair value of the embedded conversion feature to be $2,680,539 using the Black Sholes model with the following assumptions:


     o    risk free rate of return between 4.91% and 4.99%;
     o    volatility  between 167% and 279%;
     o    dividend  yield of 0%; and
     o    expected term of 0.45 years to 1.24 years.


The decrease of $934,393 will be recorded as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF OPERATIONS


The Company will record an adjustment of $3,661,741 to compensation expense which is the accrued advisory board compensation related to the fiscal year ended September 30, 2006 plus the fair value of the embedded derivative.


At June 30, 2007, the Company will record $934,393 as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF CASH FLOWS

Changes in the statement of cash flows were the result of the advisory board compensation accrued expense of $96,000, additional compensation expense for beneficial conversion features liability of $3,614,932, and change in fair value of the liability of $934,393.

WARRANTS RELATED TO 2004 STOCK PURCHASE AGREEMENT

Under the terms of a 2004 Stock Purchase Agreement, the Company issued warrants to purchase 1,463,336 shares of common stock at an exercise price of $0.03, which expired between February 9, 2007 and August 25, 2007. The Company determined that the warrants and related expense were not recorded at the date of issuance or prior to the restatement and there has been no exercise of the warrants into shares of common stock. As of June 6, 2007, only 333,335 warrants remained outstanding as all of the others had expired.

BALANCE SHEET


The Company determined that because there were not sufficient authorized shares available, the warrants met the definition of a derivative based on SFAS No. 133 as of June 6, 2007.


The Company calculated the fair value of the 333,335 warrants to be $106,742 at June 6, 2007 using the Black Sholes model with the following assumptions:


     o    risk free rate of return of 5.06%;
     o    volatility of 144%;
     o    dividend yield of 0%; and
     o    expected term between 0.01 years and 0.22 years.


The Company will record an accrued warrant derivative liability of $106,742 and a reduction to its additional paid in capital of $106,742 on the accompanying balance sheet.


The Company followed the guidance of SFAS No. 133, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.


At June 30, 2007, the Company determined the fair value of the embedded conversion feature to be $56,042 using the Black Sholes model with the following assumptions:


     o    risk free rate of return of 4.28%;
     o    volatility of 167%;
     o    dividend yield of 0%; and
     o    expected term of 0.10 years to .15 years.


The decrease of $50,700 will be recorded as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF OPERATIONS

The decrease of $50,700 will be recorded as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF CASH FLOWS

Changes in the statement of cash flows were the result of the change in fair value of the warrants of $50,700 on the statement of operations.

CONVERTIBLE NOTES 1

As of June 6, 2007, the Company had Convertible Notes 1 outstanding totaling $750,000 that were issued between October 17, 2006 and February 27, 2007. Convertible Notes 1 included an embedded beneficial conversion feature that allowed the holders to convert the Convertible Notes 1 into common stock at an initial rate of $0.05. Convertible Notes 1 matures between April 2008 and August 2008, accrues interest at 10%, and any accrued but unpaid interest is also convertible into common stock at $0.05. Because of the price protection offered holders of Convertible Notes 1 and the subsequent issuance of Convertible Note, 2, the conversion price was decreased from $0.05 to $0.01.

BALANCE SHEET


The Company determined that because there were not sufficient authorized shares available, the embedded conversion feature met the definition of a derivative based on SFAS No. 133 as of June 6, 2007.


The Company determined the fair value of the embedded conversion feature to be $27,057,645 using the Black Sholes model with the following assumptions:


     o    risk free rate of return of 4.99%;
     o    volatility  between 186% and 277%;
     o    dividend yield of 0%; and
     o    expected term of 0.87 years to 1.23 years.

Therefore, at June 6, 2007, the Company will record on the accompanying balance sheet an accrued embedded conversion derivative liability of $27,057,645, a reduction to additional paid in capital of $619,513 (the amount that had been previously recorded to APIC) and financing costs of $26,438,132.

At June 30, 2007, the Company determined the fair value of the embedded conversion feature to be $20,841,459 using the Black Sholes model with the following assumptions:


     o    risk free rate of return of 4.91%;
     o    volatility  between 197% and 279%;
     o    dividend yield of 0%; and
     o    expected term of 0.80 years to 1.17 years.


The decrease of $6,216,186 will be recorded as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF OPERATIONS

The Company will record the $26,438,132 as financing costs and record the decrease of $6,216,186 as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF CASH FLOWS

Changes in the statement of cash flows were the result of the non cash financing charge of $26,438,132 and the $6,216,186 change in accrued derivative liability.

CONVERTIBLE NOTES 2

On June 6, 2007, the Company issued five (5) convertible promissory notes for a total of $86,000. No warrants were issued in connection with Convertible Notes
2. The Convertible Notes 2 matures on or about December 31, 2008, accrues interest at 10% and is convertible at $0.01.

BALANCE SHEET

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS No. 133 as of June 6, 2007.

The Company determined the fair value of the embedded conversion feature to be $2,982,540 using the Black Sholes model with the following assumptions:


     o    risk free rate of return of 4.99%;
     o    volatility of 277%;
     o    dividend yield of 0%; and
     o    expected term of 1.57 years.


Therefore, at June 6, 2007, the Company will record on the accompanying balance sheet an accrued embedded conversion derivative liability of $2,982,540 and financing costs of $2,982,540.

At June 30, 2007, the Company determined the fair value of the embedded conversion feature to be $2,310,505 using the Black Sholes model with the following assumptions:


     o    risk free rate of return of 4.87%;
     o    volatility of 279%;
     o    dividend yield of 0%; and
     o    expected term of 1.51 years.


The decrease of $672,035 will be recorded as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF OPERATIONS

The Company will record the $2,982,540 as financing costs and the decrease of $672,035 as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF CASH FLOWS

Changes in the statement of cash flows were the result of the non cash financing charge of $2,982,540 and the $672,035 change in accrued derivative liability.

SUBORDINATED CONVERTIBLE NOTES 3

On June 21, 2007, the Company issued two subordinated convertible promissory notes ("Subordinated Convertible Notes 3") for a total of $500,000. The Company issued to the investors 1,136,364 five year warrants with an exercise price of $0.50. In addition, the Company issued 465,908 warrants as a placement fee which have the same terms as the warrants issued to the investors. The Subordinated Convertible Notes 3 mature on June 20, 2008, accrues interest at 8% and is convertible at $0.22.

BALANCE SHEET


The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS No. 133 as of June 6, 2007.


The Company determined the fair value of the embedded conversion feature to be $537,755 using the Black Sholes model with the following assumptions:


     o    risk free rate of return of 4.96%;
     o    volatility of 196%;
     o    dividend yield of 0%; and
     o    expected term of 1 year.


Therefore, at June 21, 2007, the Company will record in the accompanying balance sheet an accrued embedded conversion derivative liability of $537,755 and financing costs of $537,755.

At June 30, 2007, the Company determined the fair value of the embedded conversion feature to be $436,568 using the Black Sholes model with the following assumptions:


     o    risk free rate of return of 4.91%;
     o    volatility of 197%;
     o    dividend yield of 0%; and
     o    expected term of 0.98 years.


The decrease of $101,187 will be recorded as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF OPERATIONS

The Company will record the $537,755 as financing costs and will record the decrease of $101,187 as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF CASH FLOWS

Changes in the statement of cash flows were the result of the non cash financing charge of $537,775 and change in accrued derivative liability of $101,187.

WARRANTS RELATED TO SUBORDINATED CONVERTIBLE NOTES 3

On June 21, 2007, the Company issued to the investors 1,136,364 five year warrants with an exercise price of $0.50. In addition, the Company issued 465,908 warrants as a placement fee, which have the same terms as the warrants issued to the investors.

BALANCE SHEET


The Company determined that because there were not sufficient authorized shares available that the warrants met the definition of a derivative based on SFAS No. 133 as of June 6, 2007.


The Company calculated the fair value of the 1,136,364 and 465,908 warrants to be $362,426 and $148,595, respectively, at June 21, 2007 using the Black Sholes model with the following assumptions:


     o    risk free rate of return of 5.06%;
     o    volatility of 265%;
     o    dividend yield of 0%; and
     o    expected term of 5 years.


The Company will record an accrued warrant derivative liability of $511,021 and financing costs of $511,021.


The Company followed the guidance of SFAS No. 133, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

At June 30, 2007, the Company determined the fair value of the warrants to be $431,011 using the Black Sholes model with the following assumptions:

     o    risk free rate of return of 4.92%;
     o    volatility of 265%;
     o    dividend yield of 0%; and
     o    expected term of 4.98 years.

The decrease of $80,010 will be recorded as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF OPERATIONS

The Company will record as financing costs $511,021 and will record the decrease of $80,010 as a change in accrued derivative liability in the accompanying statement of operations.

STATEMENT OF CASH FLOWS

Changes in the statement of cash flows were the result of the non cash financing charge of $511,021 and a change in accrued derivative liability of $80,010.

The following table shows the effect of each of the changes discussed above on the Company's balance sheet, statement of operation, and statement of cash flows for the three and nine months ended June 30, 2007.

                                                                         AS           BENFICIAL        WARRANTS           AS
                                                                      PREVIOUSLY     CONVERSION          AND           RESTATED
                                                                        STATED        FEATURES         OPTIONS         JUNE 30,
                                                                                                                         2007
                                                                     -------------   -----------     -----------     ------------
BALANCE SHEET
Accrued expenses                                                     $  1,525,397    $    576,000    $         --    $  2,101,397
Warrant and option liability                                                   --              --       2,379,561       2,379,561
Beneficial conversion liability                                                --      26,269,071              --      26,269,071
Additional paid in capital                                             13,969,888        (595,147)     (2,561,339)     10,813,402
Deficit accumulated during developmental stage                        (16,400,573)    (26,249,924)        181,778     (42,468,719)

STATEMENT OF OPERATIONS (FOR THE THREE MONTHS ENDED JUNE 30, 2007)
Gain on change in fair value of warrant and option liability         $         --    $         --    $    692,799    $    692,799
Gain on change in fair value of beneficial conversion liability                --       7,923,801              --       7,923,801
General and administrative (compensation expense)                         444,544       3,661,741              --       4,106,285
Interest expense and financing costs                                      (74,307)    (29,958,427)       (511,021)    (30,543,755)

STATEMENT OF OPERATIONS (FOR THE NINE MONTHS ENDED JUNE 30, 2007)
Gain on change in fair value of warrant and option liability         $         --    $         --    $    692,799    $    692,799
Gain on change in fair value of beneficial conversion liability                --       7,923,801              --       7,923,801
General and administrative (compensation expense)                         932,668       3,661,741              --       4,594,409
Interest expense and financing costs                                     (144,895)    (29,958,427)       (511,021)    (30,614,343)

STATEMENT OF OPERATIONS (SINCE INCEPTION)
Gain on change in fair value of warrant and option liability         $         --    $         --    $    692,799    $    692,799
Gain on change in fair value of beneficial conversion liability                --       7,923,801              --       7,923,801
General and administrative (compensation expense)                      12,661,991       4,215,298              --      16,877,289
Interest expense and financing costs                                     (379,581)    (29,958,427)       (511,021)    (30,849,029)

STATEMENT OF CASH FLOWS (FOR THE NINE MONTHS ENDED JUNE 30, 2007)
Net (loss) gain                                                      $ (1,101,520    $(25,696,367)   $    181,778    $(26,616,109)
Gain on change in fair value of warrant and option liability                   --              --        (692,799)       (692,799)
Gain on change in fair value of beneficial conversion liability                --      (7,923,801)             --      (7,923,801)
Change in accrued expenses                                                319,558          96,000              --         415,558
Non-cash compensation expense                                                  --       3,565,741              --       3,565,741
Non-cash financing costs                                                       --      29,958,427         511,021      30,469,448

STATEMENT OF CASH FLOWS (SINCE INCEPTION)
Net (loss) gain                                                      $(16,400,573)   $(26,249,924)  $     181,778   $ (42,468,719)
Gain on change in fair value of warrant and option liability                   --              --        (692,799)       (692,799)
Gain on change in fair value of beneficial conversion liability                --      (7,923,801)             --      (7,923,801)
Change in accrued expenses                                              1,387,473         576,000              --       1,963,473
Non-cash compensation expense                                                  --       3,639,298              --       3,639,298
Non-cash financing costs                                                       --      29,958,427         511,021      30,469,448


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

RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006, AS RESTATED). The Company was relatively inactive during the quarter ended June 30, 2006 due to lack of resources. During the first nine months of fiscal 2007, the Company raised capital through the sale of Convertible Debentures, and was able to resume activities in the first quarter of fiscal 2007. Revenues for both the three month period ended June 30, 2006 and the three month period ended June 30, 2007 were zero, as the Company has not yet commenced the sale of products. General and administrative expenses for the period of three months ended June 30, 2007 totaled $4,106,285, an increase of $3,864,049 over the $242,236 incurred in the corresponding period in 2006, due to the resumption of development and capital-raising activities and advisory board compensation expense of $3,661,741. Interest expense and financing costs increased by $30,541,349 from $2,406 for the quarter ended June 30, 2006 to $30,543,755 for the quarter ended June 30, 2007. The increase represents interest on convertible notes issued during the past nine months and financing costs of $30,469,448 related to beneficial conversion features on the Company's convertible notes and warrants issued in connection with those notes. Increase in gain on change in fair value of the warrant and option liability was $692,799 for the three months ended June 30, 2007 and represents the decrease in the fair value of the warrant and option liability. The warrants and options were required to be classified as liabilities as of June 6, 2007, and valued at fair value on each balance sheet date, with the change in value reported in earnings. Therefore, there was no increase or decrease in the change in the option and warrant liability for the three months ended June 30, 2006. The increase in the gain on change in fair value of the beneficial conversion liability was $7,923,801 for the three months ended June 30, 2007 and represents the decrease in the fair value of the beneficial conversion liability. The beneficial conversion features were required to be classified as liabilities as of June 6, 2007, and valued at fair value on each balance sheet date, with the change reported in earnings. Therefore, there was no increase or decrease in the change of beneficial conversion liability for the three months ended June 30, 2006.

As a result of these items, the loss for the three months ended June 30, 2007 was $26,042,220 representing an increase of $25,789,833 over the loss of $252,387 for the corresponding period in the 2006 fiscal year.

RESULTS OF OPERATIONS (NINE MONTHS ENDED JUNE 30, 2007 COMPARED TO NINE MONTHS ENDED JUNE 30, 2006, AS RESTATED). During the first nine months of fiscal 2007, the Company raised capital through the sale of Convertible Debentures, and was able to resume activities in the first quarter of fiscal 2007. Revenues for both the nine month period ended June 30, 2006 and the nine month period ended June 30, 2007 were zero, as the Company has not yet commenced the sale of products. General and administrative expenses for the nine months ended June 30, 2007 totaled $4,549,409, an increase of $4,147,162 over the $447,247 incurred in the corresponding period in 2006, due to the resumption of development and capital-raising activities and advisory board compensation expense of $3,661,741. Interest expense and financing costs increased by $30,607,125 from $7,218 for the nine months ended June 30, 2006 to $30,614,343 for the nine months ended June 30, 2007. The increase represents interest on convertible notes issued during the past nine months and financing costs of $30,469,448 related to beneficial conversion features on the Company's convertible notes and warrants issued in connection with those notes. Increase in gain on change in fair value of the warrant and option liability was $692,799 for the nine months ended June 30, 2007 and represents the decrease in the fair value of the warrant and option liability. The warrants and options were required to be classified as liabilities as of June 6, 2007, and valued at fair value on each balance sheet date, with the change in value reported in earnings. Therefore, there was no increase or decrease in the change in the option and warrant liability for the nine months ended June 30, 2006. The increase in the gain on change in fair value of the beneficial conversion liability was $7,923,801 for the nine months ended June 30, 2007 and represents the decrease in the fair value of the beneficial conversion liability. The beneficial conversion features were required to be classified as liabilities as of June 6, 2007, and valued at fair value on each balance sheet date, with the change reported in earnings. Therefore, there was no increase or decrease in the change of beneficial conversion liability for the nine months ended June 30, 2006.

As a result of these items, the loss for the nine months ended June 30, 2007 was $26,616,109 representing an increase of $26,043,937 over the loss of $572,172 for the nine months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES, AS RESTATED. On June 30, 2007, the Company had cash and cash equivalents of $455,563. The sole source of liquidity has been borrowings from affiliates and the sale of securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that anticipated proceeds from sales of securities and other financing activities, plus possible cash flow from operations during the 2007 fiscal year, will be sufficient to finance the Company's operations. However, the Company has no commitments for financing, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the fiscal year.

As of June 30, 2007, the Company had an accumulated deficit of $42,468,719. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

GOING CONCERN OPINION. We currently have insufficient assets to continue our operations, unless we secure additional financing. As a result of our ongoing losses, lack of revenues from operations, and accumulated deficits, there is doubt about our ability to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES. At the end of the period covered by this Form 10-QSB, the Company's then management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer determined that at the time of its original filing, such controls and procedures were effective to ensure that information relating to the Company required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The management also reported that there had been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Subsequent to the original filing of this Form 10-QSB for the period ended June 30, 2007 on August 14, 2007, the Company identified the following material weaknesses as of June 30, 2007:

           (1) Insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the SEC; and

           (2) lack of audit committee to oversee the Company's accounting and financial reporting processes, as well as approval of the Company's independent auditors.

           These material weaknesses may also constitute deficiencies in the disclosure of controls and procedures. In light of these weaknesses, the Company's management, including the CEO and CFO, have concluded that as of the Evaluation Date, the disclosure controls and procedures were not effective, in that they did not ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to its management including its Chief Executive and Financial Officers, to allow timely decisions regarding required disclosure. To address this ineffectiveness of its disclosure controls and procedures, the Company is continuing with corrective actions, including the search for additional staff with certain qualifications and independent internal reviews of key account reconciliations, to ensure that the financial statements and other financial information included in this quarterly report are complete and accurate in all material respects.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5. OTHER INFORMATION

       None

ITEM 6. EXHIBITS


10.1 Form of Securities Purchase Agreement, dated as of June 18, 2007, between Sionix Corporation and certain investors. (1)

10.2 Form of Convertible Debenture, dated as of June 18, 2007, issued by Sionix Corporation to certain investors. (1)

10.3 Form of Registration Rights Agreement, dated as of June 18, 2007, between Sionix Corporation and certain investors. (1)

10.4 Form of Warrant, dated as of June 18, 2007, issued by Sionix Corporation to certain investors. (1)

31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

------------
*    Filed herewith.
(1) Filed on August 14, 2007 as an exhibit to our Form 10-KSB, and incorporated by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SIONIX CORPORATION

Date: January 5, 2010
                                           By: /s/ James R. Currier
                                           -------------------------------------

                                           James R. Currier, Chairman and
                                            Chief Executive Officer


                                           By: /s/ David R. Wells
                                           ----------------------------------
                                           David R. Wells, President,
                                           Chief Financial Officer and Director