Form 10-K/A
period 2007-09-30
SIONIX CORP
filed 2010-01-13
CIK 764667

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment Number 3)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2007

Commission File No. 2-95626-D

SIONIX CORPORATION

(Name of small business issuer in its charter)

Nevada	87-0428526
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2801 Ocean Park Blvd., Suite 339, Santa Monica, California	90405
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number:  (847) 235-4566

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $.001 PER SHARE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑

The issuer’s revenues for the year ended September 30, 2007 were $0.

The aggregate market value of the voting stock held by non-affiliates as of January 16, 2009, computed based on the closing price reported on the OTC Bulletin Board, was $13,668,462.

As of January 16, 2009, there were 136,684,616 shares of Common Stock of the issuer outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

EXPLANATORY NOTE

On August 28, 2009 we disclosed that on August 7, 2009, our board of directors, in consultation with its then independent registered public accounting firm, concluded that there were errors in our financial statements for the fiscal years ended September 30, 2007 and September 30, 2008, as well as errors in certain of the interim financial statements for those years, and that the financial statements needed to be restated. The errors include the following:

(i)

On May 28, 2008 we determined that, due to the oversubscription of common stock, the conversion feature of the convertible notes and all of the warrants and options that we issued required reclassification from equity to a liability for the fiscal year ended September 30, 2007 and the quarter ended December 31, 2007. These financial statements had been restated and included in Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 that were filed with the Securities and Exchange Commission on February 3, 2009 and February 18, 2009, respectively. We have since performed additional analysis and determined that the conversion feature required liability classification using the fair value due to the anti-dilution term within the Secured Convertible Promissory Notes we issued from October 2006 to February 2007.

(ii)

On May 28, 2008 we determined that the conversion feature included in compensation to be paid to the members of our Advisory Board should have been calculated using the fair value method and restated our financial statements for the fiscal year ended September 30, 2007 and December 31, 2007 to include that information. Subsequently, we performed additional analysis and determined that the conversion feature required the use of the intrinsic value method.

The primary purpose of this Amendment No. 3 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “Original Report”) is to disclose the restatement of our financial statements. A complete discussion of the restatement is included in the section of this Amendment No. 3 titled “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” and in note 17 to our restated financial statements for the fiscal year ended September 30, 2007. As a result of the restatement, the following adjustments were made to our financial statements for the fiscal year ended September 30, 2007:

	As Previously Stated	Benficial Conversion Features	Warrants and Options	As Restated June 30, 2007
Balance Sheet
Accrued expenses	$2,068,114	$195,559	$––	$2,263,673
Warrant and option liability	2,426,846	––	703,885	3,130,731
Beneficial conversion liability	2,006,812	30,210,100	––	32,216,912
Additional paid-in capital	10,762,982	––	334,746	11,097,728
Deficit accumulated during developmental stage	(18,020,836)	(30,405,659)	(1,038,631)	(49,465,126)

Statement of Operations (for the year ended September 30, 2007)
Gain (loss) on change in fair value of warrant and option liability	$469,311	$––	$(140,838)	$328,473
Gain (loss) on change in fair value of beneficial conversion liability	(4,044)	4,168,621	––	4,164,577
General and administrative	1,045,725	4,037,578	––	5,083,303
Interest and financing costs	(942,243)	(30,536,702)	(897,793)	(32,376,738)

Statement of Operations (since inception)
Gain (loss) on change in fair value of warrant and option liability	$469,311	$––	$(140,838)	$328,473
Gain (loss) on change in fair value of beneficial conversion liability	(4,044)	3,918,075	––	3,914,031
General and administrative	13,329,505	3,787,032	––	17,116,537
Interest and financing costs	(1,176,929)	(30,536,702)	(897,793)	(32,611,424)

Statement of Cash Flows (for the year ended September 30, 2007)
Net loss	$(2,168,226)	$(30,405,659)	$(1,038,631)	$(33,612,516)
(Gain) loss on change in fair value of warrant and option liability	(469,311)	––	140,838	(328,473)
(Gain) loss on change in fair value of beneficial conversion liability	4,044	(4,168,621)	––	(4,164,577)
Change in accrued expenses	1,445,946	576,000	––	2,021,946
Non-cash compensation expense	––	3,461,578	––	3,461,578
Non-cash financing costs	––	30,536,702	897,793	31,434,495

Statement of Cash Flows (since inception)
Net loss	$(18,020,836)	$(30,405,659)	$(1,038,631)	$(49,465,126)
(Gain) loss on change in fair value of warrant and option liability	(469,311)	––	140,838	(328,473)
(Gain) loss on change in fair value of beneficial conversion liability	4,044	(4,168,621)	––	(4,164,577)
Change in accrued expenses	2,006,812	576,000	––	2,582,812
Non-cash compensation expense	––	3,461,578	––	3,461,578
Non-cash financing costs	––	30,536,702	897,793	31,434,495

Changes have also been made to the following items, either to correct, enhance or clarify information:

Part I

Item 1.

Description of Business, including the section titled “Cautionary Factors that may Affect Future Results”

Item 1A.

Risk Factors

Item 2.

Description of Property

Item 8A.

Controls and Procedures

This Amendment No. 3 includes information contained in the Original Report, and we have made no attempt in this Amendment No. 3 to modify or update the disclosures presented in the Original Report, except as identified above.

The disclosures in this Amendment No. 3 continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings. The filing of this Amendment No. 3 shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I

ITEM 1

DESCRIPTION OF BUSINESS.

We design and develop turn-key stand-alone water treatment systems for: municipalities (both potable and wastewater), industrial (both make-up water and wastewater), emergency response, military and small residential communities. Sionix was initially incorporated in Utah in 1996, and reincorporated in Nevada in 2003. As of December 21, 2009, our executive offices and principal operations are located at 2801 Ocean Park Blvd., Suite 339, Santa Monica, California 90405. Our telephone number is (714) 678-1000, and our website is located at www.sionix.com.

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

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of $33,612,516for the year ended September 30, 2007 and a net loss of $1,049,319 for the year ended September 30, 2006. As of September 30, 2007 our accumulated deficit was $49,465,126. We have not achieved profitability on a quarterly or on an annual basis. We may not be able to generate revenues or reach a level of revenue to achieve profitability.

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

Our audited financial statements for the period ended September 30, 2007 were prepared on a going concern basis in accordance with United States generally accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our inability to generate revenue raises substantial doubt as to our ability to continue as a going concern. In the absence of revenues, we are seeking to raise additional funds to meet our working capital needs principally through the additional sales of our securities or debt financings. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 may result in actions filed against us by regulatory agencies or in a reduction in the price of our common stock.

We are required to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002 and related regulations. Any material weakness in our internal control over financial reporting that needs to be addressed, or disclosure of a material weakness in management’s assessment of internal control over financial reporting, may reduce the price of our common shares because investors may lose confidence in our financial reporting. Our failure to maintain effective internal control over financial reporting could also lead to actions being filed against us by regulatory agencies.

In connection with the restatement of our consolidated financial statements for the year ended September 30, 2007, we identified weaknesses in internal control over financial reporting that were material weaknesses as defined by standards established by the Public Company Accounting Oversight Board. The deficiencies related to our lack of a sufficient number of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the SEC and our lack of an audit committee to oversee our accounting and financial reporting processes, as well as other matters. (See the discussion of our Controls and Procedures at Item 8A of this Amendment No. 3.) We cannot assure you that our remediation of our internal control over financial reporting relating to the identified material weaknesses will establish the effectiveness of our internal control over financial reporting or that we will not be subject to material weaknesses in the future.

The restatement of our financial statements may result in litigation or government enforcement actions. Any such action would likely harm our business, financial condition and results of operations.

We have restated our financial statements and other financial information for the year ended September 30, 2007. The restatement of our financial statements may expose us to risks associated with litigation, regulatory proceedings and government enforcement actions. In addition, securities class action litigation has often been brought against companies who have been unable to provide current public information or who have restated previously filed financial statements.

Any of these actions could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition and results of operations.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 150,000,000 shares of common stock. As of September 30, 2007, there were 106,635,201 shares of common stock outstanding. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently quoted on the OTC Bulletin Board.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the Company’s equity compensation plans as of September 30, 2007.

Plan category	No. of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	No. of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	-0-	––	-0-
Equity compensation plans not approved by stockholders	7,034,140	.15	542,540
Total	7,034,140	.15	542,540

Recent Issuances of Unregistered Securities

In July 2007, we completed a private offering, principally to private investment funds, in the amount of $1,025,000. The investors received Subordinated Convertible Debentures that bear interest at 8% per annum, mature twelve months after issuance, and are convertible into our common stock at a conversion price of $ .22 per share.

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

	As
	Originally	As
	Calculated	Recalculated
Authorized shares per Articles of Incorporation	150,000,000	150,000,000
Outstanding shares	(106,635,201)	(106,635,201)
Available shares	43,364,799	43,364,799

Securities convertible or exercisable into common stock shares:
2001 Executive Officers Stock Option Plan	7,343,032	7,034,140
Advisory Board Compensation		11,520,000
2004 Stock Purchase Agreement		1,463,336
Warrants Related to 2004 Stock Purchase Agreement		1,463,336
Beneficial Conversion Features	32,009,087	36,606,318
Warrants Related to $1,025,000 of Subordinated Convertible Debentures	2,159,088	2,795,454
	41,511,207	60,882,584

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

Table 1

	As Previously Stated	2001 Executive Officers Option Plan	Advisory Board Compensation	Warrants Related to 2004 Stock Purchase Agreement	Beneficial Conversion Features and Beneficial Conversion Features Discount	Warrants Related to $1,025,000 of Convertible Bridge Notes and Warrant Discount	Reclassifi- cations	As Restated
Balance Sheet
Accrued expenses	$1,687,673		$380,441					$2,068,114
Convertible Notes, net	920,337				(73,114)	(70,751)		776,472
Warrant liability	––	1,926,914				499,932		2,426,846
Beneficial conversion feature liability			576,000		1,430,812			2,006,812
Additional paid-in capital	14,712,527	(2,271,879)	(269,851)	(45,663)	(1,021,569)	(340,583)		10,762,982
Deficit accumulated during development stage	(17,300,147)	344,965	(686,590)	45,663	(336,129)	(88,598)		(18,020,836)

Statement of Operations (for the year ended September 30, 2007)
General and administrative	$1,423,347		$153,354			$87,736	$(618,712)	$1,045,725
Research and development	––						526,466	526,466
Interest expense	(550,935)				(336,129)	(55,179)		(942,243)
Decrease in warrant liability	––	344,965		70,029		54,317		469,311
Increase in beneficial conversion feature			(4,044)					(4,044)
Legal settlement	––						(89,654)	(89,654)
Income tax expense							2,592	2,592
Basic and dilutive loss per share	0.02							0.02

Statement of Operations (since inception)
General and administrative	$13,585,568		$250,546	$24,367		$87,736	$(618,712)	$13,329,505
Research and development	1,449,474						526,466	1,975,940
Interest expense	(785,621)				(336,129)	(55,179)		(1,176,929)
Decrease in warrant liability	––	344,965		70,029		54,317		469,311
Increase in beneficial conversion feature			(4,044)					(4,044)
Legal settlement	434,603						(89,654)	344,949
Income tax expense	9,900						2,592	12,492

Table 1 (continued)

	As Previously Stated	2001 Executive Officers Option Plan	Advisory Board Compensation	Warrants Related to 2004 Stock Purchase Agreement	Beneficial Conversion Features and Beneficial Conversion Features Discount	Warrants Related to $1,025,000 of Convertible Bridge Notes and Warrant Discount	Reclassifi- cations	As Restated
Statement of Cash Flows (for the year ended September 30, 2007)
Net loss	$(2,001,095)	$344,965	$(157,398)	$70,029	$(336,129)	$(88,598)		$(2,168,226)
Other			(799,044)					(799,044)
Stock based compensation expense- consultant	84,292					124,697		208,989
Decrease in warrant liability	––	(344,965)		(70,029)		(54,317)		(469,311)
Increase in beneficial conversion feature liaiblity			4,044					4,044
Accrued expenses	566,278		895,044				(15,376)	1,445,946
Accrual of liquidating damages	––						15,375	15,375

Statement of Cash Flows (since inception)
Net loss	$(17,030,296)	$344,965	(956,441	45,663	(336,129)	(88,598)		(18,020,836)
Other			(799,044)					(799,044)
Stock based compensation expense-consultant	2,840,172					124,697		2,964,869
Decrease in warrant liability	––	––		––		––		––
Increase in beneficial conversion feature liaiblity			––					––
Amoritzation of consulting fees	13,075						(13,075)	––
Increase in warranty liability	––	(344,965)	––	(70,029)		(54,317)		(469,311)
Decrease in other assets	40,370						(40,370)	––
Increase in advances to employees	(512,077)						512,077	––
Decrease in other receivables	3,000						(3,000)	––
Increase in deposits	(104,600)						104,600	––
Other current assets	––						(1,350	(1,350)
Other assets	––						(104,600	(104,600)
Accrued expenses	2,021,239						(14,427	2,006,812
Accrual of liquidating damages							15,375	15,375
Proceeds from issuance of notes	2,318,433						(457,433	1,861,000
Proceeds from notes payable, related	––						457,433	457,433
Increase in fair value of beneficial conversion features discount at date of issuance					4,044			4,044
Issuance of common stock for cash	7,376,094						10,000	7,386,094
Receipt of cash for stock to be issued	53,900						(10,000	43,900

Subsequent Restatement to Previous Restatement

As discussed above, the Company restated its September 30, 2007 financial statements due to a comment letter received from the Securities and Exchange Commission. However, the restatement did not properly account for certain derivative transactions as discussed below.

The Company issued approximately 25 secured convertible promissory notes between October 17, 2006 and February 27, 2007 for total proceeds to the Company of $750,000 (“Convertible Notes 1”). Convertible Notes 1 could be converted into shares of the Company’s common stock at a conversion price of $0.05 per share. Convertible Notes 1 contained a provision that would automatically adjust the conversion price if equity securities or instruments convertible into equity securities were issued at a conversion price of less than $0.05.

On June 6, 2007, the Company issued 5 convertible promissory notes for a total of $86,000 (“Convertible Notes 2”). No warrants were issued in connection with Convertible Notes 2. Convertible Notes 2 matures on or about December 31, 2008, and is convertible into common stock at $0.01 per share.

As a result of the issuance of Convertible Notes 2, the conversion price for Convertible Notes 1 was adjusted down from $0.05 to $0.01. The decrease in the conversion price increased the potential dilutive shares from 15,000,000 to 75,000,000, and this subsequently increased the total outstanding and potential dilutive shares over the authorized common share limit of 150,000,000. Because there were insufficient authorized shares to fulfill all potential conversions, the Company should have classified all potentially dilutive securities as derivative liabilities as of June 6, 2007. The Company researched its debt and equity instruments and determined that the potentially dilutive securities are as follows:

•

2001 Executive Officers Stock Option Plan

•

Advisory Board Compensation

•

Warrants Related to 2004 Stock Purchase Agreement

•

Convertible Notes 1

•

Convertible Notes 2

•

Subordinated Convertible Notes 3

•

Warrants related to Subordinated Convertible Notes 3

The Company analyzed the effect of the recalculation on the balance sheet and the statements of operations and cash flows as of June 30, 2007. The analysis and results were as follows:

2001 Executive Officers Stock Option Plan

In October 2000, the Company amended the employment agreements with its executive officers. In conjunction with the amendments, the Company adopted the 2001 Executive Officers Stock Option Plan (“Plan”). The Plan has reserved 7,576,680 shares of common stock and has issued options for the purchase of 7,034,140 shares of common stock. The options vest over 5 years and expire 10 years from the date of issuance.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available, the embedded conversion feature met the definition of a derivative based on Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) as of June 6, 2007.

The Company determined the fair value of the stock options to be $2,454,597 using the Black Sholes model with the following assumptions:

•

risk free rate of return of 5.03%;

•

volatility of 285%;

•

dividend yield of 0%; and

•

expected term of 3.87 years.

Therefore, at June 6, 2007 the Company recorded on the accompanying balance sheet an accrued liability of $2,454,597 for the fair value of the options and a reduction to additional paid in capital (“APIC”) of $2,454,597.

The Company followed the guidance of SFAS 133, which requires all contracts classified as liabilities to be measured at fair value with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

At September 30, 2007, the Company determined the fair value of the options to be $2,240,124 using the Black Sholes model with the following assumptions:

•

risk free rate of return of 4.03%;

•

volatility of 283%;

•

dividend yield of 0%; and

•

expected term of 3.56 years.

In order to adjust the liability to the proper balance, the Company recorded an increase in the liability of $130,491 that was recorded as a change in accrued derivative liability in the accompanying statement of operations.

Statement of Operations

At September 30, 2007, the Company recorded $130,491 as a change in accrued derivative liability in the accompanying statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the change in fair value of the liability of $130,491.

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

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS 133 as of June 6, 2007.

The Company determined the fair value of the embedded conversion feature to be $3,614,932 using the Black Sholes model with the following assumptions:

•

risk free rate of return of 4.99%;

•

volatility between 186% and 277%;

•

dividend yield of 0%; and

•

an expected term of 0.52 years to 1.30 years.

Therefore, at June 6, 2007, the Company recorded on the accompanying balance sheet an accrued liability of $576,000 for the accrued compensation and an embedded conversion derivative liability of $3,614,932.

The Company followed the guidance of SFAS 133, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

At September 30, 2007, the Company determined the fair value of the embedded conversion feature to be $3,128,617 using the Black Sholes model with the following assumptions:

•

risk free rate of return of 4.09%;

•

volatility of 121%;

•

dividend yield of 0%; and

•

expected term of 0.20 years to 0.98 years.

Statement of Operations

The Company recorded an adjustment of $4,037,578 to compensation expense, which is the accrued advisory board compensation related to the fiscal year ended September 30, 2007 plus the fair value of the embedded derivative.

At September 30, 2007, the Company recorded $1,289,402 as a gain on change in fair value of the beneficial conversion option in the accompanying statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the advisory board compensation accrued expense of $576,000, additional compensation expense for beneficial conversion features liability of $3,461,578 (total compensation expense of $4,037,578 less $576,000 that is shown as a change in accrued expenses), and a decrease in fair value of beneficial conversion liability of $1,289,402.

Warrants Related to 2004 Stock Purchase Agreement

Under the terms of a 2004 Stock Purchase Agreement, the Company issued warrants to purchase 1,463,336 shares of common stock at an exercise price of $0.03, which expired between February 9, 2007 and August 25, 2007. The Company determined that the warrants and related expense were not recorded at the date of issuance or prior to the restatement and there has been no exercise of the warrants into shares of common stock. As of September 30, 2007, all of the warrants had expired.

Convertible Notes 1

As of June 6, 2007, the Company had Convertible Notes 1 outstanding totaling $750,000 that were issued between October 17, 2006 and February 27, 2007. Convertible Notes 1 included an embedded beneficial conversion feature that allowed the holders to convert the Convertible Notes 1 into common stock at an initial rate of $0.05. Convertible Notes 1 mature between April 2008 and December 2008, accrue interest at 10%, and any accrued but unpaid interest is also convertible into common stock at $0.05. Because of the price protection offered holders of Convertible Notes 1 and the subsequent issuance of Convertible Notes 2, the conversion price was decreased from $0.05 to $0.01.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS 133 as of June 6, 2007.

The Company determined the fair value of the embedded conversion feature to be $27,057,645 using the Black Sholes model with the following assumptions:

•

risk free rate of return of 4.99%;

•

volatility between 186% and 277%;

•

dividend yield of 0%; and

•

expected term of 0.87 years to 1.23 years.

Therefore, at June 6, 2007, the Company recorded on the accompanying balance sheet an accrued embedded conversion derivative liability of $27,057,645, a reduction to additional paid in capital of $619,513 (the amount that had been previously recorded to APIC) and financing costs of $26,438,132.

At September 30, 2007, the Company determined the fair value of the embedded conversion feature to be $25,292,237 using the Black Sholes model with the following assumptions:

•

risk free rate of return of 4.09%;

•

volatility of189%;

•

dividend yield of 0%; and

•

expected term of 0.55 years to 0.91 years.

Statement of Operations

The Company recorded the $26,438,132 as interest and financing costs and recorded the decrease of $2,576,707 as a gain on change in fair value of beneficial conversion liability in the accompanying statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the non-cash financing charge of $26,438,132 and the $2,576,707 decrease in fair value of beneficial conversion option.

Convertible Notes 2

On June 6, 2007, the Company issued 5 convertible promissory notes for a total of $86,000. No warrants were issued in connection with Convertible Notes 2. The Convertible Notes 2 mature on or about December 31, 2008, accrue interest at 10% and are convertible at $0.01.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS 133as of June 6, 2007.

The Company determined the fair value of the embedded conversion feature to be $2,982,540 using the Black Sholes model with the following assumptions:

•

risk free rate of return of 4.99%;

•

volatility of 277%;

•

dividend yield of 0%; and

•

expected term of 1.57 years.

Therefore, at June 6, 2007, the Company recorded on the accompanying balance sheet an accrued embedded conversion derivative liability of $2,982,540 and financing costs of $2,982,540.

At September 30, 2007, the Company determined the fair value of the embedded conversion feature to be $2,787,690 using the Black Sholes model with the following assumptions:

•

risk free rate of return of 4.05%;

•

volatility of 241%;

•

dividend yield of 0%; and

•

expected term of 1.25 years.

Statement of Operations

The Company recorded the $2,982,540 as interest and financing costs and the decrease of $194,850 as a gain on change in fair value of beneficial conversion liability in the accompanying statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the non-cash financing charge of $2,982,540 and the $194,850 decrease in fair value of beneficial conversion option.

Subordinated Convertible Notes 3

From June 21, 2007 through July 17, 2007, the Company issued 11 subordinated convertible promissory notes (“Subordinated Convertible Notes 3”) for a total of $1,025,000. The Company issued to the investors 2,329,546 five year warrants with an exercise price of $0.50. In addition, the Company issued 465,908 warrants as a placement fee, which have the same terms as the warrants issued to the investors. The Subordinated Convertible Notes 3 mature one year from date of issuance, accrue interest at 8% and are convertible at $0.22.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS 133as of June 6, 2007.

The Company determined the fair value of the embedded conversion feature to be $1,116,030 using the Black Sholes model with the following assumptions:

•

risk free rate of return between 4.96% and 5%;

•

volatility between 196% and 198%;

•

dividend yield of 0%; and

•

expected term of 1 year.

Therefore, the Company recorded on the accompanying balance sheet an accrued embedded conversion derivative liability of $1,116,030 and financing costs of $1,116,030.

At September 30, 2007, the Company determined the fair value of the embedded conversion features to be $1,008,368 using the Black Sholes model with the following assumptions:

•

risk free rate of return of 4.09%;

•

volatility of 189%;

•

dividend yield of 0%; and

•

expected term between 0.72 years and 0.80 years.

Statement of Operations

The Company recorded the $1,116,030 as financing costs and recorded the decrease of $107,662 as a gain on change in fair value of beneficial conversion liability in the accompanying statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the non-cash financing charge of $1,116,030 and the decrease in fair value of beneficial conversion option of $107,662.

Warrants related to Subordinated Convertible Notes 3

Pursuant to the Subordinated Convertible Notes 3 issued during June and July 2007, the Company issued to the investors 2,329,546 five year warrants with an exercise price of $0.50. In addition, the Company issued 465,908 warrants as a placement fee, which have the same terms as the warrants issued to the investors.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the warrants met the definition of a derivative based on SFAS 133 as of June 6, 2007.

The Company calculated the fair value of the 2,795,454 warrants to be $897,793 using the Black Sholes model with the following assumptions:

•

risk free rate of return between 5.00% and 5.06%;

•

volatility between 265% and 266%;

•

dividend yield of 0%; and

•

expected term of 5 years.

The Company recorded an accrued warrant derivative liability of $897,793 and interest and financing costs of $897,793.

The Company followed the guidance of SFAS 133, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

At September 30, 2007, the Company determined the fair value of the warrant liability to be $890,607 using the Black Sholes model with the following assumptions:

•

risk free rate of return of 4.23%;

•

volatility of 265%;

•

dividend yield of 0% and

•

expected term between 4.73 and 4.80 years.

Statement of Operations

The Company recorded as financing costs the $897,793 and recorded the increase of $10,347 as a loss on change in fair value of beneficial conversion liability in the accompanying statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the non-cash financing charge of $897,793 and a change in the warrant and option liability of $10,347.

The following table shows the effect of each of the changes discussed above on the Company’s balance sheet, statement of operation, and statement of cash flows for the year ended September 30, 2007.

	As Previously Stated	Benficial Conversion Features	Warrants and Options	As Restated June 30, 2007
Balance Sheet
Accrued expenses	$2,068,114	$195,559	$––	$2,263,673
Warrant and option liability	2,426,846	––	703,885	3,130,731
Beneficial conversion liability	2,006,812	30,210,100	––	32,216,912
Additional paid-in capital	10,762,982	––	334,746	11,097,728
Deficit accumulated during developmental stage	(18,020,836)	(30,405,659)	(1,038,631)	(49,465,126)

Statement of Operations (for the year ended September 30, 2007)
Gain (loss) on change in fair value of warrant and option liability	$469,311	$––	$(140,838)	$328,473
Gain (loss) on change in fair value of beneficial conversion liability	(4,044)	4,168,621	––	4,164,577
General and administrative	1,045,725	4,037,578	––	5,083,303
Interest and financing costs	(942,243)	(30,536,702)	(897,793)	(32,376,738)

Statement of Operations (since inception)
Gain (loss) on change in fair value of warrant and option liability	$469,311	$––	$(140,838)	$328,473
Gain (loss) on change in fair value of beneficial conversion liability	(4,044)	3,918,075	––	3,914,031
General and administrative	13,329,505	3,787,032	––	17,116,537
Interest and financing costs	(1,176,929)	(30,536,702)	(897,793)	(32,611,424)

Statement of Cash Flows (for the year ended September 30, 2007)
Net loss	$(2,168,226)	$(30,405,659)	$(1,038,631)	$(33,612,516)
(Gain) loss on change in fair value of warrant and option liability	(469,311)	––	140,838	(328,473)
(Gain) loss on change in fair value of beneficial conversion liability	4,044	(4,168,621)	––	(4,164,577)
Change in accrued expenses	1,445,946	576,000	––	2,021,946
Non-cash compensation expense	––	3,461,578	––	3,461,578
Non-cash financing costs	––	30,536,702	897,793	31,434,495

Statement of Cash Flows (since inception)
Net loss	$(18,020,836)	$(30,405,659)	$(1,038,631)	$(49,465,126)
(Gain) loss on change in fair value of warrant and option liability	(469,311)	––	140,838	(328,473)
(Gain) loss on change in fair value of beneficial conversion liability	4,044	(4,168,621)	––	(4,164,577)
Change in accrued expenses	2,006,812	576,000	––	2,582,812
Non-cash compensation expense	––	3,461,578	––	3,461,578
Non-cash financing costs	––	30,536,702	897,793	31,434,495

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

Accrued Derivative Liabilities. The Company applies a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for equity treatment.  The Company further evaluates and determines which instruments or embedded features require liability accounting and records it at its fair value as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statements of operations.

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

Results of Operations (Year Ended September 30, 2007 Compared To Year Ended September 30, 2006, As Restated).

The Company was relatively inactive during most of the 2006 fiscal year due to lack of resources, although it reactivated operations in the last quarter. Revenues for both the 2006 and 2007 fiscal years were zero, as the Company had not yet commenced the sale of products. The Company incurred operating expenses of $5,641,468 during the fiscal year ended September 30, 2007 representing an increase of $4,696,451 as compared to operating expenses of $945,017 for the fiscal year ended September 30, 2006. The significant increase in operating expenses was partially the result of an increase of $526,466 in research and development expenses for the fiscal year ended September 30, 2007, as compared to no research and development expenses incurred during the fiscal year ended September 30, 2006. The increase in research and development expenses resulted from the completion of the design and the refinement of the ELIXIR water treatment system and costs associated with the establishment of the pilot project at the Villa Park Dam. During the fiscal year ended September 30, 2006, the Company did not have the capital necessary to invest in research and development activities. General and administrative expenses for the 2007 fiscal year increased significantly. General and administrative expenses totaled $5,083,,303 representing an increase of $4,169,612 over general and administrative expenses of $913,691 incurred during the 2006 fiscal year. The significant increase in general and administrative expenses is attributed to the recording of the advisory board compensation of $4,037,578 that includes accrued board compensation and the accounting of the embedded derivative relating to the board’s ability to convert compensation due to the board to common shares. The remaining increase in general and administrative expenses incurred during the fiscal year ended September 30, 2007 relates to the Company’s corporate office and engaging in financing activities.

Other income (expense) totaled $(27,968,456) during the fiscal year ended September 30, 2007 representing an increase of $27,864,154 as compared to $(104,302) for the fiscal year ended September 30, 2006. The Company earned interest income of $4,886 during the fiscal year ended September 30, 2007, as compared to no interest income during the fiscal year ended September 30, 2006. The Company also recorded a gain of $4,493,050 on the change in fair value of its warrant and option liability and beneficial conversion liability during the year ended September 30, 2007, as compared to no gain during the fiscal year ended September 30, 2006. These items were offset by interest expense and financing costs of $32,376,738 incurred during the fiscal year ended September 30, 2007, as compared to interest expense and financing costs of $10,080 incurred during the fiscal year ended September 30, 2006, an increase of $32,366,658. The majority of the increase relates to financing costs of $31,434,495. The financing costs are directly attributed the Company’s issuance of convertible notes and specifically to the recording of beneficial conversion feature and warrants attached to the notes as financing costs. The remaining increase represents interest expense on the convertible notes and the amortization of the debt discount of the convertible notes during the fiscal year ended September 30, 2007. During the fiscal year ended September 30, 2007, the Company recorded an expense in the amount of $89,654 related to the settlement of a legal action. No comparable expenses were incurred during the fiscal year ended September 30, 2006. However, during the fiscal year ended September 30, 2006, the Company incurred an extraordinary loss on settlement of debts in the amount of $94,222, with no corresponding loss during the fiscal year ended September 30, 2007. As a result of these items, the loss before income taxes for the fiscal year ended September 30, 2007 was $33,609,924, an increase of $32,560,605 over the loss before income taxes of $1,049,319 incurred for the fiscal year ended September 30, 2006.

Liquidity and Capital Resources, As Restated.

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

During the fiscal year ended September 30, 2007, the Company used $1,117,861 of cash in operating activities, as compared to $44,290 of cash used in operating activities during the fiscal year ended September 30, 2006. During the fiscal year ended September 30, 2007, non-cash adjustments included $31,434,495 for financing costs and $3,461,578 for advisory board compensation. The Company also recorded an increase of $1,350 in current assets, an increase of $104,600 in deposits, a decrease of $115,209 in accounts payable and an increase of $2,021,946 in accrued expenses. Cash provided by operating activities included $31,699 in depreciation, $833,826 in amortization of beneficial conversion features discount and warrant, and $208,989 in stock based compensation paid to a consultant. The Company also accrued liquidated damages of $15,375 during the fiscal year ended September 30, 2007.

During the fiscal year ended September 30, 2007, the Company acquired property and equipment totaling $27,772, as compared to property acquisitions of $950 during the fiscal year ended September 30, 2006.

Financing activities provided $1,513,600 to the Company during the fiscal year ended September 30, 2007, as compared to $49,440 during the fiscal year ended September 30, 2006. Financing activities for the fiscal year ended September 30, 2007 provided $1,861,000 in proceeds from the placement of convertible notes.  The Company made payments of $47,400 to an officer for a loan and $300,000 toward an equity line of credit during the fiscal year ended September 30, 2007. During the fiscal year ended September 30, 2006, the Company borrowed $49,440 from a related party.

At September 30, 2007, the Company had cash of $372,511, as compared to cash of $4,544 at September 30, 2006.

As of September 30, 2007, the Company had an accumulated deficit of $49,465,126. Management anticipates that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

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

Going Concern Opinion, As Restated.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2007, the Company has incurred cumulative losses of $49,465,126, including a loss for the year ended September 30, 2007 of $33,612,516. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate financing to pay for its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to undertake additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements, which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficit accumulated from inception amounting $49,465,126 at September 30, 2007 including a net loss of $33,612,516incurred in the year ended September 30, 2007. These factors as discussed in Note 13 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 16, the financial statements for the years ended September 30, 2007 and 2006 have been restated.

Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California.

December 7, 2007 except for notes 8, 9, 10, 11, 12, & 15, which are as of October 9, 2008 and notes 2, 4, 13, & 16, which are as of December 31, 2009.

SIONIX CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF SEPTEMBER 30, 2007

As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$372,511
Other current assets	1,350
TOTAL CURRENT ASSETS	373,861

PROPERTY AND EQUIPMENT, net	40,834
DEPOSITS	104,600
TOTAL ASSETS	$519,294

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$157,399
Accrued expenses	2,263,673
Liquidated damages liability	15,375
Notes payable to related parties	129,000
Notes payable - Officers	19,260
Convertible notes, net of debt discounts of 543,686	776,472
Equity line of credit	27,336
Warrant and option liability	3,130,731
Beneficial conversion feature liability	32,216,912
TOTAL CURRENT LIABILITIES	38,736,158

STOCKHOLDERS' DEFICIT
Common Stock (150,000,000 shares authorized; 107,117,101 shares issued and 106,635,201 shares outstanding at September 30, 2007	106,635
Shares to be issued	43,900
Additional paid-in capital	11,097,729
Deficit accumulated during development stage	(49,465,126)
TOTAL STOCKHOLDERS' DEFICIT	38,216,860
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$519,295

The accompanying notes form an integral part of these financial statements.

SIONIX CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

			Cummulative
	For the Years		from October 3, 1994) to
	Ended September 30,		September 30,
	2007	2006	2007
	(As Restated)	(As Restated)	(As Restated)
Revenues	$––	$––	$––

Operating expenses
General and administrative	5,083,303	913,691	17,116,537
Research and development	526,466	––	1,975,940
Depreciation and amortization	31,699	31,326	532,105
Total operating expenses	5,641,468	945,017	19,624,582
Loss from operations	(5,641,468)	(945,017)	(19,624,582)

Other income (expense)
Interest income	4,886	––	58,543
Interest expense and financing costs	(32,376,738)	(10,080)	(32,611,424)
Gain on change in fair value of warrant and option liability	328,473	––	328,473
Gain on change in fair value of beneficial conversion liability	4,164,577	––	3,914,031
Impairment of intangibles	––	––	(1,267,278)
Inventory obsolesence	––	––	(365,078)
Legal settlement	(89,654)	––	344,949
Loss on settlement of debt	––	(94,222)	(230,268)
Total other expense	(27,968,456)	(104,302)	(29,828,052)
Loss before income taxes	(33,609,924)	(1,049,319)	(49,452,634)
Income taxes	2,592		12,492
Net loss	$(33,612,516)	$(1,049,319)	$(49,465,126)

Basic loss per share	$(0.32)	$(0.01)
Dilutive loss per share	$(0.32)	$(0.01)

Basic weighted average number of
shares of common stock outstanding	106,207,706	102,524,186
Dilutive weighted average number of
shares of common stock outstanding	106,207,706	102,524,186

The accompanying notes form an integral part of these financial statements.

SIONIX CORPORATION

A DEVELOPMENT STAGE COMPANY

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM OCTOBER 3, 1994 (INCEPTION) TO SEPTEMBER 30, 2007

								Deficit	Total
	Common Stock		Additional	Shares	Stock	Shares	Unamortized	Accumulated	Stockholders’
	Number of Shares	Amount	Paid-in Capital	To be Issued	Subscription Receivable	To be Cancelled	Consulting Fees	From Inception	Equity Deficit
Stock issued for cash, October 3, 1994	10,000.00	$10	$90	$––	$––	$––	$––	$––	$100
Net loss	––	––	––	––	––	––	––	(1,521)	(1,521)
Balance at December 31, 1994	10,000	10	90	––	––	––	––	(1,521)	(1,421)
Shares issued for assignment rights	1,990,000	1,990	(1,990)	––	––	––	––	––	––
Shares issued for services	572,473	572	135,046	––	––	––	––	––	135,618
Shares issued for debt	1,038,640	1,038	1,164,915	––	––	––	––	––	1,165,953
Shares issued for cash	232,557	233	1,119,027	––	––	––	––	––	1,119,260
Shares issued for subscription receivable	414,200	414	1,652,658	––	(1,656,800)	––	––	––	(3,728)
Shares issued for productions costs	112,500	113	674,887	––	(675,000)	––	––	––	––
Net loss	––	––	––	––	––	––	––	(914,279)	(914,279)
Balance at December 31, 1995	4,370,370	4,370	4,744,633	––	(2,331,800)	––	––	(915,800)	1,501,403
Shares issued for reorganization	18,632,612	18,633	(58,033)	––	––	––	––	––	(39,400)
Shares issued for cash	572,407	573	571,834	––	––	––	––	––	572,407
Shares issued for services	24,307	24	24,283	––	––	––	––	––	24,307
Net loss	––	––	––	––	––	––	––	(922,717)	(922,717)
Balance at September 30, 1996	23,599,696	23,600	5,282,717	––	(2,331,800)	––	––	(1,838,517)	1,136,000
Shares issued for cash	722,733	723	365,857	––	––	––	––	––	366,580
Shares issued for services	274,299	274	54,586	––	––	––	––	––	54,860
Cancellation of shares	(542,138)	(542)	(674,458)	––	675,000	––	––	––	––
Net loss	––	––	––	––	––	––	––	(858,915)	(858,915)
Balance at September 30, 1997	24,054,590	24,055	5,028,702	––	(1,656,800)	––	––	(2,697,432)	698,525
Shares issued for cash	2,810,000	2,810	278,190	––	––	––	––	––	281,000
Shares issued for services	895,455	895	88,651	––	––	––	––	––	89,546
Shares issued for compensation	2,200,000	2,200	217,800	––	––	––	––	––	220,000
Cancellation of shares	(2,538,170)	(2,538)	(1,534,262)	––	1,656,800	––	––	––	120,000
Net loss	––	––	––	––	––	––	––	(1,898,376)	(1,898,376)
Balance at September 30, 1998	27,421,875	27,422	4,079,081	––	––	––	––	(4,595,808)	(489,305)
Shares issued for compensation	3,847,742	3,847	389,078	––	––	––	––	––	392,925
Shares issued for services	705,746	706	215,329	––	––	––	––	––	216,035
Shares issued for cash	9,383,000	9,383	928,917	––	––	––	––	––	938,300
Net loss	––	––	––	––	––	––	––	(1,158,755)	(1,158,755)
Balance at September 30, 1999	41,358,363	41,358	5,612,405	––	––	––	––	(5,754,563)	(100,800)
Shares issued for cash	10,303,500	10,304	1,020,046	––	––	––	––	––	1,030,350
Shares issued for compensation	1,517,615	1,518	1,218,598	––	––	––	––	––	1,220,116
Shares issued for services	986,844	986	253,301	––	––	––	––	––	254,287
Net loss	––	––	––	––	––	––	––	(2,414,188)	(2,414,188)
Balance at September 30, 2000	54,166,322	54,166	8,104,350	––	––	––	––	(8,168,751)	(10,235)
Shares issued for services	2,517,376	2,517	530,368	––	––	––	(141,318)	––	391,567
Shares issued for cash	6,005,000	6,005	594,495	––	––	––	––	––	600,500
Shares to be issued for cash (100,000 shares)	––	––	––	10,000	––	––	––	––	10,000
Shares to be issued for debt (639,509 shares)	––	––	––	103,295	––	––	––	––	103,295
Net loss	––	––	––	––	––	––	––	(1,353,429)	(1,353,429)

SIONIX CORPORATION

A DEVELOPMENT STAGE COMPANY

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM OCTOBER 3, 1994 (INCEPTION) TO SEPTEMBER 30, 2007(Continued)

								Deficit	Total
	Common Stock		Additional	Shares	Stock	Shares	Unamortized	Accumulated	Stockholders’
	Number of Shares	Amount	Paid-in Capital	To be Issued	Subscription Receivable	To be Cancelled	Consulting Fees	From Inception	Equity Deficit
Balance at September 30, 2001	62,688,698	$62,688	$9,229,213	$113,295	$––	$––	$(141,318)	$(9,522,180)	$(258,302)
Shares issued for services	1,111,710	1,112	361,603	––	––	––	54,400	––	417,115
Shares issued as a contribution	100,000	100	11,200	––	––	––	––	––	11,300
Shares issued for compensation	18,838	19	2,897	––	––	––	––	––	2,916
Shares issued for cash	16,815,357	16,815	1,560,782	(10,000)	––	––	––	––	1,567,597
Shares issued for debt	1,339,509	1,340	208,639	(103,295)	––	––	––	––	106,684
Shares to be issued related to equity financing (967,742 shares)	––	––	(300,000)	300,000	––	––	––	––	––
Cancellation of shares	(7,533,701)	(7,534)	––	––	––	––	––	––	(7,534)
Net loss	––	––	––	––	––	––	––	(1,243,309)	(1,243,309)
Balance at September 30, 2002	74,540,411	74,540	11,074,334	300,000	––	––	(86,918)	(10,765,489)	596,467
Shares issued for services	2,467,742	2,468	651,757	(300,000)	––	––	––	––	354,225
Shares issued for capital equity line	8,154,317	8,154	891,846	––	––	––	––	––	900,000
Amortization of consulting fees	––	––	––	––	––	––	86,918	––	86,918
Cancellation of shares	(50,000)	(50)	50	––	––	––	––	––	––
Shares to be cancelled (7,349,204 shares)	––	––	7,349	––	––	(7,349)	––	––	––
Net loss	––	––	––	––	––	––	––	(1,721,991)	(1,721,991)
Balance at September 30, 2003	85,112,470	85,112	12,625,336	––	––	(7,349)	––	(12,487,480)	215,619
Shares issued for capital equity line	19,179,016	19,179	447,706	––	––	––	––	––	466,885
Shares issued for services	5,100,004	5,100	196,997	––	––	––	(13,075)	––	189,022
Share to be issued for cash (963,336 shares)	––	––	––	28,900	––	––	––	––	28,900
Shares to be issued for debt (500,000 shares)	––	––	––	15,000	––	––	––	––	15,000
Cancellation of shares	(7,349,204)	(7,349)	––	––	––	7,349	––	––	––
Issuance of warrants related to 2004 stock purchase	––	––	24,366	––	––	––	––	––	24,366
Net loss	––	––	––	––	––	––	––	(1,593,135	(1,593,135
Balance at September 30, 2004, restated	102,042,286	102,042	13,294,405	43,900	––	––	(13,075	(14,080,615	(653,343
Amortization of consulting fees	––	––	––	––	––	––	13,075	––	13,075
Net loss	––	––	––	––	––	––	––	(722,676	(722,676
Balance at September 30, 2005, restated	102,042,286	102,042	13,294,405	43,900	––	––	––	(14,803,291	(1,362,944
Net loss	––	––	––	––	––	––	––	(1,049,319	(1,049,319
Balance at September 30, 2006, restated	102,042,286	102,042	13,294,405	43,900	––	––	––	(15,852,610	(2,412,263
Stock issued for consulting	4,592,915	4,593	80,336	––	––	––	––	––	84,929
Reclassification to warrant and option liability	––	––	(2,277,013	––	––	––	––	––	(2,277,013
Net loss	––	––	––	––	––	––	––	(33,612,516	(33,612,516
Balance at September 30, 2007, restated	106,635,201	106,635	11,097,728	43,900	––	––	––	(49,465,126	(38,216,863

The accompanying notes form an integral part of these financial statements.

SIONIX CORPORATION

A DEVELOPMENT STAGE COMPANY

STATEMENT OF CASH FLOWS

	For the Years Ended September 30,		Cummulative from Inception (October 3, 1994) to
	2007	2006	September 30, 2007
	(As Restated)	(As Restated)	(As Restated)
OPERATING ACTIVITIES:
Net loss	$(33,612,516)	$(1,049,319)	$(49,465,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,699	31,326	619,023
Amortization of beneficial conversion features discount and warrant discount	833,826	—	883,018
Stock based compensation expense - employee	—	—	1,835,957
Stock based compensation expense - consultant	208,989	—	2,964,869
Gain on change in fair value of warrant and option liability	(328,473)	—	(328,473)
Gain on change in fair value of beneficial conversion liability	(4,164,577)	—	(4,164,577)
Non-cash financing costs	31,434,495	—	31,434,495
Non-cash compensation costs	3,461,578	—	3,461,578
Impairment of assets	—	—	514,755
Write-down of obsolete assets	—	—	38,862
Impairment of intangible assets	—	—	1,117,601
Loss on settlement of debt	—	94,221	130,268
Accrual of liquidated damages	15,375	—	15,375
Other	(799,044)	—	(799,044)
Increase in assets:
Other current assets	(1,350)	—	(1,350)
Other assets	(104,600)	—	(104,600)
Increase (decrease) in liabilities:
Accounts payable	(115,209)	50,147	157,399
Accrued expenses	2,021,946	829,335	2,582,812
Net cash used in operating activities	(1,117,861)	(44,290)	(9,107,158)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(27,772)	(950)	(371,455)
Acquisition of patents	—	—	(154,061)
Net cash used in investing activities	(27,772)	(950)	(525,516)

FINANCING ACTIVITIES:
Payment on notes payable to officer	(47,400)	—	(199,242)
Proceeds from notes payable, related party	—	49,440	457,433
Receipt from (payments to) equity line of credit	(300,000)	—	456,000
Proceeds from convertible notes payable	1,861,000	—	1,861,000
Issuance of common stock	—	—	7,386,094
Receipt of cash for stock to be issued	—	—	43,900
Net cash provided by financing activities	1,513,600	49,440	10,005,185

Net increase in cash and cash equivalents	367,967	4,200	372,511

CASH AND CASH EQUIVALENTS, BEGINNING	4,544	344	—
CASH AND CASH EQUIVALENTS, ENDING	$372,511	$4,544	$372,511

SUPPLEMENTAL INFORMATION:
Cash and cash equivalents paid for interest	$—	$—	$—
Cash and cash equivalents paid for taxes	$—	$—	$—

The accompanying notes form an integral part of these financial statements.

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

ACCRUED DERIVATIVE LIABILITIES

The Company applies a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for equity treatment. However, liability accounting is triggered as there were insufficient shares to fulfill all potential conversions. The Company determines which instruments or embedded features require liability accounting and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statements of operations as “gain on change in fair value of warrant and option liability” and “gain on change in fair value of beneficial conversion liability.”

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

EARNINGS PER SHARE - RESTATED

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

The Company had 7,034,140 of granted stock options that were exercisable as of September 30, 2007.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended September 30,	2007			2006
Basic Earnings per Share	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Net loss available to common shareholders	$(33,612,516)	106,207,706	$(0.32)	$(1,049,319)	102,524,186	$(0.01)

Effect of dilutive securities (none)	––	––	––	––	––	––

Diluted Earnings per Share	$(33,612,516)	106,207,706	$(0.32)	$(1,049,319)	102,524,186	$(0.01)

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2007:

Equipment and machinery	$213,166
Furniture and fixtures	24,594
TOTAL PROPERTY AND EQUIPMENT	237,760
Less accumulated depreciation (deduction)	(196,926)
NET PROPERTY AND EQUIPMENT	$40,834

Depreciation expenses for fiscal years ended September 30, 2007 and 2006 were $31,699 and $31,326, respectively.

NOTE 4. ACCRUED EXPENSES - RESTATED

Accrued expenses consisted of the following at September 30, 2007:

Accrued salaries	$1,381,981
Advisory board compensation	576,000
Auto allowance accruals	71,768
Interest payable	165,770
Other accruals	68,154
TOTAL ACCRUED EXPENSES	$2,263,673

NOTE 5. NOTES PAYABLE – RELATED PARTIES

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

NOTE 6. NOTES PAYABLE – OFFICERS

Notes payables to officers are unsecured, interest free and due on demand. Proceeds from these notes payable were used to pay ongoing operating expenses. The balance at September 30, 2007 was $19,260.

NOTE 7. NOTES PAYABLE UNDER EQUITY LINE OF CREDIT

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

NOTE 8. CONVERTIBLE NOTES – RESTATED

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

Subordinated Convertible Notes 3

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

NOTE 9. WARRANT LIABILITY – RESTATED

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

NOTE 10. BENEFICIAL CONVERSION FEATURES LIABILITY - RESTATED

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

NOTE 11. INCOME TAXES - RESTATED

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

The gross deferred tax asset balance as of September 30, 2007 is $4,740,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax asset at September 30, 2007 are as follows:

	2007	2006
Deferred tax asset	$4,740,000	$3,785,000
Less valuation allowance	(4,740,000)	(3,785,000)
	$––	$––

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate for years ended September 30, 2007 and 2006 are as follows:

	September 30, 2007		September 30, 2006
	Amount	Percent	Amount	Percent
Income tax expense (benefit) at statutory federal rate	$(819,000)	(34.0)%	$(378,000)	(34.0)%
State income tax expense (benefit), net of federal income tax	(136,000)	(6.0)%	(63,000)	(6.0)%
Valuation allowance	955,000	40.0%	441,000	40.0%
	––	0.0%	––	0.0%

A detail of the Company’s deferred tax assets and liabilities as of September 30, 2007 follows:

Warrant amortization expense	$45,000

Beneficial conversion feature expense	134,000

Increase in fair market value of warrants	(85,000)

Decrease in fair market value of beneficial conversion feature	2,000

Increase in fair market value of stock options	(138,000)

Net operating loss carryforward	4,698,000

Valuation allowance	(4,740,000)

$––

NOTE 12. STOCKHOLDERS’ EQUITY – RESTATED

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

A summary of the Company’s option activity is listed below:

	Weighted Average Exercise Price	Number of Options	Aggregate Intrinsic Value
Outstanding at September 30, 2006	$0.15	7,034,140	$––
Granted	––	––	––
Forfeited	––	––	––
Exercised	––	––	––
Outstanding at September 30, 2007	$0.15	7,034,140	$1,055,121

Options outstanding:

	Stock Options		Weighted Average Remaining	Weighted Average Exercise Price
Exercise Price	Outstanding	Exercisable	Contractual Life	Outstanding	Exercisable
$0.15	7,034,140	7,034,140	3.5 Years	$0.15	$0.15

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

A summary of the Company’s warrant activity is listed below:

	Weighted Average Exercise Price	Number of Warrants	Aggregate Intrinsic Value
Outstanding at September 30, 2006	$0.03	1,463,336	$––
Granted	0.50	2,795,454	––
Expired	0.03	(1,463,336)	––
Forfeited	––	––	––
Exercised	––	––	––
Outstanding at September 30, 2007	$0.50	2,795,454	$––

All outstanding warrants were exercisable as of September 30, 2007.

Warrants outstanding:

Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.50	2,795,454	4.70	$0.50

NOTE 13. GOING CONCERN – RESTATED

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2007, the Company has incurred cumulative losses of $49,465,126 including a loss for the year ended September 30, 2007 of $33,612,516. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its cost and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

NOTE 14. COMMITMENT

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

NOTE 15. SUBSEQUENT EVENTS – RESTATED

Notes Payable Under Equity Line of Credit

The Company paid $27,336 plus interest of $13,859 against a note payable under equity line of credit in October 2007 (See note 7).

Issuance of Options

On December 13, 2007, the Company issued 2,000,000 options to employees to purchase shares of Common Stock at $0.25 per share, which expire on December 12, 2012. The fair value of the options was $478,589 at the date of issuance and was calculated using the Black Sholes option valuation model with the following assumptions: risk free interest rates of 3.54%; expected volatility of 264%; dividend yields of 0%; and expected term of 5 years.

Agreements with Richard Papalian

On December 19, 2007, the Company entered into a one year Employment Agreement with Richard H. Papalian (the “Employment Agreement”), pursuant to which Mr. Papalian has been appointed as the Chief Executive Officer of the Company and elected to fill a vacancy on the Company’s board of directors. Mr. Papalian will not receive a cash salary or any fringe benefits under the Employment Agreement. Instead, pursuant to a Notice of Grant of Stock Option and a Stock Option Agreement dated December 19, 2007, the Company granted to Mr. Papalian a five year option to purchase up to 8,539,312 shares the Company’s Common Stock at an exercise price of $0.25 per share of which 30% vest immediately and the remaining 70% vest based upon certain market capitalization values (the “Papalian Option”); which on the date of the Employment Agreement represented 5% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. The fair value of the options was $587,440 at the date of issuance and was calculated using the Black Sholes option valuation model with the following assumptions: risk free interest rates of 3.46%; expected volatility of 264%; dividend yields of 0%; and expected term of 5 years.

Agreements with Mark Maron

On December 19, 2007, the Company entered into a one year Consulting Agreement with Mark Maron (the

“Consulting Agreement”), pursuant to which Mr. Maron has been appointed as Special Adviser to the Company. Mr. Maron will not receive cash remuneration under the Consulting Agreement. Instead, pursuant to a Notice of Grant of Stock Option and a Stock Option Agreement dated December 19, 2007, the Company granted to Mr. Maron a five year option to purchase up to 8,539,312 shares of the Company’s Common Stock at an exercise price of $0.25 per share (the “Maron Option”) of which 8,199,312 vest immediately, which represented 5% of the outstanding shares of the Company’s Common Stock on a fully diluted basis. The fair value of the options was $1,880,168 at the date of issuance and was calculated using the Black Sholes option valuation model with the following assumptions: risk free interest rates of 3.46%; expected volatility of 264%; dividend yield of 0%; and expected term of 5 years.

Issuance of $425,000 in 10% Subordinated Notes Payable and Related Warrants

During January 2008, the Company completed an offering of $425,000 in subordinated debentures to a group of institutional and accredited investors. The notes mature on December 31, 2008 and bear an interest at the rate of 10% per annum.

As part of the offering, the Company issued warrants to purchase 850,000 shares of Common Stock at $0.40 per share. The fair value of the warrants was $175,952 at the date of issuance and was calculated using the Black-Sholes option pricing model, using the following assumptions: risk free rate of return of 2.64% to 3.06% expected volatility of 248%, dividend yield of 0% and expected term of five years.

Issuance of $750,000 in Common Stock and Related Warrants

Between March 14 and May 28, 2008, the Company completed an offering of 7,500,000 shares of Common Stock at $0.10 per share to a group of institutional and accredited investors, for a total of $750,000.

As part of the offering, the Company issued warrants to purchase 15,000,000 shares of Common Stock at $0.10 per share. The grant date fair value of the warrants was $2,182,233 and was calculated using the Black-Sholes option pricing model, using the following assumptions: risk free rate of return of 1.80% to 2.50%, expected volatility of 242% to 245%, dividend yield of 0% and expected term of three years.

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

NOTE 16. RESTATEMENT

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

	As Originally Calculated	As Recalculated

Authorized shares per Articles of Incorporation	150,000,000	150,000,000
Outstanding shares	(106,635,201)	(106,635,201)
Available shares	43,364,799	43,364,799

Securities convertible or exercisable into common stock shares:
2001 Executive Officers Stock Option Plan	7,343,032	7,034,140
Advisory Board Compensation		11,520,000
2004 Stock Purchase Agreement		1,463,336
Warrants Related to 2004 Stock Purchase Agreement		1,463,336
Warrants Issued for Services		1,010,000
Beneficial Conversion Features	32,009,087	36,606,318
Warrants Related to $1,025,000 of Subordinated Convertible Debentures	2,159,088	2,795,454
	41,511,207	61,892,584

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

Table 1 – 2007

	As Previously Stated	2001 Executive Officers Option Plan	Advisory Board Compensation	Warrants Related to 2004 Stock Purchase Agreement	Beneficial Conversion Features and Beneficial Conversion Features Discount	Warrants Related to $1,025,000 of Convertible Bridge Notes and Warrant Discount	Reclassifi- cations	As Restated
Balance Sheet
Accrued expenses	$1,687,673		$380,441					$2,068,114
Convertible Notes, net	920,337				(73,114)	(70,751)		776,472
Warrant liability	––	1,926,914				499,932		2,426,846
Beneficial conversion feature liability			576,000		1,430,812			2,006,812
Additional paid-in capital	14,712,527	(2,271,879)	(269,851)	(45,663)	(1,021,569)	(340,583)		10,762,982
Deficit accumulated during development stage	(17,300,147)	344,965	(686,590)	45,663	(336,129)	(88,598)		(18,020,836)

Statement of Operations (for the year ended September 30, 2007)
General and administrative	$1,423,347		$153,354			$87,736	$(618,712)	$1,045,725
Research and development	––						526,466	526,466
Interest expense	(550,935)				(336,129)	(55,179)		(942,243)
Decrease in warrant liability	––	344,965		70,029		54,317		469,311
Increase in beneficial conversion feature			(4,044)					(4,044)
Legal settlement	––						(89,654)	(89,654)
Income tax expense							2,592	2,592
Basic and dilutive loss per share	0.02							0.02

Statement of Operations (since inception)
General and administrative	$13,585,568		$250,546	$24,367		$87,736	$(618,712)	$13,329,505
Research and development	1,449,474						526,466	1,975,940
Interest expense	(785,621)				(336,129)	(55,179)		(1,176,929)
Decrease in warrant liability	––	344,965		70,029		54,317		469,311
Increase in beneficial conversion feature			(4,044)					(4,044)
Legal settlement	434,603						(89,654)	344,949
Income tax expense	9,900						2,592	12,492

Table 1 – 2007 (continued)

	As Previously Stated	2001 Executive Officers Option Plan	Advisory Board Compensation	Warrants Related to 2004 Stock Purchase Agreement	Beneficial Conversion Features and Beneficial Conversion Features Discount	Warrants Related to $1,025,000 of Convertible Bridge Notes and Warrant Discount	Reclassifi- cations	As Restated
Statement of Cash Flows (for the year ended September 30, 2007)
Net loss	$(2,001,095)	$344,965	$(157,398)	$70,029	$(336,129)	$(88,598)		$(2,168,226)
Other			(799,044)					(799,044)
Stock based compensation expense- consultant	84,292					124,697		208,989
Decrease in warrant liability	––	(344,965)		(70,029)		(54,317)		(469,311)
Increase in beneficial conversion feature liaiblity			4,044					4,044
Accrued expenses	566,278		895,044				(15,376)	1,445,946
Accrual of liquidating damages	––						15,375	15,375

Statement of Cash Flows (since inception)
Net loss	$(17,030,296)	$344,965	(956,441	45,663	(336,129)	(88,598)		(18,020,836)
Other			(799,044)					(799,044)
Stock based compensation expense-consultant	2,840,172					124,697		2,964,869
Decrease in warrant liability	––	––		––		––		––
Increase in beneficial conversion feature liaiblity			––					––
Amoritzation of consulting fees	13,075						(13,075)	––
Increase in warranty liability	––	(344,965)	––	(70,029)		(54,317)		(469,311)
Decrease in other assets	40,370						(40,370)	––
Increase in advances to employees	(512,077)						512,077	––
Decrease in other receivables	3,000						(3,000)	––
Increase in deposits	(104,600)						104,600	––
Other current assets	––						(1,350	(1,350)
Other assets	––						(104,600	(104,600)
Accrued expenses	2,021,239						(14,427	2,006,812
Accrual of liquidating damages							15,375	15,375
Proceeds from issuance of notes	2,318,433						(457,433	1,861,000
Proceeds from notes payable, related	––						457,433	457,433
Increase in fair value of beneficial conversion features discount at date of issuance					4,044			4,044
Issuance of common stock for cash	7,376,094						10,000	7,386,094
Receipt of cash for stock to be issued	53,900						(10,000	43,900

Table 2 - 2006

	As Previously Stated	2001 Executive Officers Option Plan	Advisory Board Compensation	Warrants Related to 2004 Stock Purchase Agreement	Beneficial Conversion Features and Beneficial Conversion Features Discount	Warrants Related to $1,025,000 of Convertible Bridge Notes and Warrant Discount	Reclassifi- cations	As Restated
Statement of Operations (for the year ended September 30, 2006)
General and administrative	$639,259		$274,432					$913,691
Basic and dilutive earnings per share	0.01							0.01

Statement of Cash Flows (for the year ended September 30, 2006)
Net loss	$(774,887)		$(274,432)					$(1,049,319)
Accrued expenses	554,903		274,432					829,335

NOTE 17. SUBSEQUENT RESTATEMENT TO PREVIOUS RESTATEMENT

As discussed above in note 16, the Company restated its September 30, 2007 financial statements due to a comment letter received from the Securities and Exchange Commission. However, the restatement did not properly account for certain derivative transactions as discussed below.

The Company issued approximately 25 secured convertible promissory notes between October 17, 2006 and February 27, 2007 for total proceeds to the Company of $750,000 (“Convertible Notes 1”). Convertible Notes 1 could be converted into shares of the Company’s common stock at a conversion price of $0.05 per share. Convertible Notes 1 contained a provision that would automatically adjust the conversion price if equity securities or instruments convertible into equity securities were issued at a conversion price of less than $0.05.

On June 6, 2007, the Company issued 5 convertible promissory notes for a total of $86,000 (“Convertible Notes 2”). No warrants were issued in connection with Convertible Notes 2. Convertible Notes 2 matures on or about December 31, 2008, and is convertible into common stock at $0.01 per share.

As a result of the issuance of Convertible Notes 2, the conversion price for Convertible Notes 1 was adjusted down from $0.05 to $0.01. The decrease in the conversion price increased the potential dilutive shares from 15,000,000 to 75,000,000, and this subsequently increased the total outstanding and potential dilutive shares over the authorized common share limit of 150,000,000. Because there were insufficient authorized shares to fulfill all potential conversions, the Company should have classified all potentially dilutive securities as derivative liabilities as of June 6, 2007. The Company researched its debt and equity instruments and determined that the potentially dilutive securities are as follows:

•

2001 Executive Officers Stock Option Plan

•

Advisory Board Compensation

•

Warrants Related to 2004 Stock Purchase Agreement

•

Convertible Notes 1

•

Convertible Notes 2

•

Subordinated Convertible Notes 3

•

Warrants related to Subordinated Convertible Notes 3

The Company analyzed the effect of the recalculation on the balance sheet and the statements of operations and cash flows as of June 30, 2007. The analysis and results were as follows:

2001 Executive Officers Stock Option Plan

In October 2000, the Company amended the employment agreements with its executive officers. In conjunction with the amendments, the Company adopted the 2001 Executive Officers Stock Option Plan (“Plan”). The Plan has reserved 7,576,680 shares of common stock and has issued options for the purchase of 7,034,140 shares of common stock. The options vest over 5 years and expire ten 10 years from the date of issuance.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available, the embedded conversion feature met the definition of a derivative based on Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) as of June 6, 2007.

The Company determined the fair value of the stock options to be $2,454,597 using the Black Sholes model with the following assumptions:

•

risk free rate of return of 5.03%;

•

volatility of 285%;

•

dividend yield of 0%; and

•

expected term of 3.87 years.

Therefore, at June 6, 2007 the Company recorded on the accompanying balance sheet an accrued liability of $2,454,597 for the fair value of the options and a reduction to additional paid in capital (“APIC”) of $2,454,597.

The Company followed the guidance of SFAS 133, which requires all contracts classified as liabilities to be measured at fair value with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

At September 30, 2007, the Company determined the fair value of the options to be $2,240,124 using the Black Sholes model with the following assumptions:

•

risk free rate of return of 4.03%;

•

volatility of 283%;

•

dividend yield of 0%;

•

expected term of 3.56 years.

In order to adjust the liability to the proper balance, the Company recorded an increase in the liability of $130,491 that was recorded as a change in accrued derivative liability in the accompanying statement of operations.

Statement of Operations

At September 30, 2007, the Company recorded $130,491 as a change in accrued derivative liability in the accompanying statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the change in fair value of the liability of $130,491.

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

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS 133 as of June 6, 2007.

The Company determined the fair value of the embedded conversion feature to be $3,614,932 using the Black Sholes model with the following assumptions:

•

risk free rate of return of 4.99%;

•

volatility between 186% and 277%;

•

dividend yield of 0%; and

•

an expected term of 0.52 years to 1.30 years.

Therefore, at June 6, 2007, the Company recorded on the accompanying balance sheet an accrued liability of $576,000 for the accrued compensation and an embedded conversion derivative liability of $3,614,932.

The Company followed the guidance of SFAS 133, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

At September 30, 2007, the Company determined the fair value of the embedded conversion feature to be $3,128,617 using the Black Sholes model with the following assumptions:

•

risk free rate of return of 4.09%;

•

volatility of 121%;

•

dividend yield of 0%; and

•

expected term of 0.20 years to 0.98 years.

Statement of Operations

The Company recorded an adjustment of $4,037,578 to compensation expense, which is the accrued advisory board compensation related to the fiscal year ended September 30, 2007 plus the fair value of the embedded derivative.

At September 30, 2007, the Company recorded $1,289,402 as a gain on change in fair value of the beneficial conversion option in the accompanying statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the advisory board compensation accrued expense of $576,000, additional compensation expense for beneficial conversion features liability of $3,461,578 (total compensation expense of $4,037,578 less $576,000 that is shown as a change in accrued expenses), and a decrease in fair value of beneficial conversion liability of $1,289,402.

 Warrants Related to 2004 Stock Purchase Agreement

Under the terms of a 2004 Stock Purchase Agreement, the Company issued warrants to purchase 1,463,336 shares of common stock at an exercise price of $0.03, which expired between February 9, 2007 and August 25, 2007. The Company determined that the warrants and related expense were not recorded at the date of issuance or prior to the restatement and there has been no exercise of the warrants into shares of common stock. As of September 30, 2007, all of the warrants had expired.

Convertible Notes 1

As of June 6, 2007, the Company had Convertible Notes 1 outstanding totaling $750,000 that were issued between October 17, 2006 and February 27, 2007. Convertible Notes 1 included an embedded beneficial conversion feature that allowed the holders to convert the Convertible Notes 1 into common stock at an initial rate of $0.05. Convertible Notes 1 matures between April 2008 and December 2008, accrues interest at 10%, and any accrued but unpaid interest is also convertible into common stock at $0.05. Because of the price protection offered holders of Convertible Notes 1 and the subsequent issuance of Convertible Notes 2, the conversion price was decreased from $0.05 to $0.01.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS 133 as of June 6, 2007.

The Company determined the fair value of the embedded conversion feature to be $27,057,645 using the Black Sholes model with the following assumptions:

•

risk free rate of return of 4.99%;

•

volatility between 186% and 277%;

•

dividend yield of 0%; and

•

expected term of 0.87 years to 1.23 years.

Therefore, at June 6, 2007, the Company recorded on the accompanying balance sheet an accrued embedded conversion derivative liability of $27,057,645, a reduction to additional paid in capital of $619,513 (the amount that had been previously recorded to APIC) and financing costs of $26,438,132.

At September 30, 2007, the Company determined the fair value of the embedded conversion feature to be $25,292,237 using the Black Sholes model with the following assumptions:

•

risk free rate of return of 4.09%;

•

volatility of189%;

•

dividend yield of 0%; and

•

expected term of 0.55 years to 0.91 years.

Statement of Operations

The Company recorded the $26,438,132 as interest and financing costs and recorded the decrease of $2,576,707 as a gain on change in fair value of beneficial conversion liability in the accompanying statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the non-cash financing charge of $26,438,132 and the $2,576,707 decrease in fair value of beneficial conversion option.

Convertible Notes 2

On June 6, 2007, the Company issued5 convertible promissory notes for a total of $86,000. No warrants were issued in connection with Convertible Notes 2. The Convertible Notes 2 matures on or about December 31, 2008, accrues interest at 10% and are convertible at $0.01.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS 133 as of June 6, 2007.

The Company determined the fair value of the embedded conversion feature to be $2,982,540 using the Black Sholes model with the following assumptions:

•

risk free rate of return of 4.99%;

•

volatility of 277%;

•

dividend yield of 0%; and

•

expected term of 1.57 years.

Therefore, at June 6, 2007, the Company recorded on the accompanying balance sheet an accrued embedded conversion derivative liability of $2,982,540 and financing costs of $2,982,540.

At September 30, 2007, the Company determined the fair value of the embedded conversion feature to be $2,787,690 using the Black Sholes model with the following assumptions:

•

risk free rate of return of 4.05%;

•

volatility of 241%;

•

dividend yield of 0%; and

•

expected term of 1.25 years.

Statement of Operations

The Company recorded the $2,982,540 as interest and financing costs and the decrease of $194,850 as a gain on change in fair value of beneficial conversion liability in the accompanying statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the non-cash financing charge of $2,982,540 and the $194,850 decrease in fair value of beneficial conversion option.

Subordinated Convertible Notes 3

From June 21, 2007 through July 17, 2007, the Company issued 11 subordinated convertible promissory notes (“Subordinated Convertible Notes 3”) for a total of $1,025,000. The Company issued to the investors 2,329,546 five year warrants with an exercise price of $0.50. In addition, the Company issued 465,908 warrants as a placement fee, which have the same terms as the warrants issued to the investors. The Subordinated Convertible Notes 3 mature one year from date of issuance, accrue interest at 8% and are convertible at $0.22.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS 133 as of June 6, 2007.

The Company determined the fair value of the embedded conversion feature to be $1,116,030 using the Black Sholes model with the following assumptions:

•

risk free rate of return between 4.96% and 5%;

•

volatility between 196% and 198%;

•

dividend yield of 0%; and

•

expected term of 1 year.

Therefore, the Company recorded on the accompanying balance sheet an accrued embedded conversion derivative liability of $1,116,030 and financing costs of $1,116,030.

At September 30, 2007, the Company determined the fair value of the embedded conversion features to be $1,008,368 using the Black Sholes model with the following assumptions:

•

risk free rate of return of 4.09%;

•

volatility of 189%;

•

dividend yield of 0%; and

•

expected term between 0.72 years and 0.80 years.

Statement of Operations

The Company recorded the $1,116,030 as financing costs and recorded the decrease of $107,662 as a gain on change in fair value of beneficial conversion liability in the accompanying statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the non-cash financing charge of $1,116,030 and the decrease in fair value of beneficial conversion option of $107,662.

Warrants related to Subordinated Convertible Notes 3

Pursuant to the Subordinated Convertible Notes 3 issued during June and July 2007, the Company issued to the investors 2,329,546 five year warrants with an exercise price of $0.50. In addition, the Company issued 465,908 warrants as a placementfee, which have the same terms as the warrants issued to the investors.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the warrants met the definition of a derivative based on SFAS 133 as of June 6, 2007.

The Company calculated the fair value of the 2,795,454 warrants to be $897,793 using the Black Sholes model with the following assumptions:

•

risk free rate of return between 5.00% and 5.06%;

•

volatility between 265% and 266%;

•

dividend yield of 0%; and

•

expected term of 5 years.

The Company recorded an accrued warrant derivative liability of $897,793 and interest and financing costs of $897,793.

The Company followed the guidance of SFAS 133, which requires all contracts classified as liabilities to be measured at fair value, with changes in fair value reported in earnings as long as the contracts remain classified as liabilities.

At September 30, 2007, the Company determined the fair value of the warrant liability to be $890,607 using the Black Sholes model with the following assumptions:

•

risk free rate of return of 4.23%;

•

volatility of 265%;

•

dividend yield of 0% and

•

expected term between 4.73 and 4.80 years.

Statement of Operations

The Company recorded as financing costs the $897,793 and recorded the increase of $10,347 as a loss on change in fair value of beneficial conversion liability in the accompanying statement of operations.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the non-cash financing charge of $897,793 and a change in the warrant and option liability of $10,347.

The following table shows the effect of each of the changes discussed above on the Company’s balance sheet, statement of operation, and statement of cash flows for the year ended September 30, 2007.

	As Previously Stated	Benficial Conversion Features	Warrants and Options	As Restated June 30, 2007
Balance Sheet
Accrued expenses	$2,068,114	$195,559	$––	$2,263,673
Warrant and option liability	2,426,846	––	703,885	3,130,731
Beneficial conversion liability	2,006,812	30,210,100	––	32,216,912
Additional paid-in capital	10,762,982	––	334,746	11,097,728
Deficit accumulated during developmental stage	(18,020,836)	(30,405,659)	(1,038,631)	(49,465,126)

Statement of Operations (for the year ended September 30, 2007)
Gain (loss) on change in fair value of warrant and option liability	$469,311	$––	$(140,838)	$328,473
Gain (loss) on change in fair value of beneficial conversion liability	(4,044)	4,168,621	––	4,164,577
General and administrative	1,045,725	4,037,578	––	5,083,303
Interest and financing costs	(942,243)	(30,536,702)	(897,793)	(32,376,738)

Statement of Operations (since inception)
Gain (loss) on change in fair value of warrant and option liability	$469,311	$––	$(140,838)	$328,473
Gain (loss) on change in fair value of beneficial conversion liability	(4,044)	3,918,075	––	3,914,031
General and administrative	13,329,505	3,787,032	––	17,116,537
Interest and financing costs	(1,176,929)	(30,536,702)	(897,793)	(32,611,424)

Statement of Cash Flows (for the year ended September 30, 2007)
Net loss	$(2,168,226)	$(30,405,659)	$(1,038,631)	$(33,612,516)
(Gain) loss on change in fair value of warrant and option liability	(469,311)	––	140,838	(328,473)
(Gain) loss on change in fair value of beneficial conversion liability	4,044	(4,168,621)	––	(4,164,577)
Change in accrued expenses	1,445,946	576,000	––	2,021,946
Non-cash compensation expense	––	3,461,578	––	3,461,578
Non-cash financing costs	––	30,536,702	897,793	31,434,495

Statement of Cash Flows (since inception)
Net loss	$(18,020,836)	$(30,405,659)	$(1,038,631)	$(49,465,126)
(Gain) loss on change in fair value of warrant and option liability	(469,311)	––	140,838	(328,473)
(Gain) loss on change in fair value of beneficial conversion liability	4,044	(4,168,621)	––	(4,164,577)
Change in accrued expenses	2,006,812	576,000	––	2,582,812
Non-cash compensation expense	––	3,461,578	––	3,461,578
Non-cash financing costs	––	30,536,702	897,793	31,434,495

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

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. We have determined that our financial statements for the annual period ended September 30, 2007 could no longer be relied upon and, as described in Notes 16 and 17 to the restated financial statements, have restated our financial position as of September 30, 2007 and results of operations, changes in stockholders’ equity and cash flows for the year ended September 30, 2007 and the cumulative period from October 3, 1994 (inception) to September 30, 2007.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

3.

We have had, and continue to have, a significant number of audit adjustments. Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information. We believe this failure is related to our lack of a sufficient number of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the SEC and our lack of an audit committee to oversee our accounting and financial reporting processes. Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

We have attempted to remediate the material weaknesses in our disclosure controls and procedures identified above by working with our independent registered public accounting firm and by hiring consultants and employees who are experienced in financial accounting and reporting. We are continuing to redesign poorly conceived accounting systems.

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

Name	James J. Houtz President		Robert E. McCray Chief Financial Officer		Joan C. Horowitz Secretary		Total
Fiscal Year	2007	2006	2007	2006	2007	2006	2007	2006
Salary (1)	$172,446	$159,673	$151,200	$144,000	$36,867	$34,136	$360,623	$337,809
Bonus	––				––	––	––	––
Stock Awards	––				––	––	––	––
Option Awards	––				––	––	––	––
Non-Equity Incentive Plan Compensation	––				––	––	––	––
Non-Qualified Deferred Compensation Earnings	––				––	––	––	––
All Other Compensation	20,582	18,711	15,000	7,200	––	––	35,582	25,911
Total	$193,028	$178,384	$166,200	$151,200	$36,867	$34,136	$396,205	$363,720

———————

 (1)

All amounts shown represent accrued salary. None of the amounts shown have been paid.

The following table sets forth certain information as of September 30, 2007 with respect to options held by the Named Executive Officers. The Company has no outstanding stock appreciation rights, either freestanding or in tandem with options. No options were issued during the past fiscal year.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of September 30, 2007.

Name	James J. Houtz	Robert E. McCray	Joan C. Horowitz	Total
Option Awards:
Number of Securities Underlying Unexercised Options Exercisable	6,171,000	583,200	279,940	7,034,140
Number of Securities Underlying Unexercised Options Unexercisable	––	––	––	––
Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	––	––	––	––
Option Exercise Price	$0.15	$0.15	$0.15	$0.15
Option Expiration Date	April 20, 2011
Stock Awards:
Number of Shares, or Units of Stock that have not Vested	––	––	––	––
Market Value of Shares or Units of Stock that have not Vested	––	––	––	––
Equity Incentive Plan Awards: Number of Unearned Shares, or Units or Other Rights that have not Vested	––	––	––	––
Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, or Units or Other Rights that have not Vested	––	––	––	––

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

———————

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fee Category	Fiscal 2007	Fiscal 2006
Audit fees	$72,250	$30,000
Audit-related fees	––	––
Tax fees	––	––
All other fees	––	––
Total fees	$72,250	$30,000

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment No. 3 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 13, 2010

SIONIX, INC.

By:	/s/ JAMES R. CURRIER
James R. Currier Chairman, Chief Executive Officer, Secretary and Principal Executive Officer

By:	/s/ DAVID R. WELLS
David R. Wells President, Chief Financial Officer, Assistant Secretary and Principal Financial and Accounting Officer