Form 10-Q/A
period 2007-12-31
SIONIX CORP
filed 2010-01-13
CIK 764667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

(Amendment Number 2)

Mark One

☑   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2007; or

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

(847) 235-4566

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No

The number of shares of common stock outstanding at February 10, 2009 was 136,684,616 shares.

Transitional Small Business Format (Check one) Yes ☐ No ☑

EXPLANATORY NOTE

Between October 17, 2006 and February 27, 2007 the Sionix Corporation issued 25 secured convertible promissory notes for total proceeds to the Company of $750,000 (“Convertible Notes 1”). Convertible Notes 1 could be converted into shares of the Company’s common stock at a conversion price of $0.05 per share. Convertible Notes 1 contained a provision that would automatically adjust the conversion price if equity securities or instruments convertible into equity securities were issued at a conversion price of less than $0.05.

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

•

Subordinated Convertible Notes 3

•

Warrants related to Subordinated Convertible Notes 3

As a result of these transactions, we filed amendment number 2 (“Amendment 2”) to our Form 10-QSB/A (“Amendment 1”) that was filed with the Securities and Exchange Commission (the “SEC”) on February 18,2009, for the period ended December 31, 2007.

The primary purpose of the Amendment is to disclose the restatement of our financial statements for the three months ended December 31, 2007, and cumulative inception to date operations for December 31, 2007. A complete discussion of the restatement is included in the section of the Amendment 2 titled “Management’s Discussion and Analysis or Plan of Operation” and in note 14 to our financial statements for the period ended December 31, 2007.

This Amendment 2 includes all of the information contained in the Amendment 1, and we have made no attempt in this Amendment 2 to modify or update the disclosures presented in the Amendment 1, except as identified.

The disclosures in this Amendment 2 continue to speak as of the date of the Amendment 1, and do not reflect events occurring after the filing of the Amendment 1. Accordingly, this Amendment 2 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Amendment 1, including any amendments to those filings. The filing of this Amendment 2 shall not be deemed to be an admission that the Amendment 1, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

The following adjustments were made to our financial statements for the periods ended December 31, 2007:

	As Previously Stated	Benficial Conversion Features	Warrants and Options	As Restated December 31, 2007
Balance Sheet
Accrued expenses	$2,353,077	$––	$––	$2,353,077
Warrant and option liability	6,464,460	––	1,032,937	7,497,397
Beneficial conversion liability	1,222,663	21,031,723	––	22,254,386
Additional paid-in capital	10,762,982	––	334,746	11,097,728
Deficit accumulated during developmental stage	(22,488,813)	(21,031,723)	(1,367,683)	(44,888,219)

Statement of Operations (for the three months ended December 31, 2007)
Gain on change in fair value of warrant and option liability	$759,773	$––	$1,418,732	$2,178,505
Gain on change in fair value of beneficail conversion liability	208,149	7,626,152	––	7,834,301
General and administrative expense	5,064,569	––	––	5,064,569
Interest expense and financing costs	(126,286)	––	––	(126,286)

Statement of Operations (since inception)
Gain on change in fair value of warrant and option liability	$848,644	$––	$1,658,334	$2,506,978
Gain on change in fair value of beneficail conversion liability	204,105	11,544,227	––	11,748,332
General and administrative expense	18,394,074	3,787,032	––	22,181,106
Interest expense and financing costs	(922,775)	(30,536,702)	(1,278,233)	(32,737,710)

Statement of Cash Flows (for the three months ended December 31, 2007)
Net income (loss)	$(4,467,977)	$7,626,152	$1,418,732	$4,576,907
Gain on change in fair value of warrant and option liability	(759,773)	––	(1,418,732)	(2,178,505)
Gain on change in fair value of beneficail conversion liability	(208,149)	(7,626,152)	––	(7,834,301)
Non-cash compensation expense	1,791,360	––	––	1,791,360
Non-cash financing costs	––	––	––	––

Statement of Cash Flows (since inception)
Net income (loss)	$(22,488,813)	$(22,779,507)	$380,101	$(44,888,219)
Gain on change in fair value of warrant and option liability	(1,229,084)	––	(1,658,334)	(2,887,418)
Gain on change in fair value of beneficail conversion liability	(204,105)	(11,544,227)	––	(11,748,332)
Non-cash compensation expense	3,627,317	3,787,032	––	7,414,349
Non-cash financing costs	-	30,536,702	1,278,233	31,814,935

Sionix Corporation – Form 10-QSB

Table of Contents

Part I	Financial Information

	Item 1	Financial Statements

		Balance Sheet as of December 31, 2007 (Unaudited) (Restated)	5

		Statements of Operations (Unaudited) for the three month ended December 31, 2007 and December 31, 2006 and from inception (October 3, 1994) to December 31, 2007 (Restated)	6

		Statements of Stockholders Equity (Deficit) for the period from inception (October 3, 1994) to December 31, 2007 (Restated)	7

		Statements of Cash Flows (unaudited) for the three months ended December 31, 2007 and December 31, 2006 and from inception (October 3, 1994) to December 31, 2007 (Restated)	9

		Notes to unaudited condensed financial statements	10

		Forward-Looking Statements	301

Part II	Other Information

	Item 1	Legal Proceedings	68

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	68

	Item 3	Defaults upon Senior Securities	68

	Item 4	Submission of Matters to a Vote of Security Holders	68

	Item 5	Other Information	68

	Item 6	Exhibits	68

	Signatures		70

SIONIX CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF DECEMBER 31, 2007(UNAUDITED)

As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,366
Other current assets	2,000
TOTAL CURRENT ASSETS	3,366

PROPERTY AND EQUIPMENT, net	59,343
DEPOSITS	104,600
TOTAL ASSETS	$167,309

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$344,854
Accrued expenses	2,353,077
Liquidated damages liability	61,500
Notes payable – related parties	124,000
Notes payable – officers	––
Convertible notes, net of debt discounts of $688,949	1,172,051
Equity line of credit	––
Warrant and option liability	7,497,397
Beneficial conversion feature liability	22,254,386
TOTAL CURRENT LIABILITIES	33,807,265

STOCKHOLDERS' DEFICIT
Common Stock (150,000,000 shares authorized; 107,117,101 shares issued and 106,635,201 shares outstanding at December 31, 2007	106,635
Shares to be issued	43,900
Additional paid-in capital	10,762,982
Deficit accumulated during development stage	(44,888,219)
TOTAL STOCKHOLDERS' DEFICIT	(33,639,956)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$167,309

The accompanying notes form an integral part of these unaudited condensed financial statements.

SIONIX CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

(UNAUDITED)

			Cumulative
	For the Years		from October 3, 1994) to
	Ended September 30,		September 30,
	2007	2006	2007
	(As Restated)	(As Restated)	(As Restated)
Revenues	$––	$––	$––

Operating expenses
General and administrative	5,064,569	275,242	22,181,106
Research and development	236,904	––	2,212,844
Depreciation and amortization	8,157	7,793	540,262
Total operating expenses	5,309,630	283,035	24,934,212
Loss from operations	(5,309,630))	(283,035)	(24,934,212)

Other income (expense)
Interest income	917	106	59,460
Interest expense and financing costs	(126,286)	(110,410)	(32,737,710)
Gain on change in fair value of warrant and option liability	2,178,505	––	2,506,978
Gain on change in fair value of beneficial conversion liability	7,834,301	––	11,748,332
Impairment of intangibles	––	––	(1,267,278)
Inventory obsolesence	––	––	(365,078)
Legal settlement	––	––	344,949
Loss on settlement of debt	––	––	(230,268)
Total other (income) expense	9,887,437	(110,304)	(19,940,615)
Loss before income taxes	4,577,807	(393,339)	(44,874,827)
Income taxes	900	900	13,392
Net income (loss)	$4,576,907	$(394,239)	$(44,888,219)

Basic income (loss) per share	$0.04	$(0.00)
Dilutive income (loss) per share	$0.04	$(0.00)

Basic weighted average number of
shares of common stock outstanding	106,635,201	105,459,175
Dilutive weighted average number of
shares of common stock outstanding	106,635,201	105,459,175

The accompanying notes form an integral part of these unaudited condensed financial statements.

SIONIX CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM OCTOBER 3, 1994 (INCEPTION) TO DECEMBER 31, 2007

								Deficit	Total
	Common Stock		Additional	Shares	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Receivable	Cancelled	Fees	Inception	(Deficit)
Stock issued for cash, October 3, 1994	10,000	$10	$90	$––	$––	$––	$––	$––	$100
Net loss	––	––	––	––	––	––	––	(1,521)	(1,521)
Balance at December 31, 1994	10,000	10	90	––	––	––	––	(1,521)	(1,421)
Shares issued for assignment rights	1,990,000	1,990	(1,990)	––	––	––	––	––	––
Shares issued for services	572,473	572	135,046	––	––	––	––	––	135,618
Shares issued for debt	1,038,640	1,038	1,164,915	––	––	––	––	––	1,165,953
Shares issued for cash	232,557	233	1,119,027	––	––	––	––	––	1,119,260
Shares issued for subscription receivable	414,200	414	1,652,658	––	(1,656,800)	––	––	––	(3,728)
Shares issued for productions costs	112,500	113	674,887	––	(675,000)	––	––	––	––
Net loss	––	––	––	––	––	––	––	(914,279)	(914,279)
Balance at December 31, 1995	4,370,370	4,370	4,744,633	––	(2,331,800)	––	––	(915,800)	1,501,403
Shares issued for reorganization	18,632,612	18,633	(58,033)	––	––	––	––	––	(39,400)
Shares issued for cash	572,407	573	571,834	––	––	––	––	––	572,407
Shares issued for services	24,307	24	24,283	––	––	––	––	––	24,307
Net loss	––	––	––	––	––	––	––	(922,717)	(922,717)
Balance at September 30, 1996	23,599,696	23,600	5,282,717	––	(2,331,800)	––	––	(1,838,517)	1,136,000
Shares issued for cash	722,733	723	365,857	––	––	––	––	––	366,580
Shares issued for services	274,299	274	54,586	––	––	––	––	––	54,860
Cancellation of shares	(542,138)	(542)	(674,458)	––	675,000	––	––	––	––
Net loss	––	––	––	––	––	––	––	(858,915)	(858,915)
Balance at September 30, 1997	24,054,590	24,055	5,028,702	––	(1,656,800)	––	––	(2,697,432)	698,525
Shares issued for cash	2,810,000	2,810	278,190	––	––	––	––	––	281,000
Shares issued for services	895,455	895	88,651	––	––	––	––	––	89,546
Shares issued for compensation	2,200,000	2,200	217,800	––	––	––	––	––	220,000
Cancellation of shares	(2,538,170)	(2,538)	(1,534,262)	––	1,656,800	––	––	––	120,000
Net loss	––	––	––	––	––	––	––	(1,898,376)	(1,898,376)
Balance at September 30, 1998	27,421,875	27,422	4,079,081	––	––	––	––	(4,595,808)	(489,305)
Shares issued for compensation	3,847,742	3,847	389,078	––	––	––	––	––	392,925
Shares issued for services	705,746	706	215,329	––	––	––	––	––	216,035
Shares issued for cash	9,383,000	9,383	928,917	––	––	––	––	––	938,300
Net loss	––	––	––	––	––	––	––	(1,158,755)	(1,158,755)
Balance at September 30, 1999	41,358,363	41,358	5,612,405	––	––	––	––	(5,754,563)	(100,800)
Shares issued for cash	10,303,500	10,304	1,020,046	––	––	––	––	––	1,030,350
Shares issued for compensation	1,517,615	1,518	1,218,598	––	––	––	––	––	1,220,116
Shares issued for services	986,844	986	253,301	––	––	––	––	––	254,287
Net loss	––	––	––	––	––	––	––	(2,414,188)	(2,414,188)

SIONIX CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM OCTOBER 3, 1994 (INCEPTION) TO DECEMBER 31, 2007 (Continued)

								Deficit	Total
	Common Stock		Additional	Shares	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Receivable	Cancelled	Fees	Inception	(Deficit)
Balance at September 30, 2000	54,166,322	54,166	8,104,350	––	––	––	––	(8,168,751)	(10,235)
Shares issued for services	2,517,376	2,517	530,368	––	––	––	(141,318)	––	391,567
Shares issued for cash	6,005,000	6,005	594,495	––	––	––	––	––	600,500
Shares to be issued for cash (100,000 shares)	––	––	––	10,000	––	––	––	––	10,000
Shares to be issued for debt (639,509 shares)	––	––	––	103,295	––	––	––	––	103,295
Net loss	––	––	––	––	––	––	––	(1,353,429)	(1,353,429)
Balance at September 30, 2001	62,688,698	62,688	9,229,213	113,295	––	––	(141,318)	(9,522,180)	(258,302)
Shares issued for services	1,111,710	1,112	361,603	––	––	––	54,400	––	417,115
Shares issued as a contribution	100,000	100	11,200	––	––	––	––	––	11,300
Shares issued for compensation	18,838	19	2,897	––	––	––	––	––	2,916
Shares issued for cash	16,815,357	16,815	1,560,782	(10,000)	––	––	––	––	1,567,597
Shares issued for debt	1,339,509	1,340	208,639	(103,295)	––	––	––	––	106,684
Shares to be issued related to equity
financing (967,742 shares)	––	––	(300,000)	300,000	––	––	––	––	––
Cancellation of shares	(7,533,701)	(7,534)	––	––	––	––	––	––	(7,534)
Net loss	––	––	––	––	––	––	––	(1,243,309)	(1,243,309)
Balance at September 30, 2002	74,540,411	74,540	11,074,334	300,000	––	––	(86,918)	(10,765,489)	596,467
Shares issued for services	2,467,742	2,468	651,757	(300,000)	––	––	––	––	354,225
Shares issued for capital equity line	8,154,317	8,154	891,846	––	––	––	––	––	900,000
Amortization of consulting fees	––	––	––	––	––	––	86,918	––	86,918
Cancellation of shares	(50,000)	(50)	50	––	––	––	––	––	––
Shares to be cancelled (7,349,204 shares)	––	––	7,349	––	––	(7,349)	––	––	––
Net loss	––	––	––	––	––	––	––	(1,721,991)	(1,721,991)
Balance at September 30, 2003	85,112,470	85,112	12,625,336	––	––	(7,349)	––	(12,487,480)	215,619
Shares issued for capital equity line	19,179,016	19,179	447,706	––	––	––	––	––	466,885
Shares issued for services	5,100,004	5,100	196,997	––	––	––	(13,075)	––	189,022
Share to be issued for cash (963,336 shares)	––	––	––	28,900	––	––	––	––	28,900
Shares to be issued for debt (500,000 shares)	––	––	––	15,000	––	––	––	––	15,000
Cancellation of shares	(7,349,204)	(7,349)	––	––	––	7,349	––	––	––
Issuance of warrants related to 2004 stock purchase	––	––	24,366	––	––	––	––	––	24,366
Net loss	––	––	––	––	––	––	––	(1,593,135)	(1,593,135)
Balance at September 30, 2004	102,042,286	102,042	13,294,405	43,900	––	––	(13,075)	(14,080,615)	(653,343)
Amortization of consulting fees	––	––	––	––	––	––	13,075	––	13,075
Net loss	––	––	––	––	––	––	––	(722,676)	(722,676)
Balance at September 30, 2005	102,042,286	102,042	13,294,405	43,900	––	––	––	(14,803,291)	(1,362,944)
Net loss	––	––	––	––	––	––	––	(1,049,319)	(1,049,319)

SIONIX CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM OCTOBER 3, 1994 (INCEPTION) TO DECEMBER 31, 2007(Continued)

								Deficit	Total
	Common Stock		Additional	Shares	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Receivable	Cancelled	Fees	Inception	(Deficit)
Balance at September 30, 2006	102,042,286	102,042	13,294,405	43,900	––	––	––	(15,852,610)	(2,412,263)
Stock issued for consulting	4,592,915	4,593	80,336	––	––	––	––	––	84,929
Reclassification to warrant and option liability	––	––	(2,277,013)	––	––	––	––	––	(2,277,013)
Net loss	––	––	––	––	––	––	––	(33,612,516)	(33,612,516)
Balance at September 30, 2007	106,635,201	106,635	11,097,728	43,900	––	––	––	(49,465,126)	(38,216,863)
Net income	––	––	––	––	––	––	––	4,576,907	4,576,907
Balance at December 31, 2007 (unaudited), restated	106,635,201	$106,635	$11,097,728	$43,900	$––	$––	$––	$(44,888,219)	$(33,639,956)

The accompanying notes form an integral part of these unaudited condensed financial statements.

SIONIX CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months		Cummulative from Inception (October 3, 1994 to
	Ended December 31,		December 31,
	2007	2006	2007
	(As Restated)		(As Restated)
OPERATING ACTIVITIES:
Net income (loss)	$4,576,907	$(394,239)	$(44,888,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,157	7,793	627,180
Amortization of beneficial conversion features discount and warrant discount	405,651	91,528	1,288,669
Stock based compensation expense - employee	1,791,360	––	7,414,349
Stock based compensation expense - consultant	3,006,027	32,929	5,970,896
Gain on change in fair value of warrant and option liability	(2,178,505)	––	(2,887,418)
Gain on change in fair value of beneficial conversion liability	(7,834,301)	––	(11,748,332)
Non-cash financing costs	––	––	31,814,935
Impairment of assets	––	––	514,755
Write-down of obsolete assets	––	––	38,862
Impairment of intangible assets	––	––	1,117,601
Loss on settlement of debt	––	––	130,268
Write-off of beneficial conversion features	(380,440)	––	(380,440)
Accrual of liquidated damages	46,125	––	61,500
Other	––	––	(799,044)
Increase in assets:
Other current assets	(650)	––	(2,000)
Other assets	––	––	(104,600)
Increase (decrease) in liabilities:
Accounts payable	187,455	(59,576)	344,854
Accrued expenses	79,331	159,389	2,086,143
Net cash used in operating activities	(292,883)	(162,176)	(9,400,041)
INVESTING ACTIVITIES:
Acquisition of property and equipment	(26,666)	––	(398,121)
Acquisition of patents	––	––	(154,061)
Net cash used in investing activities	(26,666)	––	(552,182)
FINANACING ACTIVITIES:
Payment on notes payable to officer	(19,260)	(18,800)	(218,502)
Proceeds from notes payable, related party	––	––	457,433
Payments on notes payable to related party	(5,000)	––	(5,000)
Receipt from (payments to) equity line of credit	(27,336)	(75,000)	428,664
Proceeds from convertible notes payable	––	622,500	1,861,000
Issuance of common stock	––	––	7,386,094
Receipt of cash for stock to be issued	––	––	43,900
Net cash (used in) provided by financing activities	(51,596)	528,700	9,953,589
Net increase (decrease) in cash and cash equivalents	(371,145)	366,524	1,366
CASH AND CASH EQUIVALENTS, BEGINNING	372,511	4,544	––
CASH AND CASH EQUIVALENTS, ENDING	$1,366	$371,068	$1,366
SUPPLEMENTAL INFORMATION:
Cash and cash equivalents paid for interest	$––	$––	$––
Cash and cash equivalents paid for taxes	$––	$––	$––

The accompanying notes form an integral part of these unaudited condensed financial statements.

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

Stock-Based Compensation

Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123-R, “Share-Based Payment”  (“SFAS 123-R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, to be based on their fair values. SFAS 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS 123-R. The Company has applied SAB 107 in its adoption of SFAS 123-R.

Net Loss Per Share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS 128”). Basic net loss per share is computed by dividing the net loss available to common stock holders by  the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. During the three months ended December 31, 2007, the Company had net income; however, the net income was due to the change in the fair value of the warrant and option liability and in the change in the fair value of the beneficial conversion liability. If these securities had been converted at the beginning of the period, then the Company would have realized a loss for the three month period ended December 31, 2007. As such, these securities are determined to be anti-dilutive and the number of shares used to determine the basic and dilutive earnings per share is the same.”

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

	Weighted
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

NOTE 10

GOING CONCERN (Restated)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2007, the Company has incurred cumulative losses of $44,888,219 including net income for the three months ended December 31, 2007 of $4,576,907. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate financing to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and other operating expenses, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. Its ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

As part of the offering, the Company issued warrants to purchase 850,000 shares of Common Stock at $0.40 per share. The fair value of the warrants was $175,952 at the date of issuance and was calculated using the Black-Sholes valuation model using the following assumptions: risk free rate of return of 2.64% to 3.06%, expected volatility of 248%, dividend yield of 0% and expected term of 5 years.

Issuance of $750,000 in Common Stock and Related Warrants

Between March 14 and May 28, 2008, the Company completed an offering of 7,500,000 shares of Common Stock at $0.10 per share to a group of institutional and accredited investors, for a total of $750,000.

As part of the offering, the Company issued warrants to purchase 15,000,000 shares of Common Stock at $0.10 per share. The grant date fair value of the warrants was $2,182,233 and was calculated using the Black-Sholes valuation model using the following assumptions: risk free rate of return of 1.80% to 2.05 expected volatility ranging from  242% to 245%, dividend yield of 0% and expected life of three years.

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

The fair value of the monthly embedded beneficial conversion features was determined to be $1,222,663 as of December 31, 2007, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of .33 to 1 year.

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

Table 1 - 2007

						Beneficial	Warrant
						Conversion	Related to		Option Issued
						Features	$1,025,000 of	Warrant Issued	to Chief Executive
		2001		Warrants		and	Convertible	to Consultant	Officer for the
		Executive		Related to	Warrant	Beneficial	Bridge Notes	for the Three	Three Month
	As	Officers	Advisory	2004 Stock	Issued	Conversion	and	Months Ended	Period Ended		Warrant Issued
	Previously	Option	Board	Purchase	for	Features	Warrant	December 31,	December 31,	Warrant Issued	to Chief		As
	Stated	Plan	Compensation	Agreement	Services	Discount	Discount	2007	2007	to Director	Financial Officer	Reclassifications	Restated
Balance Sheet
Accrued expenses	$1,777,077		$576,000										$2,353,077
Convertible Notes, net	1,229,817					(17,075)	(40,691)						1,172,051
Warrant liability	––	1,223,588	1,533,300				321,778	1,515,432	1,515,432	177,465	177,465		6,464,460
Beneficial conversion feature liability	––					1,222,663							1,222,663
Additional paid-in capital	15,643,156	(2,271,879)	(269,848)	(45,663)	(100,811)	(1,021,570)	(340,585)	(414,909)	(414,909)				10,762,982
Deferred warrant expense	(67,038)				67,038								––
Deficit accumulated during development stage	(19,096,592)	1,048,291	(1,839,452)	45,663	33,773	(184,018)	59,498	(1,100,523)	(1,100,523)	(177,465)	(177,465)		(22,488,813)

Statement of Operations (for the three months ended December 31, 2007)
General and administrative	$1,367,677		$1,557,705		$(33,773)			$1,033,412	$1,033,412	$171,520	$171,520	$(236,904)	$5,064,569
Research and development	––											236,904	236,904
Interest expense	(188,625)		380,440			(288,036)	(30,065)						(126,286)
Decrease (increase) in warrant liability		703,326	24,405				178,154	(67,111)	(67,111)	(5,945)	(5,945)		759,773
Increase in beneficial conversion feature liability						208,149							208,149
Beneficial conversion feature expense	(231,998)					231,998							––
Basic and dilutive loss per s	(0.02)		(0.01)					(0.01)					(0.04)

Statement of Operations (since inception)
General and administrative	$14,519,764		$2,215,848	$24,367	$(33,773)		$87,734	$1,033,412	$1,033,412	$171,520	$171,520	$(829,730)	$18,394,074
Research and development	1,449,474											763,370	2,212,844
Interest expense	(658,869)		380,440			(624,165)	(85,239)					(315,382)	(1,303,215)
Decrease in warrant liability		1,048,291	24,405	70,029	––		232,471	(67,111)	(67,111)	(5,945)	(5,945)		1,229,084
Increase in beneficial conversion feature liability			(4,044)			208,149							204,105
Beneficial conversion feature expense	(548,858)					548,858							––
Legal settlement	434,603											(89,654)	344,949
Income taxes	10,800											2,592	13,392

Statement of Cash Flows (for the three months ended December 31, 2007)
Net loss	$(1,796,440)	$703,326	$(1,152,860)		$33,773	$152,111	$148,089	$(1,100,523)	$(1,100,523)	$(177,465)	$(177,465)		$(4,467,977)
Amortization of beneficial conversion features discount and warr	231,998					56,038	30,065					87,550	405,651
Stock based compensation expense- employee	414,909								1,033,411	171,520	171,520		1,791,360
Stock based compensation expense- consultant	414,909		1,557,706					1,033,412					3,006,027
(Decrease) increase in warrant liability		(703,326)	(24,405)		––		(178,154)	67,111	67,111	5,945	5,945		(759,773)
Increase in beneficial conversion feature liaiblity						(208,149)							(208,149)
Write-off of beneficial conversion feature			(380,440)										(380,440)
Accrued expenses	135,529		98,051									(46,125)	187,455
Accrual of liquidating damages												46,125	46,125
Beneficial conversion feature	231,998					(231,998)							––
Warrants issued for consulting	111,255											(111,255)

	As Previously Stated	2001 Executive Officers Option Plan	Advisory Board Compensation	Warrants Related to 2004 Stock Purchase Agreement	Warrants Issued for Services	Beneficial Conversion Features and Beneficial Conversion Features Discount	Warrants Related to $1,025,000 of Convertible Bridge Notes and Warrant Discount	Warrants Issued to Consultant for the Three Months Ended December 31, 2007	Options Issued to Employees for the Three Month Period Ended December 31, 2007	Warrant Issued to Direcotr	Warrant Issued to Chief Financial Officer	Reclassifications	As Restated
Statement of Cash Flows (since inception)
Net loss	$(19,096,592)	$1,048,291	$(1,839,452)	$45,663	$33,773	$184,018	$59,498	$(1,100,523)	$(1,100,523)	$(177,465)	$(177,465)	$(353,114)	$(22,473,891)
Amoritzation of beneficial conversion feature discount and warrant discount	547,375		265,650			661,620	85,244					(271,220)	1,288,669
Stock based compensation expense - employee	414,909								1,033,412	171,520	171,520	1,835,956	3,627,317
Stock based compensation expense - consultant	414,909		1,557,705	24,366			541,652	1,033,412				2,398,852	5,970,896
Warrants issued for consulting services	217,366											(217,366)
Issuance of Common Stock for compensation	1,835,957											(1,835,957)	––
Issuance of Common Stock for services	2,181,486											(2,181,486)	––
Decrease in warrant liability		(1,048,291)	(24,405)	(70,029)			(232,471)	67,111	67,111	5,945	5,945		(1,229,084)
Decrease in beneficial conversion feature liability			4,044			(208,149)							(204,105)
Write-off of beneficial conversion feature			(576,000)										(576,000)
Increase in advances to employees	(512,727)											512,727	––
Decrease in other receivables	3,000											(3,000)	––
Increase in deposits	(104,600)											104,600	––

Other current assets												(2,000)	(2,000)
Other assets												(104,600)	(104,600)
Accounts payable	414,853											(69,999)	344,854
Accrued expenses	1,838,402		576,465									(133,164)	2,281,703
Accrual of liquidating damages												61,500	61,500
Proceeds from issuance of notes	2,313,433											(2,313,433)	––
Proceeds from convertible notes payable												1,861,000	1,861,000
Proceeds from notes payable to related party												457,433	457,433
Payments on notes payable to related party												(5,000)	(5,000)
Issuance of common stock for cash	7,376,094											10,000	7,386,094
Receipt of cash for stock to be issued	53,900											(10,000)	43,900
													––

Table 2 - 2006

						Beneficial	Warrant
						Conversion	Related to		Option Issued
						Features	$1,025,000 of	Warrant Issued	to Chief Executive
		2001		Warrants		and	Convertible	to Consultant	Officer for the
		Executive		Related to	Warrant	Beneficial	Bridge Notes	for the Three	Three Month
	As	Officers	Advisory	2004 Stock	Issued	Conversion	and	Months Ended	Period Ended		Warrant Issued
	Previously	Option	Board	Purchase	for	Features	Warrant	December 31,	December 31,	Warrant Issued	to Chief		As
	Stated	Plan	Compensation	Agreement	Services	Discount	Discount	2007	2007	to Direcotr	Financial Officer	Reclassifications	Restated
Statement of Operations (for the three months ended December 31, 2006)
General and administrative	$202,938		$72,304										$275,242
Interest expense	(19,242)					$(89,686)						(1,482)	(110,410)
Beneficial conversion feature	(1,482)											1,482	––

Statement of Cash Flows (for the three months ended December 31, 2006)
Net loss	$(232,249)		$(72,304)			$(89,686)							$(394,239)
Amortization of beneficial conversion features discount and warrant discount	1,842					89,686							91,528
Accrued expenses	87,085		72,304										159,389

NOTE 14

SUBSEQUENT RESTATEMENT TO PREVIOUS RESTATEMENT

As discussed in NOTE 13 RESTATEMENT above, the Company restated its December 31, 2007 financial statements due to a comment letter received from the Securities and Exchange Commission. However, the restatement did not properly account for the certain derivative transactions as discussed below.

The Company issued 25 secured convertible promissory notes between October 17, 2006 and February 27, 2007 for total proceeds to the Company of $750,000 (“Convertible Notes 1”). Convertible Notes 1 could be converted into shares of the Company’s common stock at a conversion price of $0.05 per share. Convertible Notes 1 contained a provision that would automatically adjust the conversion price if equity securities or instruments convertible into equity securities were issued at a conversion price of less than $0.05.

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

As a result of the issuance of Convertible Notes 2, the conversion price for Convertible Notes 1 was adjusted down from $0.05 to $0.01. The decrease in the conversion price increased the potential dilutive shares from 15,000,000 to 75,000,000, and this subsequently increased the total outstanding and potential dilutive shares over the authorized common share limit of 150,000,000. Because there were insufficient authorized shares to fulfill all potential conversions, the Company should have classified all potentially dilutive securities as derivative liabilities as of June 6, 2007. The Company researched its debt and equity instruments and determined that the potentially dilutive securities are as follows:

•

Warrants and Options

•

Beneficial Conversion Feature

The Company analyzed the effect of the recalculation on the balance sheet and the statements of operations and cash flows as of December 31, 2007. The analysis and results were as follows:

Warrants and Options Liability

As of December 31 2007, the Company had 19,784,766 warrants outstanding and 11,595,934 options outstanding.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as of June 6, 2007.

At December 31, 2007, the Company determined the fair value of all warrants and options to be $4,731,442 and $2,765,955, respectively, using the Black Sholes model with the following assumptions:

•

risk free rate of return between 3.07% and 3.45%;

•

volatility between 264% and 280%;

•

dividend yield of 0%; and

•

expected term between 3.30 years and 4.97 years.

Statement of Operations

At December 31, 2007, the Company recorded $1,418,732 as a gain on change in fair value of warrant and option liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the decrease in fair value of the warrant and option liability of $1,418,732.

Beneficial Conversion Feature

As of December 31, 2007, the Company had $2,005,000 in convertible notes that could be converted into 100,154,621 shares.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS 133 as of June 6, 2007.

At December 31, 2007, the Company determined the fair value of the embedded conversion options to be $22,254,386 using the Black Sholes model with the following assumptions:

•

risk free rate of return between 3.34% and 3.49%;

•

volatility between 101% and 160%;

•

dividend yield of 0%; and

•

expected term of 0.30 years to 1.0 years.

Statement of Operations

At December 31, 2007, the Company  recorded $7,626,152 as a gain on change in fair value of beneficial conversion liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the $7,626,152 change in fair value of the beneficial conversion liability.

The following table shows the effect of each of the changed discusses above on the Company’s balance sheet, statement of operation, and statement of cash flows for the three months ended December 31, 2007.

	As Previously Stated	Benficial Conversion Features	Warrants and Options	As Restated December 31, 2007
Balance Sheet
Accrued expenses	$2,353,077	$––	$––	$2,353,077
Warrant and option liability	6,464,460	––	1,032,937	7,497,397
Beneficial conversion liability	1,222,663	21,031,723	––	22,254,386
Additional paid-in capital	10,762,982	––	334,746	11,097,728
Deficit accumulated during developmental stage	(22,488,813)	(21,031,723)	(1,367,683)	(44,888,219)

Statement of Operations (for the three months ended December 31, 2007)
Gain on change in fair value of warrant and option liability	$759,773	$––	$1,418,732	$2,178,505
Gain on change in fair value of beneficail conversion liability	208,149	7,626,152	––	7,834,301
General and administrative expense	5,064,569	––	––	5,064,569
Interest expense and financing costs	(126,286)	––	––	(126,286)

Statement of Operations (since inception)
Gain on change in fair value of warrant and option liability	$848,644	$––	$1,658,334	$2,506,978
Gain on change in fair value of beneficail conversion liability	204,105	11,544,227	––	11,748,332
General and administrative expense	18,394,074	3,787,032	––	22,181,106
Interest expense and financing costs	(922,775)	(30,536,702)	(1,278,233)	(32,737,710)

Statement of Cash Flows (for the three months ended December 31, 2007)
Net income (loss)	$(4,467,977)	$7,626,152	$1,418,732	$4,576,907
Gain on change in fair value of warrant and option liability	(759,773)	––	(1,418,732)	(2,178,505)
Gain on change in fair value of beneficail conversion liability	(208,149)	(7,626,152)	––	(7,834,301)
Non-cash compensation expense	1,791,360	––	––	1,791,360
Non-cash financing costs	––	––	––	––

Statement of Cash Flows (since inception)
Net income (loss)	$(22,488,813)	$(22,779,507)	$380,101	$(44,888,219)
Gain on change in fair value of warrant and option liability	(1,229,084)	––	(1,658,334)	(2,887,418)
Gain on change in fair value of beneficail conversion liability	(204,105)	(11,544,227)	––	(11,748,332)
Non-cash compensation expense	3,627,317	3,787,032	––	7,414,349
Non-cash financing costs	-	30,536,702	1,278,233	31,814,935

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

RESTATEMENT OF FINANCIAL STATEMENTS. On December 11, 2007 the Company received a comment letter from the Securities & Exchange Commission relating to a registration statement on Form SB-2 filed by the Company on November 14, 2007. In responding to the comment letter, the Company recalculated the number of shares of Common Stock available for issuance and determined that as of September 30, 2007, the number of shares of Common Stock that would be required to be issued if all of the Company’s convertible securities, including debt securities, options and warrants were converted or exercised, exceeded the number of shares of authorized Common Stock. The difference between the original calculation and the recalculation is illustrated below.

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

The fair value of the monthly embedded beneficial conversion features was determined to be $1,222,663 as of December 31, 2007, which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 3.34%; volatility of 98.01%; dividend yield of 0%; and an expected term of .33 to 1 year.

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

Table 1 - 2007

						Beneficial	Warrant
						Conversion	Related to		Option Issued
						Features	$1,025,000 of	Warrant Issued	to Chief Executive
		2001		Warrants		and	Convertible	to Consultant	Officer for the
		Executive		Related to	Warrant	Beneficial	Bridge Notes	for the Three	Three Month
	As	Officers	Advisory	2004 Stock	Issued	Conversion	and	Months Ended	Period Ended		Warrant Issued
	Previously	Option	Board	Purchase	for	Features	Warrant	December 31,	December 31,	Warrant Issued	to Chief		As
	Stated	Plan	Compensation	Agreement	Services	Discount	Discount	2007	2007	to Director	Financial Officer	Reclassifications	Restated
Balance Sheet
Accrued expenses	$1,777,077		$576,000										$2,353,077
Convertible Notes, net	1,229,817					(17,075)	(40,691)						1,172,051
Warrant liability	––	1,223,588	1,533,300				321,778	1,515,432	1,515,432	177,465	177,465		6,464,460
Beneficial conversion feature liability	––					1,222,663							1,222,663
Additional paid-in capital	15,643,156	(2,271,879)	(269,848)	(45,663)	(100,811)	(1,021,570)	(340,585)	(414,909)	(414,909)				10,762,982
Deferred warrant expense	(67,038)				67,038								––
Deficit accumulated during development stage	(19,096,592)	1,048,291	(1,839,452)	45,663	33,773	(184,018)	59,498	(1,100,523)	(1,100,523)	(177,465)	(177,465)		(22,488,813)

Statement of Operations (for the three months ended December 31, 2007)
General and administrative	$1,367,677		$1,557,705		$(33,773)			$1,033,412	$1,033,412	$171,520	$171,520	$(236,904)	$5,064,569
Research and development	––											236,904	236,904
Interest expense	(188,625)		380,440			(288,036)	(30,065)						(126,286)
Decrease (increase) in warrant liability		703,326	24,405				178,154	(67,111)	(67,111)	(5,945)	(5,945)		759,773
Increase in beneficial conversion feature liability						208,149							208,149
Beneficial conversion feature expense	(231,998)					231,998							––
Basic and dilutive loss per s	(0.02)		(0.01)					(0.01)					(0.04)

Statement of Operations (since inception)
General and administrative	$14,519,764		$2,215,848	$24,367	$(33,773)		$87,734	$1,033,412	$1,033,412	$171,520	$171,520	$(829,730)	$18,394,074
Research and development	1,449,474											763,370	2,212,844
Interest expense	(658,869)		380,440			(624,165)	(85,239)					(315,382)	(1,303,215)
Decrease in warrant liability		1,048,291	24,405	70,029	––		232,471	(67,111)	(67,111)	(5,945)	(5,945)		1,229,084
Increase in beneficial conversion feature liability			(4,044)			208,149							204,105
Beneficial conversion feature expense	(548,858)					548,858							––
Legal settlement	434,603											(89,654)	344,949
Income taxes	10,800											2,592	13,392

Statement of Cash Flows (for the three months ended December 31, 2007)
Net loss	$(1,796,440)	$703,326	$(1,152,860)		$33,773	$152,111	$148,089	$(1,100,523)	$(1,100,523)	$(177,465)	$(177,465)		$(4,467,977)
Amortization of beneficial conversion features discount and warr	231,998					56,038	30,065					87,550	405,651
Stock based compensation expense- employee	414,909								1,033,411	171,520	171,520		1,791,360
Stock based compensation expense- consultant	414,909		1,557,706					1,033,412					3,006,027
(Decrease) increase in warrant liability		(703,326)	(24,405)		––		(178,154)	67,111	67,111	5,945	5,945		(759,773)
Increase in beneficial conversion feature liaiblity						(208,149)							(208,149)
Write-off of beneficial conversion feature			(380,440)										(380,440)
Accrued expenses	135,529		98,051									(46,125)	187,455
Accrual of liquidating damages												46,125	46,125
Beneficial conversion feature	231,998					(231,998)							––
Warrants issued for consulting	111,255											(111,255)

	As Previously Stated	2001 Executive Officers Option Plan	Advisory Board Compensation	Warrants Related to 2004 Stock Purchase Agreement	Warrants Issued for Services	Beneficial Conversion Features and Beneficial Conversion Features Discount	Warrants Related to $1,025,000 of Convertible Bridge Notes and Warrant Discount	Warrants Issued to Consultant for the Three Months Ended December 31, 2007	Options Issued to Employees for the Three Month Period Ended December 31, 2007	Warrant Issued to Direcotr	Warrant Issued to Chief Financial Officer	Reclassifications	As Restated
Statement of Cash Flows (since inception)
Net loss	$(19,096,592)	$1,048,291	$(1,839,452)	$45,663	$33,773	$184,018	$59,498	$(1,100,523)	$(1,100,523)	$(177,465)	$(177,465)	$(353,114)	$(22,473,891)
Amoritzation of beneficial conversion feature discount and warrant discount	547,375		265,650			661,620	85,244					(271,220)	1,288,669
Stock based compensation expense - employee	414,909								1,033,412	171,520	171,520	1,835,956	3,627,317
Stock based compensation expense - consultant	414,909		1,557,705	24,366			541,652	1,033,412				2,398,852	5,970,896
Warrants issued for consulting services	217,366											(217,366)
Issuance of Common Stock for compensation	1,835,957											(1,835,957)	––
Issuance of Common Stock for services	2,181,486											(2,181,486)	––
Decrease in warrant liability		(1,048,291)	(24,405)	(70,029)			(232,471)	67,111	67,111	5,945	5,945		(1,229,084)
Decrease in beneficial conversion feature liability			4,044			(208,149)							(204,105)
Write-off of beneficial conversion feature			(576,000)										(576,000)
Increase in advances to employees	(512,727)											512,727	––
Decrease in other receivables	3,000											(3,000)	––
Increase in deposits	(104,600)											104,600	––

Other current assets												(2,000)	(2,000)
Other assets												(104,600)	(104,600)
Accounts payable	414,853											(69,999)	344,854
Accrued expenses	1,838,402		576,465									(133,164)	2,281,703
Accrual of liquidating damages												61,500	61,500
Proceeds from issuance of notes	2,313,433											(2,313,433)	––
Proceeds from convertible notes payable												1,861,000	1,861,000
Proceeds from notes payable to related party												457,433	457,433
Payments on notes payable to related party												(5,000)	(5,000)
Issuance of common stock for cash	7,376,094											10,000	7,386,094
Receipt of cash for stock to be issued	53,900											(10,000)	43,900
													––

Table 2 - 2006

						Beneficial	Warrant
						Conversion	Related to		Option Issued
						Features	$1,025,000 of	Warrant Issued	to Chief Executive
		2001		Warrants		and	Convertible	to Consultant	Officer for the
		Executive		Related to	Warrant	Beneficial	Bridge Notes	for the Three	Three Month
	As	Officers	Advisory	2004 Stock	Issued	Conversion	and	Months Ended	Period Ended		Warrant Issued
	Previously	Option	Board	Purchase	for	Features	Warrant	December 31,	December 31,	Warrant Issued	to Chief		As
	Stated	Plan	Compensation	Agreement	Services	Discount	Discount	2007	2007	to Direcotr	Financial Officer	Reclassifications	Restated
Statement of Operations (for the three months ended December 31, 2006)
General and administrative	$202,938		$72,304										$275,242
Interest expense	(19,242)					$(89,686)						(1,482)	(110,410)
Beneficial conversion feature	(1,482)											1,482	––

Statement of Cash Flows (for the three months ended December 31, 2006)
Net loss	$(232,249)		$(72,304)			$(89,686)							$(394,239)
Amortization of beneficial conversion features discount and warrant discount	1,842					89,686							91,528
Accrued expenses	87,085		72,304										159,389

RESTATEMENT TO RESTATED FINANCIAL STATEMENTS. As discussed above, the Company restated its December 31, 2007 financial statements due to a comment letter from the Securities and Exchange Commission. However, the restatement did not properly account for the certain derivative transactions as discussed below.

The Company issued 25 secured convertible promissory notes between October 17, 2006 and February 27, 2007 for total proceeds to the Company of $750,000 (“Convertible Notes 1”). Convertible Notes 1 could be converted into shares of the Company’s common stock at a conversion price of $0.05 per share. Convertible Notes 1 contained a provision that would automatically adjust the conversion price if equity securities or instruments convertible into equity securities were issued at a conversion price of less than $0.05.

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

As a result of the issuance of Convertible Notes 2, the conversion price for Convertible Notes 1 was adjusted down from $0.05 to $0.01. The decrease in the conversion price increased the potential dilutive shares from 15,000,000 to 75,000,000, and this subsequently increased the total outstanding and potential dilutive shares over the authorized common share limit of 150,000,000. Because there were insufficient authorized shares to fulfill all potential conversions, the Company should have classified all potentially dilutive securities as derivative liabilities as of June 6, 2007. The Company researched its debt and equity instruments and determined that the potentially dilutive securities are as follows:

•

Warrants and Options

•

Beneficial Conversion Feature

The Company analyzed the effect of the recalculation on the balance sheet and the statements of operations and cash flows as of December 31, 2007. The analysis and results were as follows:

Warrants and Options Liability

As of December 31 2007, the Company had 19,784,766 warrants outstanding and 11,595,934 options outstanding.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as of June 6, 2007.

At December 31, 2007, the Company determined the fair value of all warrants and options to be $4,731,442 and $2,765,955, respectively using the Black Sholes model with the following assumptions:

•

risk free rate of return between 3.07% and 3.45%;

•

volatility between 264% and 280%;

•

dividend yield of 0%; and

•

expected term between 3.30 years and 4.97 years.

Statement of Operations

At December 31, 2007, the Company recorded $1,418,732 as a gain on change in fair value of warrant and option liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the decrease in fair value of the warrant and option liability of $1,418,732.

Beneficial Conversion Feature

As of December 31, 2007, the Company had $2,005,000 in convertible notes that could be converted into 100,154,621 shares.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS 133 as of June 6, 2007.

At December 31, 2007, the Company determined the fair value of the embedded conversion options to be $22,254,386 using the Black Sholes model with the following assumptions:

•

risk free rate of return between 3.34% and 3.49%;

•

volatility between 101% and 160%;

•

dividend yield of 0%; and

•

expected term of 0.30 years to 1.0 years.

Statement of Operations

At December 31, 2007, the Company recorded $7,626,152 as a gain on change in fair value of beneficial conversion liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the $7,626,152 change in fair value of the beneficial conversion liability.

The following table shows the effect of each of the changed discusses above on the Company’s balance sheet, statement of operation, and statement of cash flows for the three months December 31, 2007.

	As Previously Stated	Benficial Conversion Features	Warrants and Options	As Restated December 31, 2007
Balance Sheet
Accrued expenses	$2,353,077	$––	$––	$2,353,077
Warrant and option liability	6,464,460	––	1,032,937	7,497,397
Beneficial conversion liability	1,222,663	21,031,723	––	22,254,386
Additional paid-in capital	10,762,982	––	334,746	11,097,728
Deficit accumulated during developmental stage	(22,488,813)	(21,031,723)	(1,367,683)	(44,888,219)

Statement of Operations (for the three months ended December 31, 2007)
Gain on change in fair value of warrant and option liability	$759,773	$––	$1,418,732	$2,178,505
Gain on change in fair value of beneficail conversion liability	208,149	7,626,152	––	7,834,301
General and administrative expense	5,064,569	––	––	5,064,569
Interest expense and financing costs	(126,286)	––	––	(126,286)

Statement of Operations (since inception)
Gain on change in fair value of warrant and option liability	$848,644	$––	$1,658,334	$2,506,978
Gain on change in fair value of beneficail conversion liability	204,105	11,544,227	––	11,748,332
General and administrative expense	18,394,074	3,787,032	––	22,181,106
Interest expense and financing costs	(922,775)	(30,536,702)	(1,278,233)	(32,737,710)

Statement of Cash Flows (for the three months ended December 31, 2007)
Net income (loss)	$(4,467,977)	$7,626,152	$1,418,732	$4,576,907
Gain on change in fair value of warrant and option liability	(759,773)	––	(1,418,732)	(2,178,505)
Gain on change in fair value of beneficail conversion liability	(208,149)	(7,626,152)	––	(7,834,301)
Non-cash compensation expense	1,791,360	––	––	1,791,360
Non-cash financing costs	––	––	––	––

Statement of Cash Flows (since inception)
Net income (loss)	$(22,488,813)	$(22,779,507)	$380,101	$(44,888,219)
Gain on change in fair value of warrant and option liability	(1,229,084)	––	(1,658,334)	(2,887,418)
Gain on change in fair value of beneficail conversion liability	(204,105)	(11,544,227)	––	(11,748,332)
Non-cash compensation expense	3,627,317	3,787,032	––	7,414,349
Non-cash financing costs	-	30,536,702	1,278,233	31,814,935

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

Purchase obligations

Other long-term liabilities

RESULTS OF OPERATIONS (THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006, RESTATED).

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

Other income and (expense) was $9,887,437 for the three months ended December 31, 2007, an increase of $9,997,741 or approximately 9,064%, as compared to $(110,304) for the three months ended December 31, 2006. Increase in gain on change in fair value of the warrant and option liability was $2,178,505 for the three months ended December 31, 2007 and represents the decrease in the fair value of the warrant and option liability. The warrants and options were required to be classified as liabilities as of June 6, 2007, and valued at fair value on each balance sheet date, with the change in value reported in earnings. Therefore, there was no increase or decrease in the change in the option and warrant liability for the three months ended December 31, 2006. The increase in the gain on change in fair value of the beneficial conversion liability was $7,834,301 and represents the decrease in the fair value of the beneficial conversion liability. The beneficial conversion features were required to be classified as liabilities as of June 6, 2007, and valued at fair value on each balance sheet date, with the change reported in earnings. Therefore, there was no increase or decrease in the change of beneficial conversion liability for the three months ended December 31, 2006. Interest expense increased to $126,286 during the three months ended December 31, 2007, an increase of $15,876 or approximately 14%, as compared to $110,410 for the three months ended December 31, 2006.

Net income was $4,567,907 for the three months ended December 31, 2007, an increase of $4,971,146 or approximately 1,261%, as compared to net loss of $394,239 for the three months ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES, RESTATED. Net cash flows used in our operating activities was $292,883 for the three months ended December 31, 2007, an increase of $130,707 or approximately 81%, as compared to $162,176 for the three months ended December 31, 2006. The increase in cash flows used in operating activities is primarily attributable to the issuance of options and warrants for $4,797,385, amortization of the beneficial conversion features and warrant discount of $405,651, accrual of liquidating damages for $46,125, and decrease in the beneficial conversion liability and warrant and option liability of $7,834,301 and $2,178,505, respectively.

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

As of December 31, 2007, the Company had an accumulated deficit of $44,888,219. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

GOING CONCERN OPINION, RESTATED. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2007, the Company has incurred cumulative losses of $44,888,219 including net income for the three months ended December 31, 2007 of $4,576,907. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate financing to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its cost structure. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. Its ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if obtained, any such financing will likely involve additional fees and debt service requirements. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

ITEM 3 - CONTROLS AND PROCEDURES

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

None

Item 6

 Exhibits

3.1 Articles of Incorporation, as amended and restated(1)

3.2 Bylaws, as amended and restated(1)

10.1 Employment Agreement dated December 19, 2007 between the registrant and Richard H. Papalian (1)

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

Date: January 13, 2010

SIONIX CORPORATION

/s/ David R. Wells
David R. Wells
President, Chief Financial Officer, Assistant Secretary and Principal Financial and Accounting Officer