Form 10-Q/A
period 2008-03-31
SIONIX CORP
filed 2010-01-13
CIK 764667

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

EXPLANATORY NOTE

Between October 17, 2006 and February 27, 2007 Sionix Corporation issued 25 secured convertible promissory notes for total proceeds to the Company of $750,000 (“Convertible Notes 1”). Convertible Notes 1 could be converted into shares of the Company’s common stock at a conversion price of $0.05 per share. Convertible Notes 1 contained a provision that would automatically adjust the conversion price if equity securities or instruments convertible into equity securities were issued at a conversion price of less than $0.05.

On June 6, 2007, the Company issued 5 convertible promissory notes for a total of $86,000 (“Convertible Notes 2”). No warrants were issued in connection with Convertible Notes 2. Convertible Notes 2 mature on or about December 31, 2008, and are convertible into common stock at $0.01 per share.

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

•

Subordinated Convertible Notes 3

•

Warrants related to Subordinated Convertible Notes 3

As a result of these transactions, we are filing amendment number 2 (“Amendment 2”) to our Form 10-QSB for the period ended  March 31, 2008 (“Original Filing”) that was filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2008, and subsequently amended on May 11, 2009.

The primary purpose of the Amendment is to disclose the restatement of our financial statements for the six months ended March 31, 2008, and cumulative inception to date operations for March 31, 2008. A complete discussion of the restatement is included in the section of the Amendment 2 titled “Management’s Discussion and Analysis or Plan of Operation” and in Note 15 to our financial statements for the period ended March 31, 2008.

This Amendment 2 includes all of the information contained in the Original Filing, as amended, and we have made no attempt in this Amendment 2 to modify or update the disclosures presented in the Original Filing, as amended, except as identified.

The disclosures in this Amendment 2 continue to speak as of the date of the Original Filing, and do not reflect events occurring after the filing of the Original Filing, as amended. Accordingly, this Amendment 2 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings. The filing of this Amendment 2 shall not be deemed to be an admission that the Original Filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

The following adjustments were made to our financial statements for the periods ended March 31, 2008:

	As Previously Stated	Beneficial Conversion Features	Option and Warrants	As Restated March 31, 2008
Balance Sheet
Warrant and option liability	$2,558,164	$-	$2,650,935	$5,209,099
Beneficial conversion feature liability	874,882	11,843,152	-	12,718,034
Additional paid-in capital	10,837,605	-	(432,683)	10,404,922
Deficit accumulated during developmental stage	(19,620,178)	(11,843,152)	(2,218,252)	(33,681,582)

Statement of Operations (for the three months ended March 31, 2008)
Gain (loss) on change in fair value of warrant and option liability	$4,168,132	$-	$(2,402,795)	$1,765,337
Gain on change in fair value of beneficial conversion liability	347,780	10,740,797	-	11,088,577

Statement of Operations (for the six months ended March 31, 2008)
Gain (loss) on change in fair value of warrant and option liability	$4,927,906	$-	$(984,063)	$3,943,843
Gain on change in fair value of beneficial conversion liability	555,929	18,366,949	-	18,922,878

Statement of Operations (since inception)
Gain (loss) on change in fair value of warrant and option liability	$5,397,217	$-	$(1,124,901)	$4,272,316
Gain on change in fair value of beneficial conversion liability	551,885	22,285,024	-	22,836,909
General and administrative expense	19,021,299	3,787,032	-	22,808,331
Interest expense and financing costs	(1,857,279)	(30,536,702)	(897,793)	(33,291,774)

Statement of Cash Flows (for the six months ended March 31, 2008)
Net income (loss)	$(1,599,342)	$18,366,949	$(984,063)	$15,783,544
(Gain) loss on change in fair value of warrant and option liability	(4,927,906)	-	984,063	(3,943,843)
Gain on change in fair value of beneficial conversion liability	(555,929)	(18,366,949)	-	(18,922,878)

Statement of Cash Flows (since inception)
Net income (loss)	$(19,620,178)	$(12,038,710)	$(2,022,694)	$(33,681,582)
(Gain) loss on change in fair value of warrant and option liability	(5,494,031)	-	1,124,901	(4,369,130)
Gain on change in fair value of beneficial conversion liability	(551,885)	(22,285,024)	-	(22,836,909)
Non-cash compensation expense	-	3,787,032	-	3,787,032
Non-cash financing costs	-	30,536,702	897,793	31,434,495

Sionix Corporation – Form 10-QSB

Table of Contents

Part I	Financial Information

	Item 1	Financial Statements	5

		Balance Sheet as of March 31, 2008 (Unaudited) (Restated)	5

		Statements of Income (Operations) (Unaudited) for the three and six months ended March 31, 2008 and March 31, 2007 and from inception (October 3, 1994) to March 31, 2008 (Restated)	6

		Statements of Stockholders Equity (Deficit) for the period from inception (October 3, 1994) to March 31, 2008 (Restated)	7

		Statements of Cash Flows (unaudited) for the six months ended March 31, 2008 and March 31, 2007 and from inception (October 3, 1994) to March 31, 2008 (Restated)	9

		Notes to unaudited condensed financial statements	10

		Forward-Looking Statements	42

Part II	Other Information		63

	Item 1	Legal Proceedings	63

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	63

	Item 3	Defaults upon Senior Securities	63

	Item 4	Submission of Matters to a Vote of Security Holders	63

	Item 5	Other Information	63

	Item 6	Exhibits	64

SIGNATURES			65

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

SIONIX CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

March 31,
2008
(Unaudited)
(As Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$102,755
Other current assets	35,000
TOTAL CURRENT ASSETS	137,755

PROPERTY AND EQUIPMENT, net	24,518

DEPOSITS	4,600
TOTAL ASSETS	166,873

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$503,124
Accrued expenses	2,423,254
Liquidated damages liability	153,750
Notes payable – related parties	124,000
Convertible notes, net of debt discounts of $2,096,029	1,525,971
10% subordinated convertible notes, net of debt discounts of $72,611	352,389
Warrant and option liability	5,209,099
Beneficial conversion liability	12,718,034
TOTAL CURRENT LIABILITIES	23,009,621

STOCKHOLDERS' DEFICIT
Common stock (150,000,000 shares authorized; 107,117,101 shares issued and 107,012,474 shares outstanding; par value $0.001)	107,012
Additional paid-in capital	10,404,922
Shares to be issued	326,900
Deficit accumulated during development stage	(33,681,582)
TOTAL STOCKHOLDERS' DEFICIT	(22,842,748)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$166,873

The accompanying notes form an integral part of these unaudited condensed financial statements.

SIONIX CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

					Cumulative from
	For the three months		For the six months		Inception
	ended March 31,		ended March 31,		(October 3, 1994) to
	2008	2007	2008	2007	March 31, 2008
	(As Restated)		(As Restated)		(As Restated)

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	627,224	333,644	5,691,794	610,368	22,808,331
Research and development	329,028	-	565,932	-	2,541,872
Depreciation and amortization	8,157	7,995	16,314	15,788	548,419
Total operating expenses	964,409	341,639	6,274,040	626,156	25,898,622
Loss from operations	(964,409)	(341,639)	(6,274,040)	(626,156)	(25,898,622)

Other income (expense)
Interest income	366	505	1,279	611	59,822
Interest expense and financing costs	(554,065)	(51,346)	(680,350)	(160,274)	(33,291,774)
Gain on change in fair value of warrant and option liability	1,765,338	-	3,943,843	-	4,272,316
Gain on change in fair value of beneficial conversion liability	11,088,577		18,922,878		22,836,909
Impairment of intangibles	-	-	-		(1,267,278)
Inventory obsolescence	-	-	-		(365,078)
Legal settlement	-	-	-	-	344,949
Loss on settlement of debt	-	-	-	-	(230,268)
Loss on lease termination	(129,166)	-	(129,166)	-	(129,166)
Total other income (expense)	12,171,050	(50,841)	22,058,484	(159,663)	(7,769,568)
Loss before income taxes	11,206,641	(392,480)	15,784,444	(785,819)	(33,668,190)
Income taxes	-		900	900	13,392
Net income (loss)	$11,206,641	$(392,480)	$15,783,544	$(786,719)	$(33,681,582)

Basic income (loss) per share	$0.10	$(0.00)	$0.15	$(0.01)
Dilutive income (loss) per share	$0.10	$(0.00)	0.15	$(0.01)

Basic weighted average number of shares of common stock outstanding	107,494,374	105,459,175	107,494,374	105,459,175
Dilutive weighted average number of shares of common stock outstanding	107,494,374	105,459,175	107,494,374	105,459,175

The accompanying notes form an integral part of these unaudited condensed financial statements.

SIONIX CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM OCTOBER 3, 1994 (INCEPTION) TO DECEMBER 31, 2007

								Deficit	Total
	Common Stock		Additional	Shares	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Receivable	Cancelled	Fees	Inception	(Deficit)

Stock issued for cash, October 3, 1994	10,000	$10	$90	$-	$-	$-	$-	$-	$100
Net loss	-	-	-	-	-	-	-	(1,521)	(1,521)
Balance at December 31, 1994	10,000	10	90	-	-	-	-	(1,521)	(1,421)
Shares issued for assignment rights	1,990,000	1,990	(1,990)	-	-	-	-	-	-
Shares issued for services	572,473	572	135,046	-	-	-	-	-	135,618
Shares issued for debt	1,038,640	1,038	1,164,915	-	-	-	-	-	1,165,953
Shares issued for cash	232,557	233	1,119,027	-	-	-	-	-	1,119,260
Shares issued for subscription receivable	414,200	414	1,652,658	-	(1,656,800)	-	-	-	(3,728)
Shares issued for productions costs	112,500	113	674,887	-	(675,000)	-	-	-	-
Net loss	-	-	-	-	-	-	-	(914,279)	(914,279)
Balance at December 31, 1995	4,370,370	4,370	4,744,633	-	(2,331,800)	-	-	(915,800)	1,501,403
Shares issued for reorganization	18,632,612	18,633	(58,033)	-	-	-	-	-	(39,400)
Shares issued for cash	572,407	573	571,834	-	-	-	-	-	572,407
Shares issued for services	24,307	24	24,283	-	-	-	-	-	24,307
Net loss	-	-	-	-	-	-	-	(922,717)	(922,717)
Balance at September 30, 1996	23,599,696	23,600	5,282,717	-	(2,331,800)	-	-	(1,838,517)	1,136,000
Shares issued for cash	722,733	723	365,857	-	-	-	-	-	366,580
Shares issued for services	274,299	274	54,586	-	-	-	-	-	54,860
Cancellation of shares	(542,138)	(542)	(674,458)	-	675,000	-	-	-	-
Net loss	-	-	-	-	-	-	-	(858,915)	(858,915)
Balance at September 30, 1997	24,054,590	24,055	5,028,702	-	(1,656,800)	-	-	(2,697,432)	698,525
Shares issued for cash	2,810,000	2,810	278,190	-	-	-	-	-	281,000
Shares issued for services	895,455	895	88,651	-	-	-	-	-	89,546
Shares issued for compensation	2,200,000	2,200	217,800	-	-	-	-	-	220,000
Cancellation of shares	(2,538,170)	(2,538)	(1,534,262)	-	1,656,800	-	-	-	120,000
Net loss	-	-	-	-	-	-	-	(1,898,376)	(1,898,376)
Balance at September 30, 1998	27,421,875	27,422	4,079,081	-	-	-	-	(4,595,808)	(489,305)
Shares issued for compensation	3,847,742	3,847	389,078	-	-	-	-	-	392,925
Shares issued for services	705,746	706	215,329	-	-	-	-	-	216,035
Shares issued for cash	9,383,000	9,383	928,917	-	-	-	-	-	938,300
Net loss	-	-	-	-	-	-	-	(1,158,755)	(1,158,755)
Balance at September 30, 1999	41,358,363	41,358	5,612,405	-	-	-	-	(5,754,563)	(100,800)
Shares issued for cash	10,303,500	10,304	1,020,046	-	-	-	-	-	1,030,350
Shares issued for compensation	1,517,615	1,518	1,218,598	-	-	-	-	-	1,220,116
Shares issued for services	986,844	986	253,301	-	-	-	-	-	254,287
Net loss	-	-	-	-	-	-	-	(2,414,188)	(2,414,188)
Balance at September 30, 2000	54,166,322	54,166	8,104,350	-	-	-	-	(8,168,751)	(10,235)
Shares issued for services	2,517,376	2,517	530,368	-	-	-	(141,318)	-	391,567
Shares issued for cash	6,005,000	6,005	594,495	-	-	-	-	-	600,500
Shares to be issued for cash (100,000 shares)	-	-	-	10,000	-	-	-	-	10,000
Shares to be issued for debt (639,509 shares)	-	-	-	103,295	-	-	-	-	103,295
Net loss	-	-	-	-	-	-	-	(1,353,429)	(1,353,429)
Balance at September 30, 2001	62,688,698	62,688	9,229,213	113,295	-	-	(141,318)	(9,522,180)	(258,302)
Shares issued for services	1,111,710	1,112	361,603	-	-	-	54,400	-	417,115
Shares issued as a contribution	100,000	100	11,200	-	-	-	-	-	11,300
Shares issued for compensation	18,838	19	2,897	-	-	-	-	-	2,916
Shares issued for cash	16,815,357	16,815	1,560,782	(10,000)	-	-	-	-	1,567,597
Shares issued for debt	1,339,509	1,340	208,639	(103,295)	-	-	-	-	106,684
Shares to be issued related to equity
financing (967,742 shares)	-	-	(300,000)	300,000	-	-	-	-	-
Cancellation of shares	(7,533,701)	(7,534)	-	-	-	-	-	-	(7,534)

SIONIX CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

FOR THE PERIOD FROM OCTOBER 3, 1994 (INCEPTION) TO DECEMBER 31, 2007

								Deficit	Total
	Common Stock		Additional	Shares	Stock	Shares	Unamortized	Accumulated	Stockholders’
	Number		Paid-In	to be	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Receivable	Cancelled	Fees	Inception	(Deficit)

Net loss	-	-	-	-	-	-	-	(1,243,309)	(1,243,309)
Balance at September 30, 2002	74,540,411	74,540	11,074,334	300,000	-	-	(86,918)	(10,765,489)	596,467
Shares issued for services	2,467,742	2,468	651,757	(300,000)	-	-	-	-	354,225
Shares issued for capital equity line	8,154,317	8,154	891,846	-	-	-	-	-	900,000
Amortization of consulting fees	-	-	-	-	-	-	86,918	-	86,918
Cancellation of shares	(50,000)	(50)	50	-	-	-	-	-	-
Shares to be cancelled (7,349,204 shares)	-	-	7,349	-	-	(7,349)	-	-	-
Net loss	-	-	-	-	-	-	-	(1,721,991)	(1,721,991)
Balance at September 30, 2003	85,112,470	85,112	12,625,336	-	-	(7,349)	-	(12,487,480)	215,619
Shares issued for capital equity line	19,179,016	19,179	447,706	-	-	-	-	-	466,885
Shares issued for services	5,100,004	5,100	196,997	-	-	-	(13,075)	-	189,022
Share to be issued for cash (963,336 shares)	-	-	-	28,900	-	-	-	-	28,900
Shares to be issued for debt (500,000 shares)	-	-	-	15,000	-	-	-	-	15,000
Cancellation of shares	(7,349,204)	(7,349)	-	-	-	7,349	-	-	-
Issuance of warrants related to 2004 stock purchase	-	-	24,366	-	-	-	-	-	24,366
Net loss	-	-	-	-	-	-	-	(1,593,135)	(1,593,135)
Balance at September 30, 2004	102,042,286	102,042	13,294,405	43,900	-	-	(13,075)	(14,080,615)	(653,343)
Amortization of consulting fees	-	-	-	-	-	-	13,075	-	13,075
Net loss	-	-	-	-	-	-	-	(722,676)	(722,676)
Balance at September 30, 2005	102,042,286	102,042	13,294,405	43,900	-	-	-	(14,803,291)	(1,362,944)
Net loss	-	-	-	-	-	-	-	(1,049,319)	(1,049,319)
Balance at September 30, 2006	102,042,286	102,042	13,294,405	43,900	-	-	-	(15,852,610)	(2,412,263)
Stock issued for consulting	4,592,915	4,593	80,336	-	-	-	-	-	84,929
Reclassification to warrant and option liability	-	-	(2,277,013)	-	-	-	-	-	(2,277,013)
Net loss	-	-	-	-	-	-	-	(33,612,516)	(33,612,516)
Balance at September 30, 2007	106,635,201	106,635	11,097,728	43,900	-	-	-	(49,465,126)	(38,216,863)
Conversion of note payable into common stock	227,273	227	49,773	-	-	-	-	-	50,000
Common stock issued for services	150,000	150	24,850	-	-	-	-	-	25,000
Common stock to be issued for cash	-	-	-	283,000	-	-	-	-	283,000
Issuance of warrants with stock	-	-	(767,429)	-	-	-	-	-	(767,429)
Net income	-	-	-	-	-	-	-	15,783,544	15,783,544
Balance at March 31, 2008, restated, unaudited	107,012,474	$107,012	$10,404,922	$326,900	$-	$-	$-	$(33,681,582)	$(22,842,748)

The accompanying notes form an integral part of these unaudited condensed financial statements.

SIONIX CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

			Cumulative
	For the Six Months		from Inception
	Ended March 31,		(October 3, 1994) to
	2008	2007	March 31, 2008
	(As Restated)		(As Restated)
OPERATING ACTIVITIES:
Net income (loss)	$15,783,544	$(786,719)	$(33,681,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,314	15,788	635,337
Amortization of beneficial conversion features discount and warrant discount	833,775	117,524	1,716,793
Stock based compensation expense - employee	1,791,360	-	3,627,317
Stock based compensation expense - consultant	3,171,049	32,929	6,232,732
Gain on change in fair value of warrant and option liability	(3,943,843)	-	(4,369,130)
Gain on change in fair value of beneficial conversion liability	(18,922,878)	-	(22,836,909)
Non-cash financing costs	-	-	31,434,495
Non-cash compensation costs	-	-	3,787,032
Impairment of assets	-	-	514,755
Write-down of obsolete assets	-	-	38,862
Impairment of intangible assets	-	-	1,117,601
Loss on settlement of debt	-	-	130,268
Loss on termination of lease	129,166	-	129,166
Write-off of beneficial conversion features	(380,440)	-	(380,440)
Accrual of liquidating damages	138,375	-	153,750
Other	-	-	(799,044)
Increase in assets:
Other current assets	(33,650)	-	(35,000)
Other assets	-	(10,350)	(104,600)
Increase (decrease) in liabilities:
Accounts payable	345,724	(50,366)	503,123
Accrued expenses	174,508	334,853	2,181,320
Net cash used in operating activities	(896,996)	(346,341)	(10,004,154)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(29,164)	(12,972)	(400,619)
Acquisition of patents	-	-	(154,061)
Net cash used in investing activities	(29,164)	(12,972)	(554,680)

FINANCING ACTIVITITES:
Payment on notes payable to officer	(19,260)	(28,800)	(218,502)
Proceeds from notes payable from related party	-		457,433
Payments on notes payable to related party	(5,000)	-	(5,000)
Receipt from (payments to) equity line of credit	(27,336)	(150,000)	428,664
Proceeds from convertible notes payable	-	750,000	1,861,000
Proceeds from 10% subordinated notes payable	425,000	-	425,000
Issuance of common stock	-	-	7,386,094
Receipt of cash for stock to be issued	283,000	-	326,900
Net cash provided by financing activities	656,404	571,200	10,661,589

Net increase (decrease) in cash and cash equivalents	(269,756)	211,887	102,755

CASH AND CASH EQUIVALENTS, BEGINNING	372,511	4,544	-
CASH AND CASH EQUIVALENTS, ENDING	$102,755	$216,431	$102,755

SUPPLEMENTAL INFORMATION:
Cash and cash equivalents paid for interest	$-	$-	$-
Cash and cash equivalents paid for taxes	$-	$-	$-

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

Net Loss per Share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS 128”). Basic net loss per share is computed by dividing the net loss available to common stock holders by the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. During the three and six months ended March 31, 2008, the Company had net income; however, the net income was due to the change in the fair value of the warrant and option liability and in the change in the fair value of the beneficial conversion liability. If these securities had been converted at the beginning of the period, then the Company would have realized a loss for the three and six month period ended March 31, 2008. As such, these securities are determined to be anti-dilutive and the number of shares used to determine the basic and dilutive earnings per share is the same.

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

Stock Options

A summary of the Company’s option activity is listed below:

	Weighted
	Average	Number of	Aggregate
	Exercise	Outstanding	Intrinsic
	Price	Options	Value

Outstanding as of September 30, 2007	$0.15	7,034,140	$-
Granted	0.25	10,539,312	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of March 31, 2008	$0.21	17,573,452	$-

Outstanding Options:

			Weighted	Weighted	Weighted
			Average	Average	Average
			Remaining	Exercise	Exercise
	Stock	Stock	Contractual	Price of	Price of
Exercise	Options	Options	Life	Options	Options
Price	Outstanding	Exercisable	in Years	Outstanding	Exercisable

$0.15 - $0.25	17,573,452	11,595,934	400	$0.21	$0.21

Stock Warrants

A summary of the Company’s Outstanding Warrants is listed below:

	Weighted
	Average	Number of	Aggregate
	Exercise	Outstanding	Intrinsic
	Price	Warrants	Value

Outstanding as of September 30, 2007	$0.30	2,795,454	$-
Granted	0.22	23,277,312	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of March 31, 2008	$0.22	26,074,766	$-

Warrants Outstanding

			Weighted	Weighted	Weighted
			Average	Average	Average
			Remaining	Exercise	Exercise
			Contractual	Price of	Price of
Exercise	Warrants	Warrants	Life	Options	Options
Price	Outstanding	Exercisable	in Years	Outstanding	Exercisable

$0.10 -$0.40	26,074,766	26,074,766	4.31	$0.23	$0.23

NOTE 11   GOING CONCERN (Restated)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2008, the Company has incurred cumulative losses of $33,681,582 including net income for the six months ended March 31, 2008 of $15,783,544. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate financing to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and other operating expenses, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. Its ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

NOTE 12   COMMITMENTS

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

As part of the offering, the Company issued warrants to purchase 15,000,000 shares of Common Stock at $0.10 per share. The grant date fair value of the warrants was $2,182,233 and was calculated using the Black-Sholes valuation model using the following assumptions: risk free rate of return of 1.80% to 2.05% expected volatility ranging from 242% to 245%, dividend yield of 0% and expected life of three years.

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

Issuance of $50,000 in Notes Payable

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

The fair value of the warrants was determined to be $24,366 at the date of issuance which was calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.21% to 2.14%; volatility of 141.91% to 170.27%; dividend yield of 0% and an expected term of 5 years. The warrants were considered an expense prior to October 1, 2006. Therefore, $24,366 was recorded to additional paid-in capital and deficit accumulated during development stage

EITF 00-19, paragraph 19 was applied next. Paragraph 19 states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company and the contract is required to be classified as a liability. EITF 00-19, paragraph 10 was then applied. This paragraph states that if classification changes as the result of an event, the contract should be reclassified as of the date of the event at fair value. The event responsible for the change in classification was the issuance of the $1,025,000 Convertible Bridge Notes on July 17, 2007.

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

Table 1 – 2008

					Beneficial	Warrant
					Conversion	Related to
					Features	$1,025,000 of						Warrants
		2001		Warrants	and	Convertible		Option		Warrant		Related
		Executive		Related to	Beneficial	Bridge Notes		Issued to		Issued to	10%	to
	As	Officers	Advisory	2004 Stock	Conversion	and	Warrant	Chief	Warrant	Chief	Subordinated	$750,000
	Previously	Option	Board	Purchase	Features	Warrant	Issued to	Executive	Issued to	Financial	Notes	Stock		As
	Stated	Plan	Compensation	Agreement	Discount	Discount	Consultant	Officer	Director	Officer	Payable	Issuance	Other	Restated
Balance Sheet
Cash and cash equivalent	$102,604												$151	$102,755
Accounts payable	470,137												32,987	503,124
Accrued expenses	1,847,254		576,000											2,423,254
Convertible Notes, net	1,306,593				12,913	206,465								1,525,971
10% subordinated notes payable	332,182										20,169		38	352,389
Warrant liability	974,632	457,114	549,672			36,522	128,358	128,358	63,620	63,620		156,268		2,558,164
Beneficial conversion feature liability	857,678				17,204									874,882
Additional paid-in capital	12,815,792	(2,271,879)	(269,848)	(45,663)	473,797	135,406								10,837,605
Deficit accumulated during development stage	(19,149,208)	1,814,765	(855,824)	45,663	(503,914)	(378,393)	(128,358)	(128,358)	(63,620)	(63,620)	(20,169)	(156,268)	(32,874)	(19,620,178)

Statement of Operations (for the three months ended March 31, 2008)
General and administrative	$395,890											$165,022	$32,540	$593,452
Research and development	328,694												334	329,028
Interest expense	(492,546)				16,677	(78,022)					(20,169)			(574,060)
Decrease (increase) in warrant liability	273,778	766,474	983,628			(36,522)	972,165	972,165	113,845	113,845		8,754		4,168,132
Increase in beneficial conversion feature liability	364,944				(17,204)									347,740
Basic and dilutive loss per share	-													-

Statement of Operations (for the six months ended March 31, 2008)
General and administrative	$1,526,663		$1,557,705				$1,033,412	$1,033,412	$171,520	$171,520		$165,022	$32,540	$5,691,794
Research and development	565,598												334	565,932
Interest expense	(906,150)				32,816	(167,287)					(20,169)			(1,060,790)
Decrease (increase) in warrant liability	427,991	1,469,800	1,008,033			(12,580)	905,054	905,054	107,900	107,900		8,754		4,927,906
Increase in beneficial conversion feature liability	637,688				(81,759)									555,929
Write-off of beneficial conversion feature			380,440											380,440

Table 1 – 2008 (continued)

					Beneficial	Warrant
					Conversion	Related to
					Features	$1,025,000 of						Warrants
		2001		Warrants	and	Convertible		Option		Warrant		Related
		Executive		Related to	Beneficial	Bridge Notes		Issued to		Issued to	10%	to
	As	Officers	Advisory	2004 Stock	Conversion	and	Warrant	Chief	Warrant	Chief	Subordinated	$750,000
	Previously	Option	Board	Purchase	Features	Warrant	Issued to	Executive	Issued to	Financial	Notes	Stock		As
	Stated	Plan	Compensation	Agreement	Discount	Discount	Consultant	Officer	Director	Officer	Payable	Issuance	Other	Restated
Basic and dilutive loss per share	-													-
Statement of Operations (since inception)
General and administrative	$14,680,234	$28,361	$2,240,253	$24,366			$1,033,412	$1,033,412	$171,520	$171,520		$165,022	$(526,801)	$19,021,299
Research and development	2,015,071												526,801	2,541,872
Interest expense	(1,463,002)				(303,313)	(255,021)					(20,169)		(196,214)	(2,237,719)
Decrease in warrant liability	427,991	1,814,765	1,008,033	70,029		41,737	905,054	905,054	107,900	107,900		8,754		5,397,217
Increase in beneficial conversion feature liability	637,688		(4,044)		(81,759)									551,885
Write-off of beneficial conversion feature			380,440											380,440

Statement of Cash Flows (for the six months ended March 31, 2008)
Net loss	$(2,077,833)	$1,469,800	$(169,232)		$(48,943)	$(179,867)	$(128,358)	$(128,358)	$(63,620)	$(63,620)	$(20,169)	$(156,268)	$(32,874)	$(1,599,342)
Amortization of beneficial conversion features discount and warrant discount	669,025		10,072		(32,816)	167,287					20,169		38	833,775
Stock based compensation expense- employee	414,908						1,033,412		171,520	171,520				1,791,360
Stock based compensation expense- consultant	439,909		1,557,705					1,008,413				165,022		3,171,049
(Decrease) increase in warrant liability	(427,991)	(1,469,800)	(1,008,033)			12,580	(905,054)	(905,054)	(107,900)	(107,900)		(8,754)		(4,927,906)
Increase in beneficial conversion feature liability	(637,688)				81,759									(555,929)
Write-off of beneficial conversion feature
Accounts payable	312,738												32,987	345,725
Accrued expenses	159,581		576,000											735,581
Cash and cash equivalents	102,604												151	102,755

					Beneficial	Warrant
					Conversion	Related to
					Features	$1,025,000 of				Warrant		Warrants
		2001		Warrants	and	Convertible		Option		Issued		Related
		Executive		Related to	Beneficial	Bridge Notes		Issued to		to	10%	To
	As	Officers	Advisory	2004 Stock	Conversion	and	Warrant	Chief	Warrant	Chief	Subordinated	$750,000
	Previously	Option	Board	Purchase	Features	Warrant	Issued to	Executive	Issued to	Financial	Notes	Stock		As
	Stated	Plan	Compensation	Agreement	Discount	Discount	Consultant	Officer	Director	Officer	Payable	Issuance	Other	Restated
Statement of Cash Flows (since inception)
Net loss	$(19,377,983)	$1,786,404	$(855,824)	$45,663	$(385,072)	$(213,284)	$(128,358)	$(128,358)	$(63,620)	$(63,620)	$(20,169)	$(156,268)	$(59,689)	$(19,620,178)
Amortization of beneficial conversion feature discount and warrant discount	984,402		153,888		303,313	255,021					20,169			1,716,793
Stock based compensation expense - employee	414,908							1,033,412	171,520	171,520			1,835,957	3,627,317
Stock based compensation expense - non-employee	439,909	636,661	1,557,705	24,366			1,033,412					156,268	2,287,597	6,135,918
Warrants issued for consulting services	106,111												(106,111)	-
Issuance of Common Stock for compensation	1,835,957												(1,835,957)	-
Issuance of Common Stock for services	2,181,486												(2,181,486)	-
Decrease in warrant liability	(427,991)	(1,814,765)	(1,008,033)	(70,029)		(41,737)	(905,054)	(905,054)	(107,900)	(107,900)		(8,754)		(5,397,217)
Decrease in beneficial conversion feature liability	(637,689)				85,804									(551,885)
Write-off of beneficial conversion feature			(380,440)										(380,440)
Loss on termination of lease													129,166	129,166
Accrual of liquidating damages	138,375												15,375	153,750
Decrease in other receivables														-
Increase in deposits														-
Other														-
Other current assets	(545,727)												510,727	(35,000)
Other receivables	3,000
Deposits	(204,600)
Other assets	140,370												(244,970)	(104,600)
Accounts payable	540,139												(37,015)	503,124
Accrued expenses	1,991,622		189,698											2,181,320
Acquisition of machinery and equipment	(437,112)												36,493	(400,619)
Proceeds from issuance of notes													-
Proceeds from convertible notes payable	2,544,191												(683,191)	1,861,000
Proceeds from 10% subordinated notes payable												425,000	425,000
Receipt from (payments to) equity line of credit	456,000												(27,336)	428,664
Proceeds from notes payable to related party												457,433	457,433
Payments on notes payable to related party												(5,000)	(5,000)
Payment on notes to officers	(51,596)												(166,906)	(218,502)
Issuance of common stock for cash	7,376,094												10,000	7,386,094
Receipt of cash for stock to be issued	336,900												(10,000)	326,900

Table 2 - 2007

						Warrant
						Related
						to
					Beneficial	$1,025,000
					Conversion	of
				Warrants	Features	Convertible
		2001		Related to	And	Notes		Option		Warrant
		Executive		2004	Beneficial	Bridge	Warrant	Issued to	Warrant	Issued to	10%
	As	Officers	Advisory	Stock	Conversion	and	Issued	Executive	Issued	Chief	Subordinated
	Previously	Option	Board	Purchase	Features	Warrant	to	Chief	to	Financial	Notes		As
	Stated	Plans	Compensation	Agreement	Discount	Discount	Consultant	Officer	Director	Officer	Payable	Other	Restated

Statement of Operations (for the three months ended March 31, 2007)
General and administrative	$282,804		$50,840										$333,644
Basic and dilutive loss per share	-												-

Statement of Operations (for the six months ended March 31, 2007)
General and administrative	$487,224		$123,144										$610,368
Interest expense	(70,588)				(89,686)								(160,274)
Basic and dilutive loss per share	-												-

Statement of Cash Flows (for the six months ended March 31, 2007)
Net loss	$(573,889)		$(123,144)		$(89,686								$(786,719)
Amortization of beneficial conversion features discount and warrant discount	27,838				89,686								117,524
Accrued interest	42,750											(42,750)	-
Accrued expenses	168,959		123,144									42,750	334,853

NOTE 15   SECOND RESTATEMENT

As discussed in Note 14 – RESTATEMENT, the Company restated its March 31, 2008 financial statements due to a comment letter received from the Securities and Exchange Commission. However, the restatement did not properly account for the certain derivative transactions as discussed below.

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

On June 6, 2007, the Company issued 5 convertible promissory notes for a total of $86,000 (“Convertible Notes 2”). No warrants were issued in connection with Convertible Notes 2. Convertible Notes 2 mature on or about December 31, 2008, and are convertible into common stock at $0.01 per share.

As a result of the issuance of Convertible Notes 2, the conversion price for Convertible Notes 1 was adjusted down from $0.05 to $0.01. The decrease in the conversion price increased the potential dilutive shares from 15,000,000 to 75,000,000, and this subsequently increased the total outstanding and potential dilutive shares over the authorized common share limit of 150,000,000. Because there were insufficient authorized shares to fulfill all potential conversions, the Company should have classified all potentially dilutive securities as derivative liabilities as of June 6, 2007. The Company researched its debt and equity instruments and determined that the potentially dilutive securities are as follows:

•

Warrants and Options

•

Beneficial Conversion Feature

The Company analyzed the effect of the recalculation on the balance sheet and the statements of operations and cash flows as of March 31, 2008. The analysis and results were as follows:

Warrants and Options Liability

As of March 31, 2008, the Company had 26,074,766 warrants outstanding and 11,595,934 options outstanding that were vested at that date.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) as of June 6, 2007.

At March 31, 2008, the Company determined the fair value of all warrants and options to be $3,610,562 and $1,598,536, respectively, using the Black Sholes model with the following assumptions:

•

risk free rate of return between 1.79% and 2.46%;

•

volatility between 242% and 263%;

•

dividend yield of 0%; and

•

expected term between 2.95 years and 5.76 years.

Statement of Operations

For the three and six months ended March 31, 2008, the Company recorded $2,402,795 and $984,063, respectively, as a loss on change in fair value of warrant and option liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the decrease in fair value of the warrant and option liability of $984,063.

Beneficial Conversion Liability

As of March 31, 2008, the Company had $1,955,000 in convertible notes and accrued compensation that could be converted into 102,090,403 shares.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS 133 as of June 6, 2007.

At March 31, 2008, the Company determined the fair value of the embedded conversion features to be $12,718,034 using the Black Sholes model with the following assumptions:

•

risk free rate of return between 1.22% and 1.55%;

•

volatility between 119% and 120%;

•

dividend yield of 0%; and

•

expected term of 0.05 years to 0.75 years.

Statement of Operations

For the three and six months ended March 31, 2008, the Company recorded $10,740,797 and $18,366,949, respectively, as a gain on change in fair value of beneficial conversion liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the $18,366,949 change in fair value of the beneficial conversion liability.

The following table shows the effect of each of the changes discussed above on the Company’s balance sheet, statement of operation, and statement of cash flows for the six months ended March 31, 2008.

	As Previously Stated	Beneficial Conversion Features	Option and Warrants	As Restated March 31, 2008
Balance Sheet
Warrant and option liability	2,558,164	-	2,650,935	5,209,099
Beneficial conversion feature liability	874,882	11,843,152	-	12,718,034
Additional paid in capital	10,837,605	-	432,683	10,404,922
Deficit accumulated during developmental stage	(19,620,178)	(11,843,152)	(2,218,252)	(33,681,582)

Statement of Operations (for the three months ended March 31, 2008)
Gain (loss) on change in fair value of warrant and option liability	4,168,132	-	(2,402,795)	1,765,337
Gain (loss) on change in fair value of beneficial conversion liability	347,780	10,740,797	-	11,088,577

Statement of Operations (for the six months ended March 31, 2008)
Gain (loss) on change in fair value of warrant and option liability	4,927,906	-	(984,063)	3,943,843
Gain on change in fair value of beneficial conversion liability	555,929	18,366,949	-	18,922,878

Statement of Operations (since inception)
Gain (loss) on change in fair value of warrant and option liability	5,397,217	-	(1,124,901)	4,272,316
Gain on change in fair value of beneficial conversion liability	551,885	22,285,024	-	22,836,909
General and administrative expense	19,021,299	3,787,032	-	22,808,331
Interest expense and financing costs	(1,857,279)	(30,536,702)	(897,793)	(33,291,774)

Statement of Cash Flows (for the six months ended March 31, 2008)
Net income (loss)	(1,599,342)	18,366,949	(984,063)	15,783,544
(Gain) loss on change in fair value of warrant and option liability	(4,927,906)	-	984,063	(3,943,843)
Gain on change in fair value of beneficial conversion liability	(555,929)	(18,366,949)	-	(18,922,878)

Statement of Cash Flows (since inception)
Net income (loss)	(19,620,178)	(12,038,710)	(2,022,694)	(33,681,582)
(Gain) loss on change in fair value of warrant and option liability	(5,494,031)	-	1,124,901	(4,369,130)
Gain on change in fair value of beneficial conversion liability	(551,885)	(22,285,024)	-	(22,836,909)
Non-cash compensation expense	-	3,787,032	-	3,787,032
Non-cash financing costs	-	30,536,702	897,793	31,434,495

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

Table 1 – 2008

					Beneficial	Warrant
					Conversion	Related to
					Features	$1,025,000 of						Warrants
		2001		Warrants	and	Convertible		Option		Warrant		Related
		Executive		Related to	Beneficial	Bridge Notes		Issued to		Issued to	10%	to
	As	Officers	Advisory	2004 Stock	Conversion	and	Warrant	Chief	Warrant	Chief	Subordinated	$750,000
	Previously	Option	Board	Purchase	Features	Warrant	Issued to	Executive	Issued to	Financial	Notes	Stock		As
	Stated	Plan	Compensation	Agreement	Discount	Discount	Consultant	Officer	Director	Officer	Payable	Issuance	Other	Restated
Balance Sheet
Cash and cash equivalent	$102,604												$151	$102,755
Accounts payable	470,137												32,987	503,124
Accrued expenses	1,847,254		576,000											2,423,254
Convertible Notes, net	1,306,593				12,913	206,465								1,525,971
10% subordinated notes payable	332,182										20,169		38	352,389
Warrant liability	974,632	457,114	549,672			36,522	128,358	128,358	63,620	63,620		156,268		2,558,164
Beneficial conversion feature liability	857,678				17,204									874,882
Additional paid-in capital	12,815,792	(2,271,879)	(269,848)	(45,663)	473,797	135,406								10,837,605
Deficit accumulated during development stage	(19,149,208)	1,814,765	(855,824)	45,663	(503,914)	(378,393)	(128,358)	(128,358)	(63,620)	(63,620)	(20,169)	(156,268)	(32,874)	(19,620,178)

Statement of Operations (for the three months ended March 31, 2008)
General and administrative	$395,890											$165,022	$32,540	$593,452
Research and development	328,694												334	329,028
Interest expense	(492,546)				16,677	(78,022)					(20,169)			(574,060)
Decrease (increase) in warrant liability	273,778	766,474	983,628			(36,522)	972,165	972,165	113,845	113,845		8,754		4,168,132
Increase in beneficial conversion feature liability	364,944				(17,204)									347,740
Basic and dilutive loss per share	-													-

Statement of Operations (for the six months ended March 31, 2008)
General and administrative	$1,526,663		$1,557,705				$1,033,412	$1,033,412	$171,520	$171,520		$165,022	$32,540	$5,691,794
Research and development	565,598												334	565,932
Interest expense	(906,150)				32,816	(167,287)					(20,169)			(1,060,790)
Decrease (increase) in warrant liability	427,991	1,469,800	1,008,033			(12,580)	905,054	905,054	107,900	107,900		8,754		4,927,906
Increase in beneficial conversion feature liability	637,688				(81,759)									555,929
Write-off of beneficial conversion feature			380,440											380,440

Table 1 – 2008 (continued)

					Beneficial	Warrant
					Conversion	Related to
					Features	$1,025,000 of						Warrants
		2001		Warrants	and	Convertible		Option		Warrant		Related
		Executive		Related to	Beneficial	Bridge Notes		Issued to		Issued to	10%	to
	As	Officers	Advisory	2004 Stock	Conversion	and	Warrant	Chief	Warrant	Chief	Subordinated	$750,000
	Previously	Option	Board	Purchase	Features	Warrant	Issued to	Executive	Issued to	Financial	Notes	Stock		As
	Stated	Plan	Compensation	Agreement	Discount	Discount	Consultant	Officer	Director	Officer	Payable	Issuance	Other	Restated
Basic and dilutive loss per share	-													-
Statement of Operations (since inception)
General and administrative	$14,680,234	$28,361	$2,240,253	$24,366			$1,033,412	$1,033,412	$171,520	$171,520		$165,022	$(526,801)	$19,021,299
Research and development	2,015,071												526,801	2,541,872
Interest expense	(1,463,002)				(303,313)	(255,021)					(20,169)		(196,214)	(2,237,719)
Decrease in warrant liability	427,991	1,814,765	1,008,033	70,029		41,737	905,054	905,054	107,900	107,900		8,754		5,397,217
Increase in beneficial conversion feature liability	637,688		(4,044)		(81,759)									551,885
Write-off of beneficial conversion feature			380,440											380,440

Statement of Cash Flows (for the six months ended March 31, 2008)
Net loss	$(2,077,833)	$1,469,800	$(169,232)		$(48,943)	$(179,867)	$(128,358)	$(128,358)	$(63,620)	$(63,620)	$(20,169)	$(156,268)	$(32,874)	$(1,599,342)
Amortization of beneficial conversion features discount and warrant discount	669,025		10,072		(32,816)	167,287					20,169		38	833,775
Stock based compensation expense- employee	414,908						1,033,412		171,520	171,520				1,791,360
Stock based compensation expense- consultant	439,909		1,557,705					1,008,413				165,022		3,171,049
(Decrease) increase in warrant liability	(427,991)	(1,469,800)	(1,008,033)			12,580	(905,054)	(905,054)	(107,900)	(107,900)		(8,754)		(4,927,906)
Increase in beneficial conversion feature liaiblity	(637,688)				81,759									(555,929)
Write-off of beneficial conversion feature
Accounts payable	312,738												32,987	345,725
Accrued expenses	159,581		576,000											735,581
Cash and cash equivalents	102,604												151	102,755

					Beneficial	Warrant
					Conversion	Related to
					Features	$1,025,000 of						Warrants
		2001		Warrants	and	Convertible		Option		Warrant		Related
		Executive		Related to	Beneficial	Bridge Notes		Issued to		Issued to	10%	To
	As	Officers	Advisory	2004 Stock	Conversion	and	Warrant	Chief	Warrant	Chief	Subordinated	$750,000
	Previously	Option	Board	Purchase	Features	Warrant	Issued to	Executive	Issued to	Financial	Notes	Stock		As
	Stated	Plan	Compensation	Agreement	Discount	Discount	Consultant	Officer	Director	Officer	Payable	Issuance	Other	Restated
Statement of Cash Flows (since inception)
Net loss	$(19,377,983)	$1,786,404	$(855,824)	$45,663	$(385,072)	$(213,284)	$(128,358)	$(128,358)	$(63,620)	$(63,620)	$(20,169)	$(156,268)	$(59,689)	$(19,620,178)
Amortization of beneficial conversion feature discount and warrant discount	984,402		153,888		303,313	255,021					20,169			1,716,793
Stock based compensation expense - employee	414,908							1,033,412	171,520	171,520			1,835,957	3,627,317
Stock based compensation expense - non-employee	439,909	636,661	1,557,705	24,366			1,033,412					156,268	2,287,597	6,135,918
Warrants issued for consulting services	106,111												(106,111)	-
Issuance of Common Stock for compensation	1,835,957												(1,835,957)	-
Issuance of Common Stock for services	2,181,486												(2,181,486)	-
Decrease in warrant liability	(427,991)	(1,814,765)	(1,008,033)	(70,029)		(41,737)	(905,054)	(905,054)	(107,900)	(107,900)		(8,754)		(5,397,217)
Decrease in beneficial conversion feature liability	(637,689)				85,804									(551,885)
Write-off of beneficial conversion feature			(380,440)										(380,440)
Loss on termination of lease													129,166	129,166
Accrual of liquidating damages	138,375												15,375	153,750
Decrease in other receivables														-
Increase in deposits														-
Other														-
Other current assets	(545,727)												510,727	(35,000)
Other receivables	3,000
Deposits	(204,600)
Other assets	140,370												(244,970)	(104,600)
Accounts payable	540,139												(37,015)	503,124
Accrued expenses	1,991,622		189,698											2,181,320
Acquisition of machinery and equipment	(437,112)												36,493	(400,619)
Proceeds from issuance of notes													-
Proceeds from convertible notes payable	2,544,191												(683,191)	1,861,000
Proceeds from 10% subordinated notes payable												425,000	425,000
Receipt from (payments to) equity line of credit	456,000												(27,336)	428,664
Proceeds from notes payable to related party												457,433	457,433
Payments on notes payable to related party												(5,000)	(5,000)
Payment on notes to officers	(51,596)												(166,906)	(218,502)
Issuance of common stock for cash	7,376,094												10,000	7,386,094
Receipt of cash for stock to be issued	336,900												(10,000)	326,900

SECOND RESTATEMENT OF FINANCIAL STATEMENTS

As discussed above, the Company restated its March 31, 2008 financial statements resulting from a comment letter from the Securities and Exchange Commission. However, the restatement did not properly account for the certain derivative transactions as discussed below. As a result, the Company recorded the following adjustments as described below.

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

On June 6, 2007, the Company issued 5 convertible promissory notes for a total of $86,000 (“Convertible Notes 2”). No warrants were issued in connection with Convertible Notes 2. Convertible Notes 2 mature on or about December 31, 2008, and are convertible into common stock at $0.01 per share.

As a result of the issuance of Convertible Notes 2, the conversion price for Convertible Notes 1 was adjusted down from $0.05 to $0.01. The decrease in the conversion price increased the potential dilutive shares from 15,000,000 to 75,000,000, and this subsequently increased the total outstanding and potential dilutive shares over the authorized common share limit of 150,000,000. Because there were insufficient authorized shares to fulfill all potential conversions, the Company should have classified all potentially dilutive securities as derivative liabilities as of June 6, 2007. The Company researched its debt and equity instruments and determined that the potentially dilutive securities are as follows:

•

Warrants and Options

•

Beneficial Conversion Feature

The Company analyzed the effect of the recalculation on the balance sheet and the statements of operations and cash flows as of March 31, 2008. The analysis and results were as follows:

Warrants and Options Liability

As of March 31, 2008, the Company had 26,074,766 warrants outstanding and 11,595,934 options outstanding that were vested at that date.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) as of June 6, 2007.

At March 31, 2008, the Company determined the fair value of all warrants and options to be $3,610,562 and $1,598,536, respectively, using the Black Sholes model with the following assumptions:

•

risk free rate of return between 1.79% and 2.46%;

•

volatility between 242% and 263%;

•

dividend yield of 0%; and

•

expected term between 2.95 years and 5.76 years.

Statement of Operations

For the three and six months ended March 31, 2008, the Company recorded $2,402,795 and $984,063, respectively, as a loss on change in fair value of warrant and option liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the decrease in fair value of the warrant and option liability of $984,063.

Beneficial Conversion Liability

As of March 31, 2008, the Company had $1,955,000 in convertible notes that could be converted into 102,090,403 shares.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS 133 as of June 6, 2007.

At March 31, 2008, the Company determined the fair value of the embedded conversion options to be $12,718,034 using the Black Sholes model with the following assumptions:

•

risk free rate of return between 1.22% and 1.55%;

•

volatility between 119% and 120%;

•

dividend yield of 0%; and

•

expected term of 0.05 years to 0.75 years.

Statement of Operations

For the three and six months ended March 31, 2008, the Company recorded $10,740,797 and $18,366,949, respectively, as a gain on change in fair value of beneficial conversion liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the $18,366,949 change in fair value of the beneficial conversion liability.

The following table shows the effect of each of the changes discussed above on the Company’s balance sheet, statement of operation, and statement of cash flows for the six months ended March 31, 2008.

	As Previously Stated	Beneficial Conversion Features	Option and Warrants	As Restated March 31, 2008
Balance Sheet
Warrant and option liability	2,558,164	-	2,650,935	5,209,099
Beneficial conversion feature liability	874,882	11,843,152	-	12,718,034
Additional paid in capital	10,837,605	-	432,683	10,404,922
Deficit accumulated during developmental stage	(19,620,178)	(11,843,152)	(2,218,252)	(33,681,582)

Statement of Operations (for the three months ended March 31, 2008)
Gain (loss) on change in fair value of warrant and option liability	4,168,132	-	(2,402,795)	1,765,337
Gain (loss) on change in fair value of beneficial conversion liability	347,780	10,740,797	-	11,088,577

Statement of Operations (for the six months ended March 31, 2008)
Gain (loss) on change in fair value of warrant and option liability	4,927,906	-	(984,063)	3,943,843
Gain on change in fair value of beneficial conversion liability	555,929	18,366,949	-	18,922,878

Statement of Operations (since inception)
Gain (loss) on change in fair value of warrant and option liability	5,397,217	-	(1,124,901)	4,272,316
Gain on change in fair value of beneficial conversion liability	551,885	22,285,024	-	22,836,909
General and administrative expense	19,021,299	3,787,032	-	22,808,331
Interest expense and financing costs	(1,857,279)	(30,536,702)	(897,793)	(33,291,774)

Statement of Cash Flows (for the six months ended March 31, 2008)
Net income (loss)	(1,599,342)	18,366,949	(984,063)	15,783,544
(Gain) loss on change in fair value of warrant and option liability	(4,927,906)	-	984,063	(3,943,843)
Gain on change in fair value of beneficial conversion liability	(555,929)	(18,366,949)	-	(18,922,878)

Statement of Cash Flows (since inception)
Net income (loss)	(19,620,178)	(12,038,710)	(2,022,694)	(33,681,582)
(Gain) loss on change in fair value of warrant and option liability	(5,494,031)	-	1,124,901	(4,369,130)
Gain on change in fair value of beneficial conversion liability	(551,885)	(22,285,024)	-	(22,836,909)
Non-cash compensation expense	-	3,787,032	-	3,787,032
Non-cash financing costs	-	30,536,702	897,793	31,434,495

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

CONTRACTUAL OBLIGATIONS. The Company is committed under the following contractual obligations

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-Term Debt Obligations	--	--	--	--	--
Capital lease obligations	--	--	--	--	--
Operating lease obligations	2,218,527	432,525	910,920	875,412	--
Purchase obligations	--	--	--	--	--
Other long-term liabilities	--	--	--	--	--

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

Other income and (expense) was $12,171,050 for the three months ended March 31, 2008, an increase of $12,221,891 or approximately 24,039%, as compared to $(50,841) for the three months ended March 31, 2007. Increase in gain on change in fair value of the warrant and option liability was $1,765,338 for the three months ended March 31, 2008 and represents the decrease in the fair value of the warrant and option liability. The options and warrants were required to be classified as liabilities as of June 6, 2007, and valued at fair value on each balance sheet date, with the change in value reported in earnings. Therefore, there was no increase or decrease in the option and warrant liability for the three months ended March 31, 2007. The increase in the gain on change in fair value of the beneficial conversion liability was $11,088,577 for the three months ended March 31, 2008 and represents the decrease in the fair value of the beneficial conversion liability. The beneficial conversion features were required to be classified as liabilities as of June 6, 2007, and valued at fair value on each balance sheet date, with the change reported in earnings. Therefore, there was no increase or decrease in the beneficial conversion features liability for the three months ended March 31, 2007. Interest expense increased to $554,065 during the three months ended March 31, 2008, an increase of $502,719 or approximately 979%, as compared to $51,346 for the three months ended March 31, 2007. The increase in interest expense is primarily due to the amortization of the beneficial conversion features discount of $309,814 and warrant discount of $105,806. Loss on lease termination was $129,166 for the three months ended March 31, 2008. There was no loss on termination of lease for the three months ended March 31, 2007.

Net income was $11,206,641 for the three months ended March 31, 2008, an increase of $11,599,121 or approximately 2,955%, as compared to a net loss of $392,480 for the three months ended March 31, 2007.

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

Other income and (expense) was $22,058,484 for the six months ended March 31, 2008, an increase of $22,218,147 or approximately 13,916%, as compared to $(159,663) for the six months ended March 31, 2008. Increase in gain on change in fair value of the warrant and option liability was $3,943,843 for the six months ended March 31, 2008 and represents the decrease in the fair value of the warrant and option liability. The options and warrants were required to be classified as liabilities as of June 6, 2007, and valued at fair value on each balance sheet date, with the change in value reported in earnings. Therefore, there was no increase or decrease in the option and warrant liability for the six months ended March 31, 2008. The increase in the gain on change in fair value of the beneficial conversion liability was $18,922,878 for the six months ended March 31, 2008 and represents the decrease in the fair value of the beneficial conversion liability. The beneficial conversion features were required to be classified as liabilities as of June 6, 2007, and valued at fair value on each balance sheet date, with the change reported in earnings. Therefore, there was no increase or decrease in the beneficial conversion features liability for the six months ended March 31, 2007. Interest expense increased to $680,350 during the six months ended March 31, 2008, an increase of $520,076 or approximately 324%, as compared to $160,274 for the six months ended March 31, 2007. The increase in interest expense is primarily due to the amortization of the beneficial conversion features discount and warrant discount. Loss on lease termination was $129,166 for the six months ended March 31, 2008. There was no loss on termination of lease for the six months ended March 31, 2007.

Net income was $15,783,544 for the six months ended March 31, 2008, an increase of $16,570,263 or approximately 2,106%, as compared to a net loss of $786,719 for the six months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES.

Net cash flows used in our operating activities was $896,996 for the six months ended March 31, 2008, an increase of $550,655 or approximately 159%, as compared to $346,341 for the six months ended March 31, 2007. Cash flows used in operating activities, not including the increase in net loss, is primarily attributable to a decrease in warrant and option liability of $3,943,843, a decrease in beneficial conversion features of $18,922,878, and a write-off of beneficial conversion features of $380,440. The options and warrants were required to be classified as liabilities as of June 6, 2007, and valued at fair value on each balance sheet date, with the change in value reported in earnings. Therefore, there was no increase or decrease in the warrant liabilities or beneficial conversion features for the six months ended March 31, 2007. Cash flows provided from operating activities is primarily attributable to stock based compensation of $4,962,409, amortization of $833,775, an increase in accounts payable of $345,724, and an increase in accrued expenses of $174,508.

Net cash flows used in our investing activities was $29,164 for the purchase of equipment for the six months ended March 31, 2008, an increase of $16,192 or approximately 125%, as compared to $12,972 for the six months ended March 31, 2007.

Net cash flows provided by financing activities was $656,404 for the six months ended March 31, 2008, an increase of cash flows used of $85,204 or approximately 15%, as compared to net cash flows provided by financing activities of $571,200 for the six months ended March 31, 2007. Cash used in financing activities for the six months ended March 31, 2008 included a payment of $5,000 toward a note payable, payments of $27,336 toward notes payable under an equity line of credit, and payments totaling $19,260 to officers for loans made to us. Cash provided from financing activities for the six months ended March31, 2008 consisted of proceeds of $425,000 from the issuance of 10% subordinated notes payable and $283,000 for the purchase of common stock. Cash provided from financing activities for the six months ended March 31, 2007 consisted of $750,000 from the issuance of convertible notes.

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

As of March 31, 2008, the Company had an accumulated deficit of $32,948,779. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

GOING CONCERN OPINION.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2008, the Company has incurred cumulative losses of $33,681,582 including net income for the six months ended March 31, 2008 of $15,783,544. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate financing to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its cost structure. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. Its ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if obtained, any such financing will likely involve additional fees and debt service requirements. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

10.1

Amended and Restated Convertible Promissory Notes in favor of Calico Capital Management, LLC, BRAX Capital, LLC and Gene Salkind, M.D.(2)

10.2

Consulting Agreement dated February 21, 2008 with John H. Foster, Ph.D.(3)

10.3

Form of Securities Purchase Agreement (4)

10.4

Form of Subordinated 10% Debenture (4)

10.5

Form of Common Stock Purchase Warrant (4)

10.6

Termination Agreement dated March 14, 2008 between Rodney L. Anderson, Joey M. Anderson and Robert A Hasson(5)

10.7

Second Amended Convertible Promissory Notes in favor of Calico Capital Management, LLC, BRAX Capital, LLC and Gene Salkind, M.D.(6)

31.1

Certification Pursuant to Rule 13a - 14(a) and 15d - 14(a)(4)*

31.2

Certification Pursuant to Rule 13a - 14(a) and 15d - 14(a)(4)*

32.1

Certification Pursuant to Section 1350 of Title 18 of the United States Code*

32.2

Certification Pursuant to Section 1350 of Title 18 of the United States Code*

———————

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

Date: January 13, 2010

SIONIX CORPORATION

/s/ David R. Wells
David R. Wells
President, Chief Financial Officer, and Principal Financial and Accounting Officer