Form 10-Q/A
period 2008-06-30
SIONIX CORP
filed 2010-01-13
CIK 764667

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

The number of shares of common stock outstanding at August 12, 2008 was 121,479,647shares

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

•

Subordinated Convertible Notes 3

•

Warrants related to Subordinated Convertible Notes 3

As a result of these transactions, we are filing amendment number 1 (“Amendment 1”) to our Form 10-QSB (the “Original Report”) that was originally filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2008 for the period ended June 30, 2008.

The primary purpose of the Amendment is to disclose the restatement of our financial statements for the three and nine months ended June 30, 2008 and cumulative inception to date operations for June 30, 2008. A complete discussion of the restatement is included in the section of this Amendment 1 titled “Management’s Discussion and Analysis or Plan of Operation” and in note 17 to our financial statements for the period ended June 30, 2008.

This Amendment 1 includes all of the information contained in the Original Report, and we have made no attempt in this Amendment 1 to modify or update the disclosures presented in the Original Report, except as identified.

The disclosures in this Amendment 1 continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment 1 should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings. The filing of this Amendment 1 shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

During the period ended June 30, 2008, certain investors converted $105,281 of convertible notes into 2,632,029 common shares at $0.04 per share; however, the conversion rate should have been $0.01. At June 30, 2008, the Company owes an additional 7,896,096 shares to the investors. The Company recorded a liability of $1,658,180, which is recorded in accrued expenses in the accompanying financial statements. The change in the fair value of the shares will be recorded as a change in fair value of beneficial conversion liability.

The following adjustments were made to our financial statements for the periods ended June 30, 2008:

	As Previously Stated	Beneficial Conversion Features	Warrants and Options	As Restated June 30, 2008
Balance Sheet
Accrued expenses	$2,429,688	$1,658,180	$––	$4,087,868
Warrant and option liability	5,530,616	––	4,370,825	9,901,441
Beneficial conversion feature liability	215,071	15,631,608	––	15,846,679
Additional paid-in capital	12,262,574	––	(2,117,339)	10,145,235
Deficit accumulated during developmental stage	(23,099,897)	(17,289,788)	(2,253,486)	(42,643,171)

Statement of Operations (for the three months ended June 30, 2008)
Loss on change in fair value of warrant and option liability	$(2,210,711)	$––	(221,232)	$(2,431,943)
Gain (loss) on change in fair value of beneficial conversion liability	659,811	(5,446,636)	––	(4,786,825)
General and administrative expenses	634,702	––	83,855	718,557

Statement of Operations (for the nine months ended June 30, 2008)
Gain (loss) on change in fair value of warrant and option liability	$2,702,841	$––	(1,205,295)	$1,497,546
Gain on change in fair value of beneficial conversion liability	1,215,740	12,920,313	––	14,136,053
General and administrative expenses	6,755,429	––	83,855	6,839,284

Statement of Operations (since inception)
Gain (loss) on change in fair value of warrant and option liability	$3,172,152	$––	(1,346,133)	$1,826,019
Gain on change in fair value of beneficial conversion liability	941,845	17,108,241	––	18,050,086
General and administrative expenses	20,084,934	3,787,032	83,855	23,955,821
Interest and financing costs	(2,154,841)	(30,536,702)	(897,793)	(33,589,336)

Statement of Cash Flows (for the nine months ended June 30, 2008)
Net income (loss)	$(4,809,208)	$12,920,313	$(1,289,150)	$6,821,955
(Gain) loss on change in fair value of warrant and option liability	(2,702,841)	––	1,205,295	(1,497,546)
Gain on change in fair value of beneficial conversion liability	(1,215,741)	(12,920,313)	––	(14,136,054)
Non-cash compensation expense	––	––	83,855	83,855

Statement of Cash Flows (since inception)
Net loss	$(23,099,895)	$(17,215,493)	$(2,327,781)	$(42,643,169)
(Gain) loss on change in fair value of warrant and option liability	(3,172,152)	––	1,346,133	(1,826,019)
Gain on change in fair value of beneficial conversion liability	(1,211,697)	(17,108,241)	––	(18,319,938)
Non-cash compensation expense	––	3,787,032	83,855	3,870,887
Non-cash financing costs	––	30,536,702	897,793	31,434,495

Sionix Corporation - Form 10-QSB/A

Table of Contents

Part I Financial Information

Item 1 Financial Statements

Balance Sheet as of June 30, 2008 (Unaudited) (Restated)	5

Statements of Operations (Unaudited) for the three and nine months ended June 30,
2008 and June 30, 2007 and from inception (October 3, 1994) to June 30, 2008 (Restated)	5

Statements of Stockholders Equity (Deficit) for the period from inception (October
3, 1994) to June 30, 2008 (Restated)	7

Statements of Cash Flows (unaudited) for the three and nine months ended June 30,
2008 and June 30, 2007 and from inception (October 3, 1994) to June 30, 2008 (Restated)	9

Notes to unaudited condensed financial statements	10

Forward-Looking Statements	30

Part II Other Information

Item 1 Legal Proceedings	41

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3 Defaults upon Senior Securities	41

Item 4 Submission of Matters to a Vote of Security Holders	41

Item 5 Other Information	41

Item 6 Exhibits	41

Signatures	42

SIONIX CORPORATION

A DEVELOPMENT STAGE COMPANY

BALANCE SHEET

(UNAUDITED)

June 30, 2008
(As Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$996,360
Other current assets	78,619
TOTAL CURRENT ASSETS	1,074,979

PROPERTY AND EQUIPMENT, net	16,361

DEPOSITS	4,600
TOTAL ASSETS	1,095,940

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$541,805
Accrued expenses	4,087,868
Customer deposits	900,000
Liquidated damages liability	153,750
Notes payable – related parties	124,000
Convertible notes, net of debt discounts of $1,163,555	1,109,111
10% subordinated convertible notes, net of debt discounts of $80,675	344,325
Warrant and option liability	9,901,441
Beneficial conversion liability	15,846,679
TOTAL CURRENT LIABILITIES	33,008,979

STOCKHOLDERS' DEFICIT
Common stock (150,000,000 shares authorized; 121,479,647 shares issued and 120,997,747 shares outstanding; par value $0.001)	120,997
Additional paid-in capital	10,145,235
Shares to be issued	463,900
Deficit accumulated during development stage	(42,643,171)
TOTAL STOCKHOLDERS' DEFICIT	(31,913,039)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,095,940

The accompanying notes form an integral part of these unaudited condensed financial statements.

SIONIX CORPORATION

A DEVELOPMENT STAGE COMPANY

STATEMENTS OF OPERATIONS

(UNAUDITED)

					Cumulative from Inception (October 3, 1994) to June 30,
	For the three months ended June 30,		For the nine months ended June 30,
	2008	2007	2008	2007	2008
	(As Restated)		(As Restated)		(As Restated)
Revenues	$––	$––	$––	$––	$––

Operating expenses
General and administrative	718,557	4,106,285	6,839,284	4,594,409	23,955,821
Research and development	280,972	––	846,904	––	2,822,844
Depreciation and amortization	8,157	7,936	24,472	23,723	556,577
Total operating expenses	1,007,686	4,114,221	7,710,660	4,618,132	27,335,242
Loss from operations	(1,007,686)	(4,114,221)	(7,710,660)	(4,618,132)	(27,335,242)

Other income (expense)
Interest income	1,564	56	2,843	666	61,386
Interest expense and financing costs	(313,696)	(30,543,755)	(977,912)	(30,614,343)	(33,589,336)
Gain (loss) on change in fair value of warrant and option liability	(2,431,943)	692,799	1,497,546	692,799	1,826,019
Gain (loss) on change in fair value of beneficial conversion liability	(4,786,825)	7,923,801	14,136,053	7,923,801	18,050,086
Impairment of intangibles	––	––	––	—	(1,267,278)
Inventory obsolesence	––	––	––	––	(365,078)
Legal settlement	––	––	––	––	344,949
Loss on settlement of debt	––	––	––	––	(230,268)
Miscellaneous	4,151	––	(125,015)	––	(125,017)
Total other income (expense)	(7,526,749)	(21,927,099)	14,533,515	(21,997,077)	(15,294,537)
Income (loss) before income taxes	(8,534,435)	(26,041,320)	6,822,855	(26,615,209)	(42,629,779)
Income taxes	––	900	900	900	13,392
Net income (loss)	$(8,534,435)	$(26,042,220)	$6,821,955	$(26,616,109)	$(42,643,171)

Basic income (loss) per share	$(0.07)	$(0.24)	$0.06	$(0.25)
Dilutive income (loss) per share	$(0.07)	$(0.24)	$0.06	$(0.25)

Basic weighted average number of shares of common stock outstanding	113,816,474	106,431,387	113,816,474	105,901,243
Dilutive weighted average number of shares of common stock outstanding	113,816,474	106,431,387	113,816,474	105,901,243

The accompanying notes form an integral part of these unaudited condensed financial statements.

SIONIX CORPORATION

A DEVELOPMENT STAGE COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROMOCTOBER 3, 1994 (INCEPTION) TO JUNE 30, 2007

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

SIONIX CORPORATION

A DEVELOPMENT STAGE COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROMOCTOBER 3, 1994 (INCEPTION) TO JUNE 30, 2007 (Continued)

								Deficit	Total
	Common Stock		Additional	Shares	Stock	Shares	Unamortized	Accumulated	Stockholders’
	Number of		Paid-in	to be	Subscription	To be	Consulting	from	Equity
	Shares	Amount	Capital	Issued	Receivable	Cancelled	Fees	Inception	(Deficit)

Balance at September 30, 2001	62,688,698	62,688	9,229,213	113,295	––	––	(141,318)	(9,522,180)	(258,302)
Shares issued for services	1,111,710	1,112	361,603	––	––	––	54,400	––	417,115
Shares issued as a contribution	100,000	100	11,200	––	––	––	––	––	11,300
Shares issued for compensation	18,838	19	2,897	––	––	––	––	––	2,916
Shares issued for cash	16,815,357	16,815	1,560,782	(10,000)	––	––	––	––	1,567,597
Shares issued for debt	1,339,509	1,340	208,639	(103,295)	––	––	––	––	106,684
Shares to be issued related to equity
financing (967,742 shares)	––	––	(300,000)	300,000	––	––	––	––	––
Cancellation of shares	(7,533,701)	(7,534)	––	––	––	––	––	––	(7,534)
Net loss	––	––	––	––	––	––	––	(1,243,309)	(1,243,309)
Balance at September 30, 2002	74,540,411	74,540	11,074,334	300,000	––	––	(86,918)	(10,765,489)	596,467
Shares issued for services	2,467,742	2,468	651,757	(300,000)	––	––	––	––	354,225
Shares issued for capital equity line	8,154,317	8,154	891,846	––	––	––	––	––	900,000
Amortization of consulting fees	––	––	––	––	––	––	86,918	––	86,918
Cancellation of shares	(50,000)	(50)	50	––	––	––	––	––	––
Shares to be cancelled (7,349,204 shares)	––	––	7,349	––	––	(7,349)	––	––	––
Net loss	––	––	––	––	––	––	––	(1,721,991)	(1,721,991)
Balance at September 30, 2003	85,112,470	85,112	12,625,336	––	––	(7,349)	––	(12,487,480)	215,619
Shares issued for capital equity line	19,179,016	19,179	447,706	––	––	––	––	––	466,885
Shares issued for services	5,100,004	5,100	196,997	––	––	––	(13,075)	––	189,022
Share to be issued for cash (963,336 shares)	––	––	––	28,900	––	––	––	––	28,900
Shares to be issued for debt (500,000 shares)	––	––	––	15,000	––	––	––	––	15,000
Cancellation of shares	(7,349,204)	(7,349)	––	––	––	7,349	––	––	––
Issuance of warrants related to 2004 stock purchase	––	––	24,366	––	––	––	––	––	24,366
Net loss	––	––	––	––	––	––	––	(1,593,135)	(1,593,135)
Balance at September 30, 2004	102,042,286	102,042	13,294,405	43,900	––	––	(13,075)	(14,080,615)	(653,343)
Amortization of consulting fees	––	––	––	––	––	––	13,075	––	13,075
Net loss	––	––	––	––	––	––	––	(722,676)	(722,676)
Balance at September 30, 2005	102,042,286	102,042	13,294,405	43,900	––	––	––	(14,803,291)	(1,362,944)
Net loss	––	––	––	––	––	––	––	(1,049,319)	(1,049,319)
Balance at September 30, 2006	102,042,286	102,042	13,294,405	43,900	––	––	––	(15,852,610)	(2,412,263)
Stock issued for consulting	4,592,915	4,593	80,336	––	––	––	––	––	84,929
Reclassification to warrant and option liability	––	––	(2,277,013)	––	––	––	––	––	(2,277,013)
Net loss	––	––	––	––	––	––	––	(33,612,516)	(33,612,516)
Balance at September 30, 2007	106,635,201	106,635	11,097,728	43,900	––	––	––	(49,465,126)	(38,216,863)
Conversion of note payable into common stock	10,363,796	10,163	789,090	––	––	––	––	––	799,253
Common stock issued for services	698,750	899	––	113,951	––	––	––	––	––
Common stock issued for cash	3,300,000	3,300	326,700	––	––	––	––	––	330,000
Common stock to be issued for cash	––	––	––	––	––	420,000	––	––	––
Issuance of warrants with stock	––	––	(2,182,234)	––	––	––	––	––	––
Net income	––	––	––	––	––	––	––	6,821,955	6,821,955
Balance at June 30, 2008, restated, unaudited	120,997,747	$120,997	$10,145,235	$463,900	$––	$––	$––	$(42,643,171)	$(31,913,039)

The accompanying notes form an integral part of these unaudited condensed financial statements.

SIONIX CORPORATION

A DEVELOPMENT STAGE COMPANY

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the nine months ended June 30,		Cumulative from Inception (October 3, 1994) to June 30,
	2008	2007	2008
	(As Restated)	(As Restated)	(As Restated)
OPERATING ACTIVITIES:
Net income (loss)	$6,821,955	$(26,665,300)	$(42,643,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,472	23,723	643,495
Amortization of beneficial conversion features discount and warrant discount	1,073,445	75,827	1,907,270
Stock based compensation expense - employee	––	––	1,835,957
Stock based compensation expense - consultant	5,799,646	84,929	8,105,192
Gain on change in fair value of warrant and option liability	(1,497,546)	(692,799)	(1,826,019)
Gain on change in fair value of beneficial conversion liability	(14,136,054)	(7,923,801)	(18,319,939)
Non-cash financing costs	––	30,469,448	31,434,495
Non-cash compensation costs	83,855	3,614,932	3,870,887
Impairment of assets	––	––	514,755
Write-down of obsolete assets	––	––	38,862
Impairment of intangible assets	––	––	1,117,601
Loss on settlement of debt	––	––	130,268
Loss on termination of lease	126,111	––	126,111
Increase in assets:
Other current assets	(77,269)	––	(586,346)
Other assets	––	(4,600)	(64,230)
Increase (decrease) in liabilities:
Accounts payable	409,406	(67,806)	636,807
Accrued expenses	(139,840)	484,626	2,443,650
Customer deposits	900,000	––	900,000
Net cash used in operating activities	(611,819)	(600,821)	(9,734,353)
INVESTING ACTIVITIES:
Acquisition of property and equipment	(26,111)	(25,360)	(397,566)
Acquisition of patents	––	––	(154,061)
Net cash used in investing activities	(26,111)	(25,360)	(551,627)
FINANCING ACTIVITIES:
Accrual of liquidating damages	138,375	––	153,750
Payment on notes payable to officer	(19,260)	(33,800)	(218,502)
Proceeds from notes payable, related party	––	––	457,433
Payments on notes payable to related party	(5,000)	––	(5,000)
Receipt from (payments to) equity line of credit	(27,336)	(225,000)	428,664
Proceeds from convertible notes payable	––	1,336,000	1,861,000
Proceeds from 10% subordinated notes payable	425,000	––	425,000
Issuance of common stock	330,000	––	7,716,094
Receipt of cash for stock to be issued	420,000	––	463,900
Net cash provided by financing activities	1,261,779	1,077,200	11,282,339
NET INCREASE IN CASH AND CASH EQUIVALENTS	623,849	451,019	996,359
CASH AND CASH EQUIVALENTS, BEGINNING	372,511	4,544	––
CASH AND CASH EQUIVALENTS, ENDING	$996,360	$455,563	$996,359
SUPPLEMENTAL INFORMATION:
Cash and cash equivalents paid for interest	$––	$––	$––
Cash and cash equivalents paid for taxes	$––	$––	$––

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

NET LOSS PER SHARE

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings PerShare,” (“SFAS 128”). Basic net loss per share is computed by dividing the net loss available to common stock holders by the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. During the three and nine months ended June 30, 2008, the Company had net income; however, the net income was due to the change in the fair value of the warrant and option liability and in the change in the fair value of the beneficial conversion liability. If these securities had been converted at the beginning of the period, then the Company would have realized a loss for the three and nine month period ended June 30, 2008. As such, these securities are determined to be anti-dilutive and the number of shares used to determine the basic and dilutive earnings per share is the same.

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

NOTE 4

ACCRUED EXPENSES (RESTATED)

Accrued expenses consisted of the following at June 30, 2008:

Accrued salaries	$1,527,676
Advisory board compensation	576,000
Interest payable	223,857
Other accruals	1,760,335
Total accrued expenses	$4,087,868

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

A summary of the Company’s option activity is listed below:

	Weighted
	Average	Number of
	Exercise	Outstanding
	Price	Options
Outstanding as of September 30, 2007	$0.15	7,034,140
Granted	0.25	10,539,312
Forfeited	––	––
Exercised	––	––
Outstanding as of June 30, 2008	$0.20	17,573,452

OUTSTANDING OPTIONS:

Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.15	7,034,140	7,034,140	2.25	$0.15	$0.15
0.25	10,539,312	4,561,794	4.42	0.25	0.25

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

A summary of the Company’s warrant position is listed below:

	Weighted
	Average	Number of
	Exercise	Outstanding
	Price	Warrants
Outstanding as of September 30, 2007	$0.39	2,795,454
Granted	0.16	33,579,312
Forfeited	––	––
Exercised	––	––
Outstanding as of June 30, 2008	$0.17	36,374,766

WARRANTS OUTSTANDING

Exercise Price	Warrants Outstanding	Warrants Exercisable	Average Remaining Contractual Life In Years	Average Exercise Price of Options Outstanding	Average Exercise Price of Options Exercisable
$0.30	2,795,454	2,795,454	4.00	$0.30	$0.30
0.25	17,329,312	17,329,312	4.42	0.25	0.25
0.40	850,000	850,000	5.58	0.40	0.40
0.10	15,000,000	15,000,000	2.75	0.10	0.10
0.15	400,000	400,000	5.75	0.15	0.15

All outstanding warrants were exercisable as of June 30, 2008.

NOTE 12

GOING CONCERN (RESTATED)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2008, the Company has incurred cumulative losses of $42,643,171 including income for the nine months ended June 30, 2008, of $6,821,995. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate financing to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. Its ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

SUBSEQUENT EVENTS (RESTATED)

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

Issuance of $1,000,000 in Subordinated Convertible Notes Payable and Related Warrants

In July 2008, the Company completed an offering of $1,000,000 in principal amount of Subordinated Convertible Debentures to a group of institutional and accredited investors, which bear interest at the rate of 12% per annum, and mature 12 months from the date of issuance. The Subordinated Convertible Debentures are convertible into 4,000,000 shares of Common Stock at an initial conversion rate of $0.25 per share. As part of the offering, the Company issued warrants to purchase 1,000,000 shares of Common Stock at an initial exercise price of $0.30 per share, which expire five years from the date of grant.

Warrant and Stock Issued to Legal Counsel

On July 22, 2008, the Company agreed to issue 641,000 shares of Common Stock to a vendor for payment for $96,149 of services provided to the Company. As part of the agreement, the Company issued warrants to purchase 641,000 shares of common stock at an exercise price of $0.15 per share.

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

NOTE 16

RESTATEMENT

On October 1, 2004, the Company formed an advisory board consisting of four members. Each member was to receive $5,000 monthly from October 1, 2004 to February 22, 2007 for a total of $576,000. Of the total amount, $96,000 should have been accrued during the nine months ended June 30, 2007, and included in general and administrative expenses. Due to an oversight, these agreements were not included in the minutes to the Board of Directors meetings, and therefore, these items were not recorded in the appropriate periods. The Company is in the process of restating the appropriate periods for these unbooked changes.

	As Previously Reported	Adjustment	As Restated
General and Administrative Expenses	$932,668	$96,000	$1,028,668

NOTE 17

SUBSEQUENT RESTATEMENT

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

As a result of the issuance of Convertible Notes 2, the conversion price for Convertible Notes 1 was adjusted down from $0.05 to $0.01. The decrease in the conversion price increased the potential dilutive shares from 15,000,000 to 75,000,000, and this subsequently increased the total outstanding and potential dilutive shares over the authorized common share limit of 150,000,000. Because there were insufficient authorized shares to fulfill all potential conversions, the Company should have classified all potentially dilutive securities as derivative liabilities as of June 6, 2007. The Company researched its debt and equity instruments and determined that the potentially dilutive securities are as follows:

•

Warrants and Options

•

Beneficial Conversion Feature

The Company analyzed the effect of the recalculation on the balance sheet and the statements of operations and cash flows as of June 30, 2008. The analysis and results were as follows:

Warrants and Options Liability

As of June 30, 2008, the Company had 36,374,766 warrants outstanding and 11,595,934 options outstanding that were vested at that date.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available, the embedded conversion feature met the definition of a derivative based on Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) as of June 6, 2007.

At June 30, 2008, the Company determined the fair value of all warrants and options to be $7,523,660 and $2,377,780, respectively, using the Black Sholes model with the following assumptions:

•

risk free rate of return between 1.79% and 3.61%;

•

volatility between 242% and 263%;

•

dividend yield of 0%; and

•

expected term between 2.70 years and 5.99 years.

Statement of Operations

For the three and nine months ended June 30, 2008, the Company recorded an additional $221,232 and $1,205,295, respectively, as a loss on change in fair value of warrant and option liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the decrease in fair value of the warrant and option liability of $1,205,295.

Beneficial Conversion Liability

As of June 30, 2008, the Company had $1,280,333 in convertible notes and accrued compensation that could be converted into 80,417,651 shares of common stock. During the period ended June 30, 2008, certain investors converted $105,281 of convertible notes into 2,632,029 common shares at $0.04 per share; however, the conversion rate should have been $0.01. At June 30, 2008, the Company owes an additional 7,896,096 shares to the investors. The Company recorded a liability of $1,658,180, which is recorded in accrued expenses in the accompanying financial statements. The change in the fair value of the shares will be recorded as a change in fair value of beneficial conversion liability.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS 133 as of June 6, 2007.

At June 30, 2008, the Company determined the fair value of the embedded conversion features to be $15,846,679 using the Black Sholes model with the following assumptions:

•

risk free rate of return between 1.60% and 2.36%;

•

volatility between 138% and 170%;

•

dividend yield of 0%; and

•

expected term of 0.03 years to 1.5 years.

Statement of Operations

For the three and nine months ended June 30, 2008, the Company recorded an additional $5,446,636 as a loss on change in fair value of beneficial conversion liability and will record $12,920,313 as a gain on change in fair value of beneficial conversion liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the $12,920,313 change in fair value of the beneficial conversion liability.

The following table shows the effect of each of the changes discussed above on the Company’s balance sheet, statement of operation, and statement of cash flows for the nine months ended June 30, 2008.

	As Previously Stated	Beneficial Conversion Features	Warrants and Options	As Restated June 30, 2008
Balance Sheet
Accrued expenses	$2,429,688	$1,658,180	$––	$4,087,868
Warrant and option liability	5,530,616	––	4,370,825	9,901,441
Beneficial conversion feature liability	215,071	15,631,608	––	15,846,679
Additional paid-in capital	12,262,574	––	(2,117,339)	10,145,235
Deficit accumulated during developmental stage	(23,099,897)	(17,289,788)	(2,253,486)	(42,643,171)

Statement of Operations (for the three months ended June 30, 2008)
Loss on change in fair value of warrant and option liability	$(2,210,711)	$––	(221,232)	$(2,431,943)
Gain (loss) on change in fair value of beneficial conversion liability	659,811	(5,446,636)	––	(4,786,825)
General and administrative expenses	634,702	––	83,855	718,557

Statement of Operations (for the nine months ended June 30, 2008)
Gain (loss) on change in fair value of warrant and option liability	$2,702,841	$––	(1,205,295)	$1,497,546
Gain on change in fair value of beneficial conversion liability	1,215,740	12,920,313	––	14,136,053
General and administrative expenses	6,755,429	––	83,855	6,839,284

Statement of Operations (since inception)
Gain (loss) on change in fair value of warrant and option liability	$3,172,152	$––	(1,346,133)	$1,826,019
Gain on change in fair value of beneficial conversion liability	941,845	17,108,241	––	18,050,086
General and administrative expenses	20,084,934	3,787,032	83,855	23,955,821
Interest and financing costs	(2,154,841)	(30,536,702)	(897,793)	(33,589,336)

Statement of Cash Flows (for the nine months ended June 30, 2008)
Net income (loss)	$(4,809,208)	$12,920,313	$(1,289,150)	$6,821,955
(Gain) loss on change in fair value of warrant and option liability	(2,702,841)	––	1,205,295	(1,497,546)
Gain on change in fair value of beneficial conversion liability	(1,215,741)	(12,920,313)	––	(14,136,054)
Non-cash compensation expense	––	––	83,855	83,855

Statement of Cash Flows (since inception)
Net loss	$(23,099,895)	$(17,215,493)	$(2,327,781)	$(42,643,169)
(Gain) loss on change in fair value of warrant and option liability	(3,172,152)	––	1,346,133	(1,826,019)
Gain on change in fair value of beneficial conversion liability	(1,211,697)	(17,108,241)	––	(18,319,938)
Non-cash compensation expense	––	3,787,032	83,855	3,870,887
Non-cash financing costs	––	30,536,702	897,793	31,434,495

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

Effective November 1, 2007, the Company leased a 60,000 square foot research and development, production, engineering and administrative office facility in Garden Grove, California. On March 18, 2008 the Company negotiated a termination of the lease by issuing 748,750 shares of its Common Stock plus relinquishing any claim to its $100,000 security deposit. During the three months ended March 31, 2008, the Company recognized a loss on the transaction of $125,915 which is made up of a $25,915 write off of leasehold improvements and the forfeiture of the $100,000 deposit. $89,850 of rent expense was attributed to the 748,750 shares of Common Stock.

RESTATEMENT OF FINANCIAL STATEMENTS. Subsequent to filing our Quarterly Report on Form 10-QSB for the nine months ended June 30, 2008, the Company determined that the beneficial conversion feature discounts and warrant discounts related to the issuance of the convertible notes payable were not properly accounted for, and certain warrants and options were omitted. As a result, the Company recorded the following adjustments.

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

On June 6, 2007, the Company issued 5 convertible promissory notes for a total of $86,000 (“Convertible Notes 2”). No warrants were issued in connection with Convertible Notes 2. Convertible Notes 2 mature on or about December 31, 2008, and are convertible into common stock at $0.01.

As a result of the issuance of Convertible Notes 2, the conversion price for Convertible Notes 1 was adjusted down from $0.05 to $0.01. The decrease in the conversion price increased the potential dilutive shares from 15,000,000 to 75,000,000, and this subsequently increased the total outstanding and potential dilutive shares over the authorized common share limit of 150,000,000. Because there were insufficient authorized shares to fulfill all potential conversions, the Company should have classified all potentially dilutive securities as derivative liabilities as of June 6, 2007. The Company researched its debt and equity instruments and determined that the potentially dilutive securities are as follows:

•

Warrants and Options

•

Beneficial Conversion Feature

The Company analyzed the effect of the recalculation on the balance sheet and the statements of operations and cash flows as of June 30, 2008. The analysis and results were as follows:

Warrants and Options Liability

As of June 30, 2008, the Company had 36,374,766 warrants outstanding and 11,595,934 options outstanding that were vested at that date.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available, the embedded conversion feature met the definition of a derivative based on Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) as of June 6, 2007.

At June 30, 2008, the Company determined the fair value of all warrants and options to be $7,523,660 and $2,377,780, respectively, using the Black Sholes model with the following assumptions:

•

risk free rate of return between 1.79% and 3.61%;

•

volatility between 242% and 263%;

•

dividend yield of 0%; and

•

expected term between 2.70 years and 5.99 years.

Statement of Operations

For the three and nine months ended June 30, 2008, the Company recorded an additional $221,232 and $1,205,295, respectively, as a loss on change in fair value of warrant and option liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the decrease in fair value of the warrant and option liability of $1,205,295.

Beneficial Conversion Liability

As of June 30, 2008, the Company had $1,280,333 in convertible notes and accrued compensation that could be converted into 80,417,651 shares. During the period ended June 30, 2008, certain investors converted $105,281 of convertible notes into 2,632,029 common shares at $0.04 per share; however, the conversion rate should have been $0.01. At June 30, 2008, the Company owed an additional 7,896,096 shares to the investors. The Company recorded a liability of $1,658,180, which is recorded in accrued expenses in the accompanying financial statements. The change in the fair value of the shares will be recorded as a change in fair value of beneficial conversion liability.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS 133 as of June 6, 2007.

At June 30, 2008, the Company determined the fair value of the embedded conversion features to be $15,846,679 using the Black Sholes model with the following assumptions:

•

risk free rate of return between 1.60% and 2.36%;

•

volatility between 138% and 170%;

•

dividend yield of 0%; and

•

expected term of 0.03 years to 1.5 years.

Statement of Operations

For the three and nine months ended June 30, 2008, the Company recorded an additional $5,446,636 as a loss on change in fair value of beneficial conversion liability and recorded an additional $12,920,313 as a gain on change in fair value of beneficial conversion liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the $12,920,313 change in fair value of the beneficial conversion liability.

The following table shows the effect of each of the changes discussed above on the Company’s balance sheet, statement of operation, and statement of cash flows for the nine months ended June 30, 2008.

	As Previously Stated	Beneficial Conversion Features	Warrants and Options	As Restated June 30, 2008
Balance Sheet
Accrued expenses	$2,429,688	$1,658,180	$––	$4,087,868
Warrant and option liability	5,530,616	––	4,370,825	9,901,441
Beneficial conversion feature liability	215,071	15,631,608	––	15,846,679
Additional paid-in capital	12,262,574	––	(2,117,339)	10,145,235
Deficit accumulated during developmental stage	(23,099,897)	(17,289,788)	(2,253,486)	(42,643,171)

Statement of Operations (for the three months ended June 30, 2008)
Loss on change in fair value of warrant and option liability	$(2,210,711)	$––	(221,232)	$(2,431,943)
Gain (loss) on change in fair value of beneficial conversion liability	659,811	(5,446,636)	––	(4,786,825)
General and administrative expenses	634,702	––	83,855	718,557

Statement of Operations (for the nine months ended June 30, 2008)
Gain (loss) on change in fair value of warrant and option liability	$2,702,841	$––	(1,205,295)	$1,497,546
Gain on change in fair value of beneficial conversion liability	1,215,740	12,920,313	––	14,136,053
General and administrative expenses	6,755,429	––	83,855	6,839,284

Statement of Operations (since inception)
Gain (loss) on change in fair value of warrant and option liability	$3,172,152	$––	(1,346,133)	$1,826,019
Gain on change in fair value of beneficial conversion liability	941,845	17,108,241	––	18,050,086
General and administrative expenses	20,084,934	3,787,032	83,855	23,955,821
Interest and financing costs	(2,154,841)	(30,536,702)	(897,793)	(33,589,336)

Statement of Cash Flows (for the nine months ended June 30, 2008)
Net income (loss)	$(4,809,208)	$12,920,313	$(1,289,150)	$6,821,955
(Gain) loss on change in fair value of warrant and option liability	(2,702,841)	––	1,205,295	(1,497,546)
Gain on change in fair value of beneficial conversion liability	(1,215,741)	(12,920,313)	––	(14,136,054)
Non-cash compensation expense	––	––	83,855	83,855

Statement of Cash Flows (since inception)
Net loss	$(23,099,895)	$(17,215,493)	$(2,327,781)	$(42,643,169)
(Gain) loss on change in fair value of warrant and option liability	(3,172,152)	––	1,346,133	(1,826,019)
Gain on change in fair value of beneficial conversion liability	(1,211,697)	(17,108,241)	––	(18,319,938)
Non-cash compensation expense	––	3,787,032	83,855	3,870,887
Non-cash financing costs	––	30,536,702	897,793	31,434,495

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

The Company incurred operating expenses of $1,007,686 for the three months ended June 30, 2008, a decrease of $3,106,535 or approximately 76%, as compared to $4,114,221 for the three months ended June 30, 2007. General and administrative expenses were $718,557 for the three months ended June 30, 2008, a decrease of $3,387,728 or approximately 83%, as compared to $4,106,285 for the three months ended June 30, 2007. The decrease in general and administrative expenses was primarily due to the recording of advisory board compensation expense of $3,710,932 during the three months ended June 30, 2007 with no corresponding expense recorded during the three months ended June 30, 2008. Depreciation and amortization expense was $8,157 for the three months ended June 30, 2008, an increase of $221 or approximately 3%, as compared to $7,936 for the three months ended June 30, 2007. The Company incurred research and development expenses of $280,972 for the three months ended June 30, 2008 as compared to no such expenses for the three months ended June 30, 2007. Research and development expenses for the three months ended June 30, 2008 primarily consist of salaries of personnel directly responsible for the water treatment system located at Villa Park Dam and the costs of the independent third party testing.

Other income and (expense) was $(7,526,749) for the three months ended June 30, 2008, a decrease of $14,400,350 or approximately 66%, as compared to $(21,927,099) for the three months ended June 30, 2007. Loss on change in fair value of the warrant and option liability was $2,431,943 for the three months ended June 30, 2008 compared to the gain on change in fair value of the warrant and option liability of $692,799 for the three months ended June 30, 2007 representing a decrease of $3,124,742 or a change of 451%. The loss on change in fair value for the three months ended June 30, 2008 represents the increase in the fair value of the warrant and option liability. The options and warrants were required to be classified as liabilities as of June 6, 2007, and valued at fair value on each balance sheet date, with the change in value reported in earnings. Loss on change in fair value of the beneficial conversion liability was $4,786,825 for the three months ended June 30, 2008 as compared to a gain on change in fair value of $7,923,801 for the three months ended June 30, 2007 representing a decrease of $12,710,626 or a change of 160%. The loss on change in fair value for the three months ended June 30, 2008 represents the increase in the fair value of the beneficial conversion liability. The beneficial conversion features were required to be classified as liabilities as of June 6, 2007, and valued at fair value on each balance sheet date, with the change in value reported in earnings. Interest expense was $313,696 during the three months ended June 30, 2008, a decrease of $30,230,059 or approximately 99%, as compared to $30,543,755 for the three months ended June 30, 2007. The decrease is primarily due to the recording of the fair value of beneficial conversion features of the Company’s convertible debt and warrants issued with debt for the for three months ended June 30, 2007 as compared to no such expenses for the three months ended June 30, 2008. Net loss was $8,534,435 for the three months ended June 30, 2008, a decrease of $19,214,256 or approximately 74%, as compared to a net loss of $26,042,220 for the three months ended June 30, 2007.

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

The Company incurred operating expenses of $7,710,660 for the nine months ended June 30, 2008, an increase of $3,092,528 or approximately 67%, as compared to $4,618,132 for the nine months ended June 30, 2007. General and administrative expenses were $6,839,284 for the nine months ended June 30, 2008, an increase of $2,244,875 or approximately 49%, as compared to $4,594,409 for the nine months ended June 30, 2007. The increase in general and administrative expenses was primarily due to the issuance of warrants and options. Depreciation and amortization expense was $24,472 for the nine months ended June 30, 2008, an increase of $749 or approximately 3%, as compared to $23,723 for the nine months ended June 30, 2007. The Company incurred research and development expenses of $846,904 for the nine months ended June 30, 2008 as compared to no such expenses for the nine months ended June 30, 2007. Research and development expenses for the nine months ended June 30, 2008 primarily consist of salaries of personnel directly responsible for the water treatment system located at Villa Park Dam and the costs of the independent third party testing.

Other income and (expense) was $14,533,515 for the nine months ended June 30, 2008, an increase of $36,530,592 or approximately 166%, as compared to $(21,997,077) for the nine months ended June 30, 2007. Gain on change in fair value of the warrant and option liability was $1,497,546 for the nine months ended June 30, 2008 compared to the gain on change in fair value of the warrant and option liability of $692,799 for the nine months ended June 30, 2007, an increase of $804,747 or 116%. The gain on change in fair value for the nine months ended June 30, 2008 represents the decrease in the fair value of the warrant and option liability. The options and warrants were required to be classified as liabilities as of June 6, 2007, and valued at fair value on each balance sheet date, with the change in value reported in earnings. Gain on change in fair value of the beneficial conversion liability was $14,136,053 for the nine months ended June 30, 2008 as compared to a gain on change in fair value of $7,923,801 for the prior period, an increase of $6,212,252 or 78%.The gain on change in fair value for the nine months ended June 30, 2008 represents the decrease in the fair value of the beneficial conversion liability. The beneficial conversion features were required to be classified as liabilities as of June 6, 2007, and valued at fair value on each balance sheet date, with the change in value reported in earnings. Interest expense was $977,912 during the nine months ended June 30, 2008, a decrease of $29,636,431 or approximately 97%, as compared to $30,614,343 for the nine months ended June 30, 2007. The decrease is primarily due to the recording of the fair value of beneficial conversion features of the Company’s convertible debt and warrants issued with debt for the for nine months ended June 30, 2007 as compared to no such expenses for the nine months ended June 30, 2008. Miscellaneous expense of $125,015 relates to the termination of the lease of the production facility.

Net income was $6,821,955 for the nine months ended June 30, 2008, an increase of $33,487,255 or approximately 126%, as compared to the net loss $26,616,109 for the nine months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES. Net cash flows used in our operating activities totaled $611,819 for the nine months ended June 30, 2008, an increase of $10,998 or approximately 2%, as compared to $600,821 for the nine months ended June 30, 2007. The increase in cash flows used in operating activities, not including the decrease in net loss, is primarily attributable to amortization of beneficial conversion feature discount and warrant discount of $1,073,445, warrants and stock issued to nonemployees for $5,799,646, decrease in warrant and option liability of $1,497,546, decrease in beneficial conversion liability of $14,136,053, and receipt of customer deposit of $900,000.

Net cash flows used in our investing activities was $26,111 for the purchase of equipment, as compared to $25,360 for investing activities during the nine months ended June 30, 2007.

Net cash flows provided by financing activities totaled $1,261,779 for the nine months ended June 30, 2008, an increase of cash flows provided of $184,579 or approximately 17%, as compared to net cash flows provided by financing activities of $1,077,200 for the nine months ended June 30, 2007. Cash provided by financing activities for the nine months ended June 30, 2008 included the accrual of $138,375 for liquidated damages, issuance of notes payable of $425,000, issuance of stock of $330,000, and receipt of cash to be issued for stock of $420,000. Cash used in financing activities for the nine months ended June 30, 2008 included payments on notes payable to officer of $19,260, payments on notes payable to related party of $5,000, and payments on equity line of credit of $27,336.

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

As of June 30, 2008, the Company had an accumulated deficit of $42,643,171. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

GOING CONCERN OPINION. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2008, the Company incurred cumulative losses of $42,643,171 including a net income for the nine months ended June 30, 2008 of $6,821,955. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate financing to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its cost structure. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. Its ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if obtained, any such financing will likely involve additional fees and debt service requirements. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2008, the Company has not made any change to internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

———————

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 13, 2010

SIONIX CORPORATION

By:	/s/ David R. Wells
David R. Wells President, Chief Financial Officer, and Principal Financial and Accounting Officer