Form 10-K/A
period 2008-09-30
SIONIX CORP
filed 2010-01-13
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
of incorporation or organization)

2801 Ocean Park Blvd., Suite 339
Santa Monica, California 90405
(Address of principal executive offices)

Registrant’s telephone number, including area code: (847) 235-4566

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

On June 6, 2007, the Company issued 5 convertible promissory notes for a total of $86,000 (“Convertible Notes 2”).  No warrants were issued in connection with Convertible Notes 2. Convertible Notes 2 mature on December 31, 2008, and are convertible into common stock at $0.01 per share.

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

As a result of these transactions, we are filing amendment number 1 (“Amendment 1”) to our Form 10-K (the “Original Report”) that was originally filed with the Securities and Exchange Commission (the “SEC”) on January 13, 2009 for the year ended September 30, 2008.

The primary purpose of this Amendment 1 is to disclose the restatement of our financial statements for the year ended September 30, 2008 and cumulative inception to date operations for September 30, 2008.  A complete discussion of the restatement is included in the section of this Amendment 1 titled “Management’s Discussion and Analysis or Plan of Operation” and in Note 20 to our financial statements for the period ended September 30, 2008.

We have also amended Item 1A., to add risk factors relating to our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

During the period ended September 30, 2008, certain investors converted $151,512 of convertible notes into 3,787,792 common shares at $0.04 per share; however, the conversion rate should have been $0.01.  At September 30, 2008, the Company owes an additional 11,363,388 shares to the investors.  The Company recorded a liability of $1,590,874 which is recorded in accrued expenses in the accompanying financial statements.  The change in the fair value of the shares will be recorded as a change in fair value of beneficial conversion liability.

The following adjustments were made to our financial statements for the periods ended September 30, 2008:

	As Previously Stated	Beneficial Conversion Options	Warrants and Options	As Restated September 30, 2008
Balance Sheet
Accrued expenses	$2,721,970	$1,590,874	$-	$4,312,844
Warrant and option liability	3,446,823	-	3,422,421	6,869,244
Beneficial conversion feature liability	26,000	8,855,272	-	8,881,272
Additional paid in capital	12,688,495	-	(1,847,488)	10,841,007
Deficit accumulated during developmental stage	(21,893,656)	(10,446,146)	(1,574,933)	(33,914,735)

Statement of Operations (for the year ended September 30, 2008)
Gain (loss) on change in fair value of warrant and option liability	$4,748,929	$-	$(832,889)	$3,916,040
Gain on change in fair value of beneficial conversion liability	1,404,811	20,339,955	-	21,744,766
General and administrative expenses	7,445,775	-	83,855	7,529,630

Statement of Operations (since inception)
Gain (loss) on change in fair value of warrant and option liability	$5,218,240	$-	$(973,727)	$4,244,513
Gain on change in fair value of beneficial conversion liability	1,400,767	24,258,030	-	25,658,797
General and administrative expenses	20,775,280	3,787,032	83,855	24,646,167
Financing costs	(2,299,117)	(30,536,702)	(897,793)	(33,733,612)

Statement of Cash Flows (for the year ended September 30, 2008)
Net loss	$(3,872,820)	$20,339,955	$(916,744)	$15,550,391
(Gain) loss on change in fair value of warrant and option liability	(4,748,929)	-	832,889	(3,916,040)
(Gain) on change in fair value beneficial conversion liability	(1,404,812)	(20,339,955)	-	(21,744,767)
Non cash compensation expense	-	-	83,855	83,855

Statement of Cash Flows (since inception)
Net loss	$(21,893,656)	$(10,065,704)	$(1,955,375)	$(33,914,735)
(Gain) loss on change in fair value of warrant and option liability	(5,218,240)	-	973,727	(4,244,513)
(Gain) loss on change in fair value of beneficial conversion liability	(1,400,768)	(24,258,031)	-	(25,658,799)
Non cash compensation expense	-	3,787,032	83,855	3,870,887
Non cash financing costs	-	30,536,702	897,793	31,434,495

Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements”.  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry.  Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “may,” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Annual Report titled “Risk Factors” as well as the following:

•	The current economic crisis in the United States, which may reduce the funds available to businesses and government to purchase our system;

●	whether we will be able to raise capital as and when we need it;

●	whether our water purification system will generate significant sales;

●	our overall ability to successfully compete in our market and our industry; and

●	unanticipated increases in development, production or marketing expenses related to our product and our business activities,

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

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of September 30, 2008 our accumulated deficit was $33,914,735 although we had net income of $15,550,391 for the year ended September 30, 2009.    We have not achieved profitability on a quarterly or on an annual basis.  We may not be able to generate revenues or reach a level of revenue to achieve profitability.

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

In connection with the restatement of our consolidated financial statements for the years ended September 30, 2007 and 2008, we identified weaknesses in internal control over financial reporting that were material weaknesses as defined by standards established by the Public Company Accounting Oversight Board.  The deficiencies related to our lack of a sufficient number of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the SEC and our lack of an audit committee to oversee our accounting and financial reporting processes, as well as other matters.  (See the discussion of our Controls and Procedures at Item 8A of this Amendment No. 1.)  We cannot assure you that our remediation of our internal control over financial reporting relating to the identified material weaknesses will establish the effectiveness of our internal control over financial reporting or that we will not be subject to material weaknesses in the future.

The restatement of our financial statements may result in litigation or government enforcement actions.  Any such action would likely harm our business, financial condition and results of operations.

We have restated our financial statements and other financial information for the year ended September 30, 2007,  for certain interim periods following September 30, 2007 and for September 2008.  The restatement of our financial statements may expose us to risks associated with litigation, regulatory proceedings and government enforcement actions.  In addition, securities class action litigation has often been brought against companies who have been unable to provide current public information or who have restated previously filed financial statements.

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

Our audited financial statements for the period ended September 30, 2008 were prepared on a going concern basis.  Our auditors have indicated that our inability to generate revenue raises substantial doubt as to our ability to continue as a going concern.  Through September 30, 2008, we incurred cumulative losses of $33,914,735 including net income for the year ended September 30, 2008 of $15,550,391.  We have negligible cash flow from operations and our ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance our overhead, research and development activities, and acquisition of production equipment.  We do not know if we will achieve a level of revenues adequate to support our cost and expenses.  In order to meet our basic financial obligations, including rent, salaries, debt service and operations, we plan to seek additional equity or debt financing.  Because of our history and current debt levels, there is considerable doubt that we will be able to obtain financing.  Our ability to meet our cash requirements for the next twelve months depends on our ability to obtain financing.  There is no assurance that we will be able to implement our business plan or continue our operations.

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

We believe that market acceptance of our system will depend on many factors including:

·           the perceived advantages of our system over competing water treatment solutions;

·           the safety and efficacy of our system;

·           the availability of alternative water treatment solutions;

·           the pricing and cost effectiveness of our system;

·           our ability to access businesses and water providers that may use our system;

·           the effectiveness of our sales and marketing efforts;

·           publicity concerning our system and technology or competitive solutions;

·           timeliness in assembling and installing our system on customer sites;

·           our ability to respond to changes in regulations; and

·           our ability to provide effective service and maintenance of our systems to our customers’ satisfaction.

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

Warrant Liability. The Company calculates the fair value of warrants and options using the Black-Scholes model. Assumptions used in the calculation include the risk free interest rate, volatility of the stock price, and dividend yield. Estimates used in the calculation include the expected term of the warrants or options.

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

Balance Sheet:

·           Total current liabilities were restated from $2,956,380 to $7,626,614; and

·           Stockholders’ deficit was restated from $(2,437,085) to $(7,107,319).

Statement of Operations:

·           Total operating expenses were restated from $1,455,045 to $1,603,890;

·           Other expenses were restated from $(546,049) to $(561,744);

·           Loss before income taxes was restated from $(2,001,094) to $(2,165,634); and

·           Net loss was restated from $(2,001,094) to $(2,168,226).

Statement of Stockholders’ Equity (Deficit):

·           Total stockholders’ deficit was restated from $(2,437,085) to $(7,107,319); and

·           Additional paid-in capital was restated from $14,712,527 to $10,762,982.

Please see Note 17 of our financial statements for a more complete discussion of the restatement.

Restatement of the Fiscal Year Ended September 30, 2008

As discussed above, the Company restated its September 30, 2007 financial statements in response to a comment letter from the Securities and Exchange Commission.  However, the restatement did not properly account for certain derivative transactions. This resulted in the Company restating its September 30, 2007 financial statements for a third time. Management also determined that the September 30, 2008 transactions were required to be restated to properly account for these derivative transactions. As a result of the restatement, the following adjustments were made to the Company’s financial statements for the fiscal year ended September 30, 2008.

Please see Note 20 of our financial statement for a more complete discussion of the restatement.

	As Previously Stated	Beneficial Conversion Options	Warrants and Options	As Restated September 30, 2008
Balance Sheet
Accrued expenses	$2,721,970	$1,590,874	$-	$4,312,844
Warrant and option liability	3,446,823	-	3,422,421	6,869,244
Beneficial conversion feature liability	26,000	8,855,272	-	8,881,272
Additional paid in capital	12,688,495	-	(1,847,488)	10,841,007
Deficit accumulated during developmental stage	(21,893,656)	(10,446,146)	(1,574,933)	(33,914,735)

Statement of Operations (for the year ended September 30, 2008)
Gain (loss) on change in fair value of warrant and option liability	$4,748,929	$-	$(832,889)	$3,916,040
Gain on change in fair value of beneficial conversion liability	1,404,811	20,339,955	-	21,744,766
General and administrative expenses	7,445,775	-	83,855	7,529,630

Statement of Operations (since inception)
Gain (loss) on change in fair value of warrant and option liability	$5,218,240	$-	$(973,727)	$4,244,513
Gain on change in fair value of beneficial conversion liability	1,400,767	24,258,030	-	25,658,797
General and administrative expenses	20,775,280	3,787,032	83,855	24,646,167
Financing costs	(2,299,117)	(30,536,702)	(897,793)	(33,733,612)

Statement of Cash Flows (for the year ended September 30, 2008)
Net loss	$(3,872,820)	$20,339,955	$(916,744)	$15,550,391
(Gain) loss on change in fair value of warrant and option liability	(4,748,929)	-	832,889	(3,916,040)
(Gain) loss on change in fair value of beneficial conversion liability	(1,404,812)	(20,339,955)	-	(21,744,767)
Non cash compensation expense	-	-	83,855	83,855

Statement of Cash Flows (since inception)
Net loss	$(21,893,656)	$(10,065,704)	$(1,955,375)	$(33,914,735)
(Gain) loss on change in fair value of warrant and option liability	(5,218,240)	-	973,727	(4,244,513)
(Gain loss on change in fair value of beneficial conversion liability	(1,400,768)	(24,258,031)	-	(25,658,799)
Non cash compensation expense	-	3,787,032	83,855	3,870,887
Non cash financing costs	-	30,536,702	897,793	31,434,495

Results of Operations

Year Ended September 30, 2008 Compared To Year Ended September 30, 2007

    Revenues for the fiscal year ended September 30, 2008 and 2007 were zero.  Although we received an order and deposit for two, water treatment systems during the 2008 fiscal year, revenue from this order has not been recognized because the units have not been completed and delivered. The Company incurred operating expenses of $8,615,833 during the fiscal year ended September 30, 2008, an increase of $2,974,365 or approximately 53%, as compared to $5,641,468 for the fiscal year ended September 30, 2007.  General and administrative expenses of $7,529,630 during the fiscal year ended September 30, 2008, an increase of $2,446,327 or approximately 48%, as compared to $5,083,303 for the fiscal year ended September 30, 2007, contributed to the significant increase in operating expenses. The increase in general and administrative expenses resulted primarily from options and warrants issued to employees and consultants, finance placement fees for debt issued and personnel costs. Research and development expenses of $1,060,933 during the fiscal year ended September 30, 2008, an increase of $534,467 or approximately 102%, as compared to $526,466 for the fiscal year ended September 30, 2007, also contributed to the increase in operating expenses.  The increase in research and development expenses resulted primarily from additional personnel costs associated with employees hired to continue design and refinement of the ELIXIR water treatment system, and the research and development of the two water treatment systems ordered during the 2008 fiscal year.

    Other income (expense) totaled $24,167,124 during the fiscal year ended September 30, 2008, an increase of $52,135,580 or approximately 186%, as compared to $(27,968,456) for the fiscal year ended September 30, 2007. The Company earned interest income of $7,830 during the fiscal year ended September 30, 2008, an increase of $2,944 or 60%, as compared to $4,886 during the fiscal year ended September 30, 2007.  The Company incurred interest expense and financing costs of $1,122,188 during the year ended September 30, 2008, a decrease of $31,254,550 or approximately 97%, as compared to $32,376,738 for the year ended September 30, 2007. The decrease in interest expense and financing costs relates to financing costs incurred during year end September 30, 2007 that were directly attributed to the Company’s issuance of convertible notes during 2007 and specifically to the recording of the beneficial conversion features of the notes and warrants attached to the notes during fiscal year 2007. There were no like expenses during fiscal year end September 30, 2008.  Gain on change in fair value of the warrant and option liability was $3,916,040 for the year ended September 30, 2008 compared to the gain on change in fair value of the warrant and option liability of $328,473 for the year ended September 30, 2007 representing an increase of $3,587,567 or a change of 1092%. The gain on change in fair value for the year ended September 30, 2008 represents the decrease in the fair value of the warrant and option liability. Gain on change in fair value of the beneficial conversion liability was $21,744,766 for the year ended September 30, 2008 as compared to a gain on change in fair value of $4,164,577 for the year ended September 30, 2007 representing an increase of $17,580,189 or a change of 422%. The gain on change in fair value for the year ended September 30, 2008 represents the decrease in the fair value of the beneficial conversion liability. During the fiscal year ended September 30, 2008, the Company recorded a loss on settlement of debt and loss on lease termination of $254,309 and $125,015, respectively. There were no comparable expenses recorded during the fiscal year ended September 30, 2007. During the year ended September 30, 2007, the Company recorded an expense in the amount of $89,654 related to the settlement of a legal action.  No comparable expense was recorded during the fiscal year ended September 30, 2008. As a result of these items, net income for the fiscal year ended September 30, 2008 was $15,550,391, an increase of $49,162,907 or approximately 146% over the loss of $33,612,516 incurred for the fiscal year ended September 30, 2007.

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

Operating Activities

During the fiscal year ended September 30, 2008, the Company used $1,168,775 of cash in operating activities.  Non-cash adjustments included $25,270 for depreciation, $1,164,321 for amortization of warrant and beneficial conversion feature, $254,309 for loss on settlement of debt, $125,015 for loss on lease termination, $114,850 in stock issued for services and rent, and $138,375 for accrual of liquidated damages.  The Company also recorded an increase of $137,545 in other current assets, and $28,495 in deposits. Cash provided by operating activities included $258,119 in accounts payable, $730,900 in accrued liabilities, and $1,260,000 in customer deposits. Cash used in operating activities included $3,916,040 for warrant and option liability and $21,744,767 for beneficial conversion liability. Stock based compensation to employees was $1,842,945 and stock based compensation to consultants was $3,685,722.

During the fiscal year ended September 30, 2007, the Company used $1,117,861 of cash in operating activities. Non-cash additions to net income included $31,699 for depreciation, $833,826 for amortization of warrant and beneficial conversion feature, $15,375 for accrual of liquidating damages, $31,434,495 for financing costs, $3,461,578 for compensation costs.  Non-cash subtractions from net income included $328,473 for the gain on change in fair value of warrant and option liability and $4,164,577 for the gain on change in fair value of beneficial conversion liability.  The Company also recorded an increase of $1,350 in current assets and an increase of $104,600 in deposits. Cash provided by operating activities included $2,021,946 in accrued expenses.  Cash used in operating activities included $115,209 in accounts payable, and $104,600 in other assets. Stock based compensation to consultants was $208,989.

Investing Activities

During the fiscal year ended September 30, 2008, the Company acquired property and equipment totaling $96,552, as compared to property acquisitions of $27,772 during the fiscal year ended September 30, 2007.

Financing Activities

    Financing activities provided $2,113,404 to the Company during the fiscal year ended September 30, 2008. The Company received $1,425,000 in notes payable and $750,000 from the issuance of stock. The Company made payments of $19,260 to an officer for a loan payable, $15,000 to a related party for loan payable, and $27,336 on an equity line of credit.

Financing activities provided $1,513,600 to the Company during the fiscal year ended September 30, 2007. The Company received $1,861,000 in notes payable.  The Company made payments of $47,400 to an officer for a loan payable and $300,000 on an equity line of credit

As of September 30, 2008, the Company had an accumulated deficit of $33,914,735. Management anticipates that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

Going Concern Opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2008, the Company has incurred cumulative losses of $33,914,735, including net income for the year ended September 30, 2008 of $15,550,391. As the Company has limited cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate financing to pay for its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to undertake additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements, which may significantly reduce the amount of cash the Company will have for its operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company we are not required to provide this information.

23

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SIONIX CORPORATION
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of September 30, 2008 and 2007 (Restated)	F-3

Statements of Operations for the years ended September 30, 2008 and September 30, 2007 and Cumulative from Inception (October 3, 1994) to September 30, 2008 (Restated)	F-4

Statements of Stockholders’ Equity (Deficit) from Inception (October 3, 1994) to September 30, 2008 (Restated)	F-5

Statements of Cash Flows for the years ended September 30, 2008 and September 30, 2007 and Cumulative From Inception (October 3, 1994) to September 30, 2008 (Restated)	F-8

Notes to Financial Statements	F-9

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has deficit accumulated from inception amounting $33,914,735 at September 30, 2008 including a net income of $15,550,391 incurred in the year ended September 30, 2008. These factors as discussed in Note 15 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 17, the financial statements for the year ended September 30, 2007 have been restated.

Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California.

December 23, 2008 except for Notes 2, 4,14,15 and 20 which are as of January 11, 2010.

SIONIX CORPORATION A DEVELOPMENT STAGE COMPANY BALANCE SHEETS

	September 30,	September 30,
	2008	2007
ASSETS	(As Restated)	(As Restated)
CURRENT ASSETS
Cash and cash equivalents	$1,220,588	$372,511
Other current assets	138,895	1,350
TOTAL CURRENT ASSETS	1,359,483	373,861

PROPERTY AND EQUIPMENT, net	87,101	40,834

DEPOSITS	33,095	104,600
TOTAL ASSETS	1,479,679	519,295

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$259,355	$157,399
Accrued expenses	4,312,844	2,263,673
Customer deposits	1,260,000	-
Liquidated damages liability	153,750	15,375
Notes payable – related parties	114,000	129,000
Notes payable – officers	-	19,260
Equity line of credit	-	27,336
Convertible notes, net of debt discounts of $1,047,223	2,041,443	776,472
10% subordinated convertible notes, net of debt discounts of $24,204	400,796	-
Warrant and option liability	6,869,244	3,130,731
Beneficial conversion liability	8,881,272	32,216,912
TOTAL CURRENT LIABILITIES	24,292,704	38,736,158

STOCKHOLDERS' DEFICIT
Common stock $0.001 par value; (150,000,000 shares authorized; 134,756,213 and 107,117,101
shares issued; 134,274,313 and 106,635,201 shares outstanding, respectively)	134,274	106,635
Additional paid-in capital	10,841,007	11,097,728
Shares to be issued	126,429	43,900
Deficit accumulated during development stage	(33,914,735)	(49,465,126)
TOTAL STOCKHOLDERS' DEFICIT	(22,813,025)	(38,216,863)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,479,679	$519,295

The accompanying notes form an integral part of these financial statements.

SIONIX CORPORATION
A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS

			Cumulative from
	For the Years		Inception
	Ended September 30,		(October 3, 1994) to
	2008	2007	September 30, 2008
	(As Restated)	(As Restated)	(As Restated)

Revenues	$-	$-	$-

Operating expenses
General and administrative	7,529,630	5,083,303	24,646,167
Research and development	1,060,933	526,466	3,036,873
Depreciation and amortization	25,270	31,699	557,375
Total operating expenses	8,615,833	5,641,468	28,240,415
Loss from operations	(8,615,833)	(5,641,468)	(28,240,415)

Other income (expense)
Interest income	7,830	4,886	66,371
Interest expense and financing costs	(1,122,188)	(32,376,738)	(33,733,612)
Gain on change in fair value of warrant and option liability	3,916,040	328,473	4,244,513
Gain on change in fair value of beneficial conversion liability	21,744,766	4,164,577	25,658,799
Impairment of intangibles	-	-	(1,267,278)
Inventory obsolescence	-	-	(365,078)
Legal settlement	-	(89,654)	344,949
Loss on settlement of debt	(254,309)	-	(484,577)
Loss on lease termination	(125,015)	-	(125,015)
Total other income (expense)	24,167,124	(27,968,456)	(5,660,928)
Income (loss) before income taxes	15,551,291	(33,609,924)	(33,901,343)
Income taxes	900	2,592	13,392
Net income (loss)	$15,550,391	(33,612,516)	$(33,914,735)

Basic income (loss) per share	$0.14	$(0.32)
Dilutive income (loss) per share	$0.14	$(0.32)

Basic weighted average number of
shares of common stock outstanding	112,419,861	106,207,706
Dilutive weighted average number of
shares of common stock outstanding	112,419,861	106,207,706

The accompanying notes form an integral part of these financial statements.

SIONIX CORPORATION
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 3, 1994 (INCEPTION) TO SEPTEMBER 30, 2008

								Deficit	Total
	Common Stock		Additional	Shares	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Receivable	Cancelled	Fees	Inception	(Deficit)

Stock issued for cash, October 3, 1994	10,000	$10	$90	$-	$-	$-	$-	$-	$100
Net loss	-	-	-	-	-	-	-	(1,521)	(1,521)
Balance at December 31, 1994	10,000	10	90	-	-	-	-	(1,521)	(1,421)
Shares issued for assignment rights	1,990,000	1,990	(1,990)	-	-	-	-	-	-
Shares issued for services	572,473	572	135,046	-	-	-	-	-	135,618
Shares issued for debt	1,038,640	1,038	1,164,915	-	-	-	-	-	1,165,953
Shares issued for cash	232,557	233	1,119,027	-	-	-	-	-	1,119,260
Shares issued for subscription receivable	414,200	414	1,652,658	-	(1,656,800)	-	-	-	(3,728)
Shares issued for productions costs	112,500	113	674,887	-	(675,000)	-	-	-	-
Net loss	-	-	-	-	-	-	-	(914,279)	(914,279)
Balance at December 31, 1995	4,370,370	4,370	4,744,633	-	(2,331,800)	-	-	(915,800)	1,501,403
Shares issued for reorganization	18,632,612	18,633	(58,033)	-	-	-	-	-	(39,400)
Shares issued for cash	572,407	573	571,834	-	-	-	-	-	572,407
Shares issued for services	24,307	24	24,283	-	-	-	-	-	24,307
Net loss	-	-	-	-	-	-	-	(922,717)	(922,717)
Balance at September 30, 1996	23,599,696	23,600	5,282,717	-	(2,331,800)	-	-	(1,838,517)	1,136,000
Shares issued for cash	722,733	723	365,857	-	-	-	-	-	366,580
Shares issued for services	274,299	274	54,586	-	-	-	-	-	54,860
Cancellation of shares	(542,138)	(542)	(674,458)	-	675,000	-	-	-	-
Net loss	-	-	-	-	-	-	-	(858,915)	(858,915)
Balance at September 30, 1997	24,054,590	24,055	5,028,702	-	(1,656,800)	-	-	(2,697,432)	698,525
Shares issued for cash	2,810,000	2,810	278,190	-	-	-	-	-	281,000
Shares issued for services	895,455	895	88,651	-	-	-	-	-	89,546
Shares issued for compensation	2,200,000	2,200	217,800	-	-	-	-	-	220,000
Cancellation of shares	(2,538,170)	(2,538)	(1,534,262)	-	1,656,800	-	-	-	120,000
Net loss	-	-	-	-	-	-	-	(1,898,376)	(1,898,376)
Balance at September 30, 1998	27,421,875	27,422	4,079,081	-	-	-	-	(4,595,808)	(489,305)
Shares issued for compensation	3,847,742	3,847	389,078	-	-	-	-	-	392,925
Shares issued for services	705,746	706	215,329	-	-	-	-	-	216,035
Shares issued for cash	9,383,000	9,383	928,917	-	-	-	-	-	938,300
Net loss	-	-	-	-	-	-	-	(1,158,755)	(1,158,755)
Balance at September 30, 1999	41,358,363	41,358	5,612,405	-	-	-	-	(5,754,563)	(100,800)
Shares issued for cash	10,303,500	10,304	1,020,046	-	-	-	-	-	1,030,350
Shares issued for compensation	1,517,615	1,518	1,218,598	-	-	-	-	-	1,220,116
Shares issued for services	986,844	986	253,301	-	-	-	-	-	254,287
Net loss	-	-	-	-	-	-	-	(2,414,188)	(2,414,188)
Balance at September 30, 2000	54,166,322	54,166	8,104,350	-	-	-	-	(8,168,751)	(10,235)
Shares issued for services	2,517,376	2,517	530,368	-	-	-	(141,318)	-	391,567
Shares issued for cash	6,005,000	6,005	594,495	-	-	-	-	-	600,500
Shares to be issued for cash (100,000 shares)	-	-	-	10,000	-	-	-	-	10,000
Shares to be issued for debt (639,509 shares)	-	-	-	103,295	-	-	-	-	103,295
Net loss	-	-	-	-	-	-	-	(1,353,429)	(1,353,429)
Balance at September 30, 2001	62,688,698	62,688	9,229,213	113,295	-	-	(141,318)	(9,522,180)	(258,302)
Shares issued for services	1,111,710	1,112	361,603	-	-	-	54,400	-	417,115
Shares issued as a contribution	100,000	100	11,200	-	-	-	-	-	11,300
Shares issued for compensation	18,838	19	2,897	-	-	-	-	-	2,916
Shares issued for cash	16,815,357	16,815	1,560,782	(10,000)	-	-	-	-	1,567,597
Shares issued for debt	1,339,509	1,340	208,639	(103,295)	-	-	-	-	106,684
Shares to be issued related to equity
financing (967,742 shares)	-	-	(300,000)	300,000	-	-	-	-	-
Cancellation of shares	(7,533,701)	(7,534)	-	-	-	-	-	-	(7,534)
Net loss	-	-	-	-	-	-	-	(1,243,309)	(1,243,309)
Balance at September 30, 2002	74,540,411	74,540	11,074,334	300,000	-	-	(86,918)	(10,765,489)	596,467
Shares issued for services	2,467,742	2,468	651,757	(300,000)	-	-	-	-	354,225
Shares issued for capital equity line	8,154,317	8,154	891,846	-	-	-	-	-	900,000
Amortization of consulting fees	-	-	-	-	-	-	86,918	-	86,918
Cancellation of shares	(50,000)	(50)	50	-	-	-	-	-	-
Shares to be cancelled (7,349,204 shares)	-	-	7,349	-	-	(7,349)	-	-	-
Net loss	-	-	-	-	-	-	-	(1,721,991)	(1,721,991)
Balance at September 30, 2003	85,112,470	85,112	12,625,336	-	-	(7,349)	-	(12,487,480)	215,619
Shares issued for capital equity line	19,179,016	19,179	447,706	-	-	-	-	-	466,885
Shares issued for services	5,100,004	5,100	196,997	-	-	-	(13,075)	-	189,022
Share to be issued for cash (963,336 shares)	-	-	-	28,900	-	-	-	-	28,900
Shares to be issued for debt (500,000 shares)	-	-	-	15,000	-	-	-	-	15,000
Cancellation of shares	(7,349,204)	(7,349)	-	-	-	7,349	-	-	-
Issuance of warrants related to 2004 stock purchase	-	-	24,366	-	-	-	-	-	24,366
Net loss	-	-	-	-	-	-	-	(1,593,135)	(1,593,135)
Balance at September 30, 2004	102,042,286	102,042	13,294,405	43,900	-	-	(13,075)	(14,080,615)	(653,343)
Amortization of consulting fees	-	-	-	-	-	-	13,075	-	13,075
Net loss	-	-	-	-	-	-	-	(722,676)	(722,676)
Balance at September 30, 2005	102,042,286	102,042	13,294,405	43,900	-	-	-	(14,803,291)	(1,362,944)
Net loss	-	-	-	-	-	-	-	(1,049,319)	(1,049,319)
Balance at September 30, 2006	102,042,286	102,042	13,294,405	43,900	-	-	-	(15,852,610)	(2,412,263)
Stock issued for consulting	4,592,915	4,593	80,336	-	-	-	-	-	84,929
Reclassification to warrant and option liability	-	-	(2,277,013)	-	-	-	-	-	(2,277,013)
Net loss	-	-	-	-	-	-	-	(33,612,516)	(33,612,516)
Balance at September 30, 2007, restated	106,635,201	106,635	11,097,728	43,900	-	-	-	(49,465,126)	(38,216,863)
Conversion of note payable into common stock	17,149,359	17,149	886,633	-	-	-	-	-	903,782
Common stock issued for services	1,539,750	1,540	254,330	-	-	-	-	-	255,870
Common stock issued for cash	8,950,003	8,950	784,550	(43,500)	-	-	-	-	750,000
Common stock to be issued for cash	-	-	-	126,029	-	-	-	-	126,029
Issuance of warrants with stock	-	-	(2,182,234)		-	-	-	-	(2,182,234)
Net income	-	-	-	-	-	-	-	15,550,391	15,550,391
Balance at September 30, 2008, restated	134,274,313	$134,274	$10,841,007	$126,429	$-	$-	$-	$(33,914,735)	$(22,813,025)

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			Cumulative
			from
	For the year		Inception
	Ended September 30,		(October 3, 1994) to
	2008	2007	September 30, 2008
	(As Restated)	(As Restated)	(As Restated)

OPERATING ACTIVITIES:
Net income (loss)	15,550,391	$(33,612,516)	$(33,914,735)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	25,270	31,699	644,292
Amortization of beneficial conversion features discount and
warrant discount	1,164,321	833,826	2,047,339
Stock based compensation expense - employee	1,842,945	-	3,678,902
Stock based compensation expense - consultant	3,685,722	208,989	6,274,513
Gain on change in fair value of warrant and option liability	(3,916,040)	(328,473)	(4,244,513)
Gain on change in fair value of beneficial conversion liability	(21,744,767)	(4,164,577)	(25,658,799)
Non-cash financing costs	-	31,434,495	31,434,495
Non-cash compensation costs	83,855	3,461,578	3,870,887
Impairment of assets	-	-	514,755
Write-down of obsolete assets	-	-	38,862
Impairment of intangible assets	-	-	1,117,601
Loss on settlement of debt	254,309	-	384,577
Loss on termination of lease	125,015	-	125,015
Write-off of beneficial conversion feature	(576,000)	-	(576,000)
Stock issued for services and rent	114,850	-	114,850
Accrual of liquidated damages	138,375	15,375	153,750
Other	-	(799,044)	(799,044)
Increase in assets:
Other current assets	(137,545)	(1,350)	(138,895)
Deposits	(28,495)	(104,600)	(133,095)
Increase (decrease) in liabilities:
Accounts payable	258,119	(115,209)	415,519
Accrued expenses	730,900	2,021,946	2,960,040
Customer deposits	1,260,000	-	1,260,000
Net cash used in operating activities	(1,168,775)	(1,117,861)	(10,429,684)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(96,552)	(27,772)	(468,007)
Acquisition of patents	-	-	(154,061)
Net cash used in investing activities	(96,552)	(27,772)	(622,068)

FINANCING ACTIVITIES:
Payment on notes payable to officer	(19,260)	(47,400)	(218,502)
Proceeds from notes payable, related party	-	-	457,433
Payments on notes payable to related party	(15,000)	-	(15,000)
Receipt from (payments to) equity line of credit	(27,336)	(300,000)	428,664
Proceeds from notes payable	1,425,000	1,861,000	3,286,000
Issuance of common stock	750,000	-	8,333,344
Receipt of cash for stock to be issued	-	-	400
Net cash provided by financing activities	2,113,404	1,513,600	12,272,339

NET INCREASE IN CASH AND CASH EQUIVALENTS	848,077	367,967	1,220,587

CASH AND CASH EQUIVALENTS, BEGINNING	372,511	4,544	-
CASH AND CASH EQUIVALENTS, ENDING	$1,220,588	$372,511	$1,220,587

SUPPLEMENTAL INFORMATION:
Cash and cash equivalents paid for interest	$-	$-	$-
Cash and cash equivalents paid for taxes	$-	$-	$-

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

NOTE 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include collectability of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Year Ended September 30,
	2008			2007
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic Earnings Per Share
Net Loss Available to Stockholders	$15,550,391	112,419,861	$0.14	$(33,612,516)	106,207,706	$(0.32)
Effect of Dilutive Securities	-	-	-	-	-	-

Diluted Earnings Per Share	$15,550,391	112,419,861	$0.14	$(33,612,516)	106,207,706	$(0.32)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

NOTE 3      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30:

	2008	2007

Machinery and equipment	$243,712	$213,166
Furniture and fixtures	41,176	24,594
Leasehold improvement	24,408
Total	309,296	237,760
Less accumulated depreciation	(222,195)	(196,926)

Property and equipment, net	$87,101	$40,834

Depreciation expenses for fiscal years ended September 30, 2008 and 2007 were $25,270 and $31,699, respectively.

Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

Years

Machinery and equipment	5
Furniture and fixtures	3-5
Leasehold improvements	3

NOTE 4      ACCRUED EXPENSES (RESTATED)

Accrued expenses consisted of the following at September 30:

	2008	2007

Accrued salaries	$1,493,444	$1,381,981
Advisory board compensation	576,000	576,000
Auto allowance accruals	94,408	71,768
Interest payable	272,016	165,770
Other accruals	1,876,976	68,154

TOTAL ACCRUED EXPENSES	$4,312,844	$2,263,673

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

The fair value of the embedded beneficial conversion features was $750,000 at the date of issuance using the Black-Scholes model with the following assumptions: risk free rate of return ranging from 2.02% to 5.09%; volatility ranging from 268% to 275%; dividend yield of 0%; and expected term of 1.5 years.

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

The fair value of the embedded beneficial conversion features was $86,000 at the date of issuance using the Black-Scholes model with the following assumptions: risk free rate of return of 4.96%; volatility of 259.58%; dividend yield of 0%; and expected term of 1.5 years.

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
The fair value of the warrants was $741,371 at the date of issuance calculated using the Black-Scholes model with the following assumptions: risk free rate of return ranging from 4.96% to 5.02%; volatility ranging from 219.89% to 226.04%; dividend yield of 0%; and expected term of 5 years. As a result, the relative fair value of the warrants was $430,189.

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

The fair value of the embedded beneficial conversion features was $594,811 at the date of issuance using the Black-Scholes model with the following assumptions: risk free rate of return ranging from 4.96% to 5.02%; volatility ranging from 219.89% to 226.04%; dividend yield of 0%; and expected term of 1 year.

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

The grant date fair value of the warrants was determined to be $125,462 which was calculated using the Black-Sholes option pricing model, using the following assumptions: risk free rate of return ranging from 2.64% to 3.26%, volatility ranging from 97.08% to 98.27%, dividend yield of 0% and expected life of 6 years. As a result, the relative fair value of the warrants was $96,814.

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

In accordance with EITF 00-19, the options were reclassified as of July 17, 2007 from additional paid-in capital to warrant liability on the balance sheet, at the fair value of $2,271,879 using the Black-Scholes model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and expected term of 3.67 years.

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

The fair value of the options was $1,926,914 as of September 30, 2007, calculated using the Black-Scholes model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and expected term of 3.5 years.

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

The fair value of the options was $484,440 as of September 30, 2008, calculated using the Black-Scholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and expected term of 2.5 years.

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

The fair value of the warrants was $24,366 at the date of issuance, which the Company calculated using the Black-Scholes model with the following assumptions: risk free rate of return ranging from 1.21% to 2.14%; volatility ranging from 141.91% to 170.27%; dividend yield of 0%; and expected term of 5 years.

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

In accordance with EITF 00-19, the warrants were reclassified as of July 17, 2007 from additional paid-in capital to warrant liability on the balance sheet at the fair value of $70,029, which the Company calculated using the Black-Scholes model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and expected term of .08 years.

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

The fair value of the warrants was $554,249 ($430,189 attributable to the holders of the Convertible Notes 3 and $124,060 attributable to the placement fee) at the date of issuance calculated using the Black-Scholes model with the following assumptions: risk free rate of return ranging from 4.96% to 5.02%; volatility ranging from 219.89% to 226.04%; dividend yield of 0%; and expected term of 5 years.

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

The fair value of the warrants was determined to be $499,932 ($379,672 attributable to the holders of the Convertible Notes 3 and $120,260 attributable to the placement fee) as of September 30, 2007, which was calculated using the Black-Scholes model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and expected term of 4.67 to 4.75 years.

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

The fair value of the warrants was determined to be $153,789 ($125,440 attributable to the holders of the Convertible Notes 3 and $28,349 attributable to the placement fee) as of September 30, 2008, which was calculated using the Black-Scholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and expected term of 3.67 to 3.75 years.

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

The fair value of the warrants was determined to be $620,453 as of September 30, 2008, using the Black-Scholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and expected term of 4.17 years.

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

The fair value of the option was $171,520 at the date of issuance and was calculated using the Black-Scholes option valuation model with the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yields of 0% and expected term of 5 years.

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

The fair value of the option was determined to be $71,812 as of September 30, 2008, using the Black-Scholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and expected term of 4.17 years.

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

The fair value of the option was $171,520 at the date of issuance and was calculated using the Black-Scholes option valuation model with the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yields of 0% and expected term of 5 years.

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

The fair value of the option was determined to be $71,812 as of September 30, 2008, using the Black-Scholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and expected term of 4.17 years.

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

The fair value of the option was $1,448,321 at the date of issuance, which was calculated using the Black-Scholes model with the following assumptions: risk free rate of return of 3.26%; volatility of 98.01%; dividend yield of 0%; and expected term of 5 years.

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

The fair value of the option was $613,223 as of September 30, 2008, which was calculated using the Black-Scholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and expected term of 4.17 years.

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

The fair value of the warrant was $1,448,321 at the date of issuance and was calculated using the Black-Scholes option valuation model with the following assumptions: risk free interest rate of 3.26%, expected volatility of 98.01%, dividend yields of 0% and expected term of 5 years.

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

The fair value of the warrant was determined to be $613,223 as of September 30, 2008, using the Black-Scholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and expected term of 4.17 years.

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

The fair value of the warrants was determined to be $96,814 at the date of issuance, which was calculated using the Black-Sholes option pricing model, using the following assumptions: risk free rate of return of ranging from 2.64% to 3.26%, volatility ranging from 97.08% to 98.27%, dividend yield of 0% and expected life of 6 years.

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

The fair value of the warrants was determined to be $52,609 as of September 30, 2008, using the Black-Scholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and expected term of 5.33 years.

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

The fair value of the warrants was determined to be $483,476 at the date of issuance, which was calculated using the Black-Scholes option pricing model, using the following assumptions: risk free rate of return ranging from 1.32% to 2.17%, volatility ranging from 72.4% to 77.86%, dividend yield of 0%, and expected term of 3 years.

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

The fair value of the warrants was determined to be $468,079 as of September 30, 2008, which was calculated using the Black-Sholes option pricing model, using the following assumptions: risk free rate of return of 1.78%, volatility of 84.94%, dividend yield of 0% and expected term ranging of 2.42 to 2.58 years.

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

The fair value of the warrant was $60,645 at the date of issuance and was calculated using the Black-Scholes option valuation model with the following assumptions: risk free interest rate of 2.36%, volatility of 74.90%, dividend yields of 0% and expected term of 6 years.

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

The fair value of the warrant was determined to be $38,802 as of September 30, 2008, using the Black-Scholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and expected term of 5.75 years.

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

The fair value of the warrant was $51,582 at the date of issuance and was calculated using the Black-Scholes option valuation model with the following assumptions: risk free interest rate of 2.30%, expected volatility of 71.69%, dividend yields of 0% and expected term of 5 years.

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

The fair value of the warrant was determined to be $38,759 as of September 30, 2008, using the Black-Scholes model with the following assumptions: risk free rate of 1.78%; volatility of 84.94%; dividend yield of 0%; and expected term of 4.75 years.

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

The fair value of the warrant was $51,582 at the date of issuance and was calculated using the Black-Scholes option valuation model with the following assumptions: risk free interest rate of 2.30%, expected volatility of 71.69%, dividend yields of 0% and expected term of 5 years.

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

The fair value of the warrant was determined to be $38,759 as of September 30, 2008, using the Black-Scholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and expected term of 4.75 years.

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

The fair value of the warrant was $82,779 at the date of issuance and was calculated using the Black-Scholes option valuation model with the following assumptions: risk free interest rate of 2.27%, expected volatility of 70.18%, dividend yields of 0% and expected term of 6 years.

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

The fair value of the warrant was determined to be $62,512 as of September 30, 2008, using the Black-Scholes model with the following assumptions: risk free rate of 1.78%; volatility of 84.94%; dividend yield of 0%; and expected term of 5.75 years.

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

The fair value of the warrant was $144,641 at the date of issuance and was calculated using the Black-Scholes option valuation model with the following assumptions: risk free interest rate of 2.01%, expected volatility of 78.92%, dividend yields of 0% and expected term of 5 years.

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

The fair value of the warrant was determined to be $118,551 as of September 30, 2008, using the Black-Scholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0%; and expected term of 4.83 years.

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

The fair value of the embedded beneficial conversion features was calculated using the Black-Scholes model with the following assumptions: risk free rate of return ranging from 4.94% to 5.09%; volatility ranging from 268.59% to 277.2%; dividend yield of 0%; and expected term of 5 years. The sum of the monthly embedded beneficial conversion features from October 1, 2006 to February 22, 2007, was $91,956.

The Company then applied EITF 00-19, paragraph 9, which states that all contracts classified as liabilities are to be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the monthly embedded beneficial conversion features was $576,000 as of September 30, 2007, which the Company calculated using the Black-Scholes model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and expected term ranging from 2.08 to 4.42 years.

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

The fair value of the embedded beneficial conversion features was $1,430,811 at the date of issuance using the Black-Scholes model with the following assumptions: risk free rate of return ranging from 2.02% to 5.09%; volatility ranging from 108.5% to 274.86%; dividend yield of 0%; and expected term of 1 to 1.5 years.

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

The fair value of the embedded beneficial conversion features was $1,430,811 as of September 30, 2007, which was calculated using the Black-Scholes model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0% and expected term of .58 to 1.25 years.

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

The fair value of the embedded beneficial conversion features was $26,000 as of September 30, 2008, which was calculated using the Black-Scholes model with the following assumptions: risk free rate of return of 1.78%; volatility of 84.94%; dividend yield of 0% and expected term of .25.

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

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate are as follows for years ended September 30:

	2008		2007
	Amount	Rate	Amount	Rate

Income tax expense (benefit) at statutory federal rate	$(3,093,000)	(34)%	$(819,000)	(34)%
State income tax expense (benefit), net of federal income tax	(514,000)	(4)%	(136,000)	(6)%
Valuation allowance	3,607,000	40%	955,000	40%
	$-	0%	$-	0%

Details of the Company’s deferred tax assets (liabilities) are as follows as of September 30, 2008 and 2007:

	2008	2007

Warrant amortization expense	$155,000	$45,000
Beneficial conversion feature expense	311,000	134,000
Increase in fair market value of warrants	(1,480,000)	(85,000)
Decrease in fair market value of beneficial conversion feature	(562,000)	2,000
Increase in fair market value of stock options	(419,000)	(138,000)
Net operating loss carryforward	10,342,000	4,698,000
Valuation allowance	(8,347,000)	(4,740,000)
	$-	$-

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

STOCK OPTIONS

A summary of the Company’s option activity is listed below:

Weighted
	Average		Aggregate
	Exercise	Number	Intrinsic
	Price	of Options	Value

Outstanding at October 1, 2006	$0.15	7,034,140	$-
Granted	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2007	0.15	7,034,140	-
Granted	0.25	10,539,312	-
Expired	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2008	$0.19	17,573,452	$-

Options outstanding as of September 30, 2008:

Exercise	Options	Options	Weighted Average Remaining Contractual	Weighted Average Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable

$0.15 - $0.25	17,573,452	11,595,934	3.19	$0.19	$0.19

	Outstanding		Exercisable		Weighted Average Remaining
Option Holder	Amount	Exercise Price	Amount	Exercise Price	Contractual Life

2001 Executive Officers Stock Option Plan	7,034,140	$0.15	7,034,140	$0.15	2.50
Director	1,000,000	0.25	1,000,000	0.25	4.17
Former Chief Financial Officer	1,000,000	0.25	1,000,000	0.25	4.17
Former Chief Executive Officer	8,539,312	0.25	2,561,794	0.25	4.17

STOCK WARRANTS

A summary of the Company’s warrant activity is listed below:

	Weighted Average Exercise Price	Number of Options	Aggregate Intrinsic Value

Outstanding at October 1, 2006	$0.03	1,463,336	$-
Granted	0.50	2,795,454	-
Expired	(0.03)	(1,463,336)	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2007	0.50	2,795,454	-
Granted	0.20	40,053,645	600,000
Expired	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2008	$0.70	42,849,099	$600,000

Warrants outstanding as of September 30, 2008:

			Weighted Average Remaining	Weighted Average Exercise Price
Exercise Price	Warrants Outstanding	Options Exercisable	Contractual Life	Outstanding	Exercisable

$0.10 - $0.40	42,849,099	39,515,766	3.62	$0.20	$0.20

					Weighted
					Average
	Outstanding		Exercisable		Remaining
Warrant		Exercise		Exercise	Contractual
Holder	Amount	Price	Amount	Price	Life

Convertible Notes 3	2,795,454	$0.30	2,795,454	$0.30	3.70
Advisory Board Members	8,640,000	0.25	8,640,000	0.25	4.17
Consultant	8,539,312	0.25	8,539,312	0.25	4.17
10% Subordinated Notes Payable	850,000	0.40	850,000	0.40	5.33
Stockholders	15,000,000	0.10	15,000,000	0.10	2.52
Richardson & Patel, LLC	550,000	0.15	400,000	0.15	5.67
Director	500,000	0.25	500,000	0.25	4.75
Director	500,000	0.25	500,000	0.25	4.75
Richardson & Patel, LLC	641,000	0.15	641,000	0.15	5.75
Advisory Board Member	1,500,000	0.25	1,500,000	0.25	4.92
Debt Financing	3,333,333	0.30	-	0.30	4.83

NOTE 15 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2008, the Company has incurred cumulative losses of $33,914,735 including an income for the year ended September 30, 2008 of $15,550,391. As the Company has no cash flow from operations,  its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its cost and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

In accordance with EITF 00-19, the options were reclassified as of July 17, 2007 from additional paid-in capital to warrant liabilities on the balance sheet, at the fair value of $2,271,879 using the Black-Scholes model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and expected term of 3.67 years.

The Company followed the guidance of EITF 00-19, paragraph 9, which states that all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

The fair value of the options was $1,926,914 as of September 30, 2007, calculated using the Black-Scholes model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and expected term of 3.5 years.

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

The fair value of the monthly embedded beneficial conversion features was calculated using the Black-Scholes model with the following assumptions: risk free rate of return of 2.28% to 5.21%; volatility of 144.19% to 270.5%; dividend yield of 0% and expected term of 5 years. The sum of the monthly accrued expenses and embedded beneficial conversion features from October 1, 2004 to September 30, 2006, was $480,000 and $210,149, respectively, and considered earned prior to October 1, 2006. Therefore, as of September 30, 2006, $480,000 was recorded to accrued expenses and deficit accumulated during development stage, $210,149 was recorded to beneficial conversion features liability and netted against accrued expenses as a discount, and $49,192 was recorded to accrued expenses and deficit accumulated during development stage for the amortization of the beneficial conversion features discount.

The fair value of the monthly embedded beneficial conversion features was $480,000 as of September 30, 2006, which the Company calculated using the Black-Scholes model with the following assumptions: risk free rate of return of 4.91%; volatility of 270.5%; dividend yield of 0%; and expected term of 3.08 to 5 years. The increase in the fair value of the embedded beneficial conversion feature was recorded by increasing beneficial conversion feature liability and deficit accumulated during development stage on the balance sheet by $269,851.

During the year ended September 30, 2007, the Company incurred and recorded to accrued expenses $96,000 for advisory board compensation until February 22, 2007, the date the Company’s Board of Directors terminated the compensation. The fair value of the monthly embedded beneficial conversion features was calculated using the Black-Scholes model with the following assumptions: risk free rate of return of 4.94% to 5.09%; volatility of 268.59% to 277.2%; dividend yield of 0% and expected term of 5 years. The sum of the embedded beneficial conversion features from October 1, 2006 to February 22, 2007 was $91,956 and was recorded to beneficial conversion features liability and netted against accrued expenses. As of September 30, 2007, total amortization for the beneficial conversion features discount was $106,546 ($49,192 from October 1, 2004 to September 30, 2006, and $57,354 for the year ended September 30, 2007), and was recorded to accrued expenses.

The fair value of the monthly embedded beneficial conversion features was $576,000 as of September 30, 2007, which the Company calculated using the Black-Scholes model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and expected term of 2.08 to 4.42 years.

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

The fair value of the warrants was $24,367 at the date of issuance, which the Company calculated using the Black-Scholes model with the following assumptions: risk free rate of return of 1.21% to 2.14%; volatility of 141.91% to 170.27%; dividend yield of 0% and expected term of 3 years. The warrants were considered an expense prior to October 1, 2006, therefore, $24,367 was recorded to additional paid-in capital and deficit accumulated during development stage.

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

In accordance with EITF 00-19, the warrants were reclassified as of July 17, 2007 from additional paid-in capital to warrant liabilities on the balance sheet at the fair value of $70,029, which the Company calculated using the Black-Scholes model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and expected term of .08 years.

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

The fair value of the embedded beneficial conversion features was $1,021,569 computed using the Black-Scholes model with the following assumptions: risk free rate of return of 6%; volatility of 122.67% to 195.97%; dividend yield of 0% and expected term of 1 to 1.5 years.  The embedded beneficial conversion features discount was $706,186 as of September 30, 2007, net of amortization of $315,383, prior to the restatement.

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

The fair value of the embedded beneficial conversion features was recalculated and determined to be $1,430,812 at the date of issuance using the Black-Scholes model with the following assumptions: risk free rate of return of 2.02% to 5.09%; volatility of 108.5% to 274.86%; dividend yield of 0% and expected term of 1 to 1.5 years. Based on the recalculation, the embedded beneficial conversion features discount was $779,300 at September 30, 2007, net of amortization of $651,511, subsequent to the restatement.

The increase in the fair value of $409,242 ($1,430,811-$1,021,569) of the embedded beneficial conversion features was recorded to the beneficial conversion features and netted against convertible notes on the balance sheet. The increase in the amortization of the beneficial conversion features discount of $336,129 ($651,511-$315,382) was recorded to convertible notes.

The fair value of the embedded beneficial conversion features was $1,430,812 as of September 30, 2007, which was calculated using the Black-Scholes model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0% and expected term of .58 to 1.25 years.

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

The fair value of the warrants was calculated as $340,583 ($304,259 attributable to the holders of the Convertible Debentures and $36,324 attributable to the placement fee) at the date of issuance prior to the restatement using the Black-Scholes model with the following assumptions: risk free rate of return of 6%; volatility of 122.67% to 195.97%; dividend yield of 0% and expected term of 5 years.

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

The fair value of the warrants was recalculated and was determined to be $554,249 ($430,189 attributable to the holders of the Convertible Debentures and $124,060 attributable to the placement fee) at the date of issuance calculated using the Black-Scholes model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility of 219.89% to 226.04%; dividend yield of 0% and expected term of 5 years.

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

The fair value of the warrants was determined to be $499,932 ($379,672 attributable to the holders of the Convertible Debentures and $120,260 attributable to the placement fee) as of September 30, 2007, which was calculated using the Black-Scholes model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and expected term of 4.67 to 4.75 years.

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

NOTE 20 RESTATEMENT

As discussed in Note 17 – RESTATEMENT, the Company restated its September 30, 2007 financial statements in response to a comment letter from the Securities and Exchange Commission.  However, the restatement did not properly account for certain derivative transactions, and as discussed below, resulted in the Company restating its September 30, 2007 financial statements for a third time. Management also determined that the September 30, 2008 transactions were required to be restated to properly account for these derivative transactions.

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

On June 6, 2007, the Company issued 5 convertible promissory notes for a total of $86,000 (“Convertible Notes 2”).  No warrants were issued in connection with Convertible Notes 2. Convertible Notes 2 matures on December 31, 2008, and are convertible into common stock at $0.01 per share.

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

The Company analyzed the effect of the recalculation on the balance sheet and the statements of operations and cash flows as of September 30, 2008. The analysis and results were as follows:

Warrants and Options Liability

As of September 30, 2008, the Company had 42,849,099 warrants outstanding and 11,595,934 options outstanding that were vested at that date.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available, the embedded conversion feature met the definition of a derivative based on Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) as of June 6, 2007.

At September 30, 2008, the Company determined the fair value of all warrants and options to be $5,340,837 and $1,528,408, respectively, using the Black-Scholes model with the following assumptions:

•	risk free rate of return between 2.28% and 2.98%;
•	volatility between 212% and 261%;
•	dividend yield of 0%; and
•	expected term between 2.45 years and 5.73 years.

Statement of Operations

For the year ended September 30, 2008, the Company recorded $832,889 as a loss on change in fair value of warrant and option liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the decrease in fair value of the warrant and option liability of $832,889.

Beneficial Conversion Liability

As of September 30, 2007, the Company had $1,044,333 in convertible notes that could be converted into 68,686,176 shares.  During the period ended September 30, 2008, certain investors converted $151,512 of convertibles note into 3,787,792 common shares at $0.04 per share; however, the conversion rate should have been $0.01.  At September 30, 2008, the Company owes an additional 11,363,388 shares to the investors.  The Company recorded a liability of $1,590,874 which is recorded in accrued expenses in the accompanying financial statements.  The change in the fair value of the shares was recorded as a change in fair value of beneficial conversion liability.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available, the embedded conversion feature met the definition of a derivative based on SFAS 133 as of June 6, 2007.

At September 30, 2008, the Company determined the fair value of the embedded conversion options to be $8,881,272 using the Black-Scholes model with the following assumptions:

•	risk free rate of return of 1.78%;
•	volatility between 142% and 148%;
•	dividend yield of 0%; and
•	expected term of 0.83 years to 1.25 years.

Statement of Operations

For the year ended September 30, 2008, the Company recorded an additional $20,339,995 as a gain on change in fair value of beneficial conversion liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the $20,339,995 change in fair value of the beneficial conversion liability.

The following table shows the effect of each of the changes discussed above on the Company’s balance sheet, statement of operation, and statement of cash flows for the year ended September 30, 2008.

	As Previously Stated	Beneficial Conversion Options	Warrants and Options	As Restated September 30, 2008
Balance Sheet
Accrued expenses	$2,721,970	$1,590,874	$-	$4,312,844
Warrant and option liability	3,446,823	-	3,422,421	6,869,244
Beneficial conversion feature liability	26,000	8,855,272	-	8,881,272
Additional paid in capital	12,688,495	-	(1,847,488)	10,841,007
Deficit accumulated during developmental stage	(21,893,656)	(10,446,146)	(1,574,933)	(33,914,735)

Statement of Operations (for the year ended September 30, 2008)
Gain (loss) on change in fair value of warrant and option liability	$4,748,929	$-	$(832,889)	$3,916,040
Gain (loss) on change in fair value of beneficial conversion liability	1,404,811	20,339,955	-	21,744,766
General and administrative expenses	7,445,775	-	83,855	7,529,630

Statement of Operations (since inception)
Gain (loss) on change in fair value of warrant and option liability	$5,218,240	$-	$(973,727)	$4,244,513
Gain (loss) on change in fair value of beneficial conversion liability	1,400,767	24,258,030	-	25,658,797
General and administrative expenses	20,775,280	3,787,032	83,855	24,646,167
Financing costs	(2,299,117)	(30,536,702)	(897,793)	(33,733,612)

Statement of Cash Flows (for the year ended September 30, 2008)
Net loss	$(3,872,820)	$20,339,955	$(916,744)	$15,550,391
Increase (decrease) in fair value of warrant and option liability	(4,748,929)	-	832,889	(3,916,040)
Increase (decrease) in fair value of beneficial conversion liability	(1,404,812)	(20,339,955)	-	(21,744,767)
Non cash compensation expense	-	-	83,855	83,855

Statement of Cash Flows (since Inception)
Net loss	$(21,893,656)	$(10,065,704)	$(1,955,375)	$(33,914,735)
Increase (decrease) in fair value of warrant and option liability	(5,218,240)	-	973,727	(4,244,513)
Increase (decrease) in fair value of beneficial conversion liability	(1,400,768)	(24,258,031)	-	(25,658,799)
Non cash compensation expense	-	3,787,032	83,855	3,870,887
Non cash financing costs	-	30,536,702	897,793	31,434,495

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2008, the Company has not made any change to internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

·
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

·	been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

·
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

·
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

On October 8, 2008 we issued a Notice of Grant of Stock Option and a Stock Option Agreement to Mr. David Ross, a former director.  The stock option was authorized by the board of directors on December 13, 2007.  The option permits Mr. Ross to purchase 2,880,000 shares of our common stock at an exercise price of $0.25 per shares.  The option was fully vested on the date of grant and has a term of 5 years.  Pursuant to the stock option agreement, Mr. Ross agreed not to sell any shares of common stock acquired upon exercise of his option prior to December 13, 2008.  On December 13, 2007, the fair value of the option was $519,235 at the date of grant and was calculated using the Black-Scholes option valuation model with the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yields of 0% and expected term of 5 years.

On October 14, 2008, we entered into an agreement with RJ Metal Co., a company controlled by one of our directors, Rodney Anderson, to purchase equipment valued at $125,000 in consideration of an aggregate of 833,334 shares of our common stock.  Mr. Anderson received 300,000 of the shares issued.  The market value of our common stock on October 14, 2008 was $0.13 per share.

On November 11, 2008, we entered into a Termination, Separation and Release Agreement (the “Separation Agreement”) with Richard H. Papalian, our former chief executive officer, pursuant to which we and Mr. Papalian mutually agreed to terminate Mr. Papalian’s Employment Agreement dated December 19, 2007, and agreed that such termination would be deemed neither a termination by us for “Cause” nor a termination by Mr. Papalian for “Good Reason”, as those terms are defined in the Employment Agreement, and agreed to a mutual general release of any claims arising from Mr. Papalian’s service as an officer and director.  Mr. Papalian agreed to forfeit all unvested stock options granted to him pursuant to the Notice of Grant of Stock Option dated December 19, 2007, leaving him with a vested option to purchase 2,933,526 shares of our common stock at an exercise price $0.25 per share, after giving effect to anti-dilution adjustments to which Mr. Papalian was entitled pursuant to his Stock Option Agreement dated December 19, 2007.  In addition, we agreed to grant Mr. Papalian a fully vested 5-year option to purchase 3,500,000 shares of our common stock at an exercise price of $0.15 per share in consideration of Mr. Papalian’s acceptance of the Separation Agreement. The fair value of the option on November 11, 2008 was $238,244 at the date of grant and was calculated using the Black-Scholes option valuation model with the following assumptions: risk free interest rate of 1.16%, expected volatility of 89.31%, dividend yields of 0% and expected term of 5 years.

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

In addition, on February 21, 2008, pursuant to a Notice of Grant of Stock Option and a Stock Option Agreement (the “Option Agreement”), we granted to Dr. Foster a 5-year fully vested option to purchase 2,880,000 shares of our common stock at an exercise price of $0.25 per share.  The option may be exercised on a cashless basis.  Pursuant to the Option Agreement, Dr. Foster agreed not to sell any shares of common stock acquired upon exercise of his option prior to December 13, 2008, which is the one year anniversary of the date the option was authorized by our board of directors.  On December 13, 2007, the date of authorization by the board of directors, the fair value of the option was $519,235 at the date of grant and was calculated using the Black-Scholes option valuation model with the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yields of 0% and expected term of 5 years.

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

In addition, on February 21, 2008, pursuant to a Notice of Grant of Stock Option and a Stock Option Agreement (the “Option Agreement”), we granted to Dr. Laton a 5-year fully vested option to purchase 2,880,000 shares of our common stock at an exercise price of $0.25 per share.  The option may be exercised on a cashless basis.  Pursuant to the Option Agreement, Dr. Laton agreed not to sell any shares of common stock acquired upon exercise of his option prior to December 13, 2008, which is the one year anniversary of the date the option was authorized by our board of directors.    On December 13, 2007, the date of authorization by the board of directors, the fair value of the option was $519,235 at the date of grant and was calculated using the Black-Scholes option valuation model with the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yields of 0% and expected term of 5 years.

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

Dated: January 13, 2010

SIONIX, INC.

By:	/s/ David R. Wells
David R. Wells
President, Chief Financial Officer, Principal Financial and Accounting Officer

By:	/s/ James R. Currier
James R. Currier
Chief Executive Officer, and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. Wells	President, Chief Financial Officer, and Principal Financial and Accounting Officer	January 13, 2010
David R. Wells

/s/ James R. Currier	Chief Executive Officer and Principal Executive Officer	January 13, 2010
James R. Currier