Form 10-Q/A
period 2008-12-31
SIONIX CORP
filed 2010-01-13
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment Number 1)

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number: 002-95626-D

SIONIX CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0428526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

2801 Ocean Park Blvd., Suite 339, Santa Monica, California	90405
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (847) 235-4566

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

As a result of these transactions, we are filing amendment number 1 (“Amendment 1”) to our Form 10-Q (the “Original Report”) that was originally filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2009, for the period ended December 31, 2008.

The primary purpose of Amendment 1 is to disclose the restatement of our financial statements for the three months ended December 31, 2008 and cumulative inception to date operations for December 31, 2008.  A complete discussion of the restatement is included in the section of Amendment 1 titled “Management’s Discussion and Analysis or Plan of Operation” and in Note 16 to our financial statements for the periods ended December 31, 2008.

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

During the period ended December 31 2008, certain investors converted $11,797 of convertible notes into 294,930 common shares at $0.04 per share; however, the conversion rate should have been $0.01.  At December 31, 2008, the Company owes an additional 12,248,173 shares to the investors related to the $11,797 converted during the period ended December 31, 2008 and the $151,512 converted during the period ended September 30, 2008.  The Company recorded a liability of $1,102,336 which is recorded in accrued expenses in the accompanying financial statements.  The change in the fair value of the shares was recorded as a change in fair value of beneficial conversion liability.

The following adjustments were made to our financial statements for the periods ended December 31, 2008:

	As Previously Stated	Beneficial Conversion Features	Warrants and Options	As Restated December 31, 2008
Balance Sheet
Accrued expenses	$2,842,435	$1,102,336	$-	$3,944,771
Warrant and option liability	1,844,207	-	2,769,552	4,613,759
Beneficial conversion feature liability	-	5,508,919	-	5,508,919
Additional paid in capital	12,979,393	-	(1,847,488)	11,131,905
Deficit accumulated during developmental stage	(20,944,751)	(6,611,255)	(922,064)	(28,478,070)

Statement of Operations (for the three months ended December 31, 2008)
Gain on change in fair value of warrant and option liability	$1,851,368	$-	$652,687	$2,504,055
Gain on change in fair value of beneficial conversion liability	26,000	3,835,073	-	3,861,073

Statement of Operations (since inception)
Gain on change in fair value of warrant and option liability	$7,069,608	$-	$(321,040)	$6,748,568
Gain on change in fair value of beneficial conversion liability	1,426,767	28,093,103	-	29,519,870
General and administrative expense	21,396,823	3,787,032	83,855	25,267,710
Interest expense and financing costs	(2,393,883)	(30,536,702)	(897,793)	(33,828,378)

Statement of Cash Flows (for the three months ended December 31, 2008)
Net loss	$948,905	$3,835,073	$652,687	$5,436,665
Gain on change in fair value of warrant and option liability	(1,851,368)	-	(652,687)	(2,504,055)
Gain loss on change in fair value of beneficial conversion liability	(26,000)	(3,835,073)	-	(3,861,073)

Statement of Cash Flows (since inception)
Net loss	$(20,944,751)	$(6,230,631)	$(1,302,688)	$(28,478,070)
Gain on change in fair value of warrant and option liability	(7,069,608)	-	321,040	(6,748,568)
Gain loss on change in fair value of beneficial conversion liability	(1,426,768)	(28,093,103)	-	(29,519,871)
Non cash compensation expense	-	3,787,032	83,855	3,870,887
Non cash financing costs	-	30,536,702	897,793	31,434,495

Table of Contents

Part I - Financial Information	5

Item 1. Financial Statements	5

Balance Sheets as of December 31, 2008 (Unaudited) and September 30, 2008 (Audited) (Restated)	5

Statements of Income (Operations) (Unaudited) for the three months ended December 31, 2008 and December 31, 2007 (Restated) and from inception (October 3, 1994) to December 31, 2008 (Restated)	6

Statement of Stockholders Equity (Deficit) (Unaudited) for the period from inception (October 3, 1994) to December 31, 2008 (Restated)	7

Statements of Cash Flows (Unaudited) for the three months ended December 31, 2008 and December 31, 2007 (Restated) and from inception (October 3, 1994) to December 31, 2008 (Restated)	8

Notes to unaudited condensed financial statements	9

Forward-Looking Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	51

Item 3. Quantitative and Qualitative Disclosures About Market Risk	73

Item 4T. Controls and Procedures	73

Part II – Other Information	74

Item 1. Legal Proceedings	74

Item 1A. Risk Factors	74

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	74

Item 3. Defaults Upon Senior Securities	75

Item 4. Submission of Matters to a Vote of Security Holders	75

Item 5. Other Information	75

Item 6. Exhibits	75

Signatures	76

Part I, Item 1.  Financial Statements.

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2008	September 30,
	(Unaudited)	2008
	(As Restated)	(As Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$565,224	$1,220,588
Inventory	318,474	-
Due from officer	125,000	-
Other current assets	56,872	138,895
TOTAL CURRENT ASSETS	1,065,570	1,359,483

PROPERTY AND EQUIPMENT, net	175,318	87,101

DEPOSITS	33,095	33,095
TOTAL ASSETS	1,273,983.00	1,479,679

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$459,014	$259,355
Accrued expenses	3,944,771	4,312,844
Customer deposits	1,260,000	1,260,000
Liquidated damages liability	153,750	153,750
Notes payable – related parties	114,000	114,000
Convertible notes, net of debt discounts of $1,044,333	2,004,333	2,041,443
10% subordinated convertible notes, net of debt discounts of $0	425,000	400,796
Warrant and option liability	4,613,759	6,869,244
Beneficial conversion liability	5,508,919	8,881,272
TOTAL CURRENT LIABILITIES	18,483,546	24,292,704

STOCKHOLDERS' DEFICIT
Common stock (150,000,000 shares authorized; 136,684,616 shares issued and 136,202,716 shares outstanding)	136,202	134,274
Additional paid-in capital	11,131,905	10,841,007
Shares to be issued	400	126,429
Deficit accumulated during development stage	(28,478,070)	(33,914,735)
TOTAL STOCKHOLDERS' DEFICIT	(17,209,563)	(22,813,025)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,273,983	$1,479,679

The accompanying notes form an integral part of these unaudited condensed financial statements.

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS (UNAUDITED)
			Cumulative from
	For the three months		Inception
	ended December 31,		(October 3, 1994) to
	2008	2007	December 31, 2008
	(As Restated)	(As Restated)	(As Restated)

Revenues	$-	$-	$-

Operating expenses
General and administrative	621,543	5,064,569	25,267,710
Research and development	178,963	236,904	3,215,836
Depreciation and amortization	12,359	8,157	569,734
Total operating expenses	812,865	5,309,630	29,053,280
Loss from operations	(812,865)	(5,309,630)	(29,053,280)

Other income (expense)
Interest income	3,591	917	69,965
Interest expense and financing costs	(94,765)	(126,286)	(33,828,378)
Gain on change in fair value of warrant and option liability	2,504,055	2,178,505	6,748,568
Gain on change in fair value of beneficial conversion liability	3,861,073	7,834,301	29,519,870
Impairment of intangibles	-	-	(1,267,278)
Inventory obsolescence	-	-	(365,078)
Legal settlement	-	-	344,949
Loss on settlement of debt	-	-	(484,577)
Write off of property and equipment	(24,424)	-	(24,424)
Loss on lease settlement	-	-	(125,015)
Total other income	6,249,530	9,887,437	588,602
Income (loss) before income taxes	5,436,665	4,577,807	(28,464,678)
Income taxes	-	900	13,392
Net income (loss)	$5,436,665	$4,576,907	$(28,478,070)

Basic income per share	$0.04	$0.04
Dilutive income per share	$0.04	$0.04

Basic weighted average nubmer of shares of common stock outstanding	135,582,425	106,635,201

Dilutive weighted average nubmer of shares of common stock outstanding	135,582,425	106,635,201

The accompanying notes form an integral part of these unaudited condensed financial statements.

SIONIX CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 3, 1994 (INCEPTION) TO DECEMBER 30, 2008
(UNAUDITED)

								Deficit	Total
	Common Stock		Additional	Shares	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Receivable	Cancelled	Fees	Inception	(Deficit)

Stock issued for cash, October 3, 1994	10,000	$10	$90	$-	$-	$-	$-	$-	$100
Net loss	-	-	-	-	-	-	-	(1,521)	(1,521)
Balance at December 31, 1994	10,000	10	90	-	-	-	-	(1,521)	(1,421)
Shares issued for assignment rights	1,990,000	1,990	(1,990)	-	-	-	-	-	-
Shares issued for services	572,473	572	135,046	-	-	-	-	-	135,618
Shares issued for debt	1,038,640	1,038	1,164,915	-	-	-	-	-	1,165,953
Shares issued for cash	232,557	233	1,119,027	-	-	-	-	-	1,119,260
Shares issued for subscription receivable	414,200	414	1,652,658	-	(1,656,800)	-	-	-	(3,728)
Shares issued for productions costs	112,500	113	674,887	-	(675,000)	-	-	-	-
Net loss	-	-	-	-	-	-	-	(914,279)	(914,279)
Balance at December 31, 1995	4,370,370	4,370	4,744,633	-	(2,331,800)	-	-	(915,800)	1,501,403
Shares issued for reorganization	18,632,612	18,633	(58,033)	-	-	-	-	-	(39,400)
Shares issued for cash	572,407	573	571,834	-	-	-	-	-	572,407
Shares issued for services	24,307	24	24,283	-	-	-	-	-	24,307
Net loss	-	-	-	-	-	-	-	(922,717)	(922,717)
Balance at September 30, 1996	23,599,696	23,600	5,282,717	-	(2,331,800)	-	-	(1,838,517)	1,136,000
Shares issued for cash	722,733	723	365,857	-	-	-	-	-	366,580
Shares issued for services	274,299	274	54,586	-	-	-	-	-	54,860
Cancellation of shares	(542,138)	(542)	(674,458)	-	675,000	-	-	-	-
Net loss	-	-	-	-	-	-	-	(858,915)	(858,915)
Balance at September 30, 1997	24,054,590	24,055	5,028,702	-	(1,656,800)	-	-	(2,697,432)	698,525
Shares issued for cash	2,810,000	2,810	278,190	-	-	-	-	-	281,000
Shares issued for services	895,455	895	88,651	-	-	-	-	-	89,546
Shares issued for compensation	2,200,000	2,200	217,800	-	-	-	-	-	220,000
Cancellation of shares	(2,538,170)	(2,538)	(1,534,262)	-	1,656,800	-	-	-	120,000
Net loss	-	-	-	-	-	-	-	(1,898,376)	(1,898,376)
Balance at September 30, 1998	27,421,875	27,422	4,079,081	-	-	-	-	(4,595,808)	(489,305)
Shares issued for compensation	3,847,742	3,847	389,078	-	-	-	-	-	392,925
Shares issued for services	705,746	706	215,329	-	-	-	-	-	216,035
Shares issued for cash	9,383,000	9,383	928,917	-	-	-	-	-	938,300
Net loss	-	-	-	-	-	-	-	(1,158,755)	(1,158,755)
Balance at September 30, 1999	41,358,363	41,358	5,612,405	-	-	-	-	(5,754,563)	(100,800)
Shares issued for cash	10,303,500	10,304	1,020,046	-	-	-	-	-	1,030,350
Shares issued for compensation	1,517,615	1,518	1,218,598	-	-	-	-	-	1,220,116
Shares issued for services	986,844	986	253,301	-	-	-	-	-	254,287
Net loss	-	-	-	-	-	-	-	(2,414,188)	(2,414,188)
Balance at September 30, 2000	54,166,322	54,166	8,104,350	-	-	-	-	(8,168,751)	(10,235)
Shares issued for services	2,517,376	2,517	530,368	-	-	-	(141,318)	-	391,567
Shares issued for cash	6,005,000	6,005	594,495	-	-	-	-	-	600,500
Shares to be issued for cash (100,000 shares)	-	-	-	10,000	-	-	-	-	10,000
Shares to be issued for debt (639,509 shares)	-	-	-	103,295	-	-	-	-	103,295
Net loss	-	-	-	-	-	-	-	(1,353,429)	(1,353,429)
Balance at September 30, 2001	62,688,698	62,688	9,229,213	113,295	-	-	(141,318)	(9,522,180)	(258,302)
Shares issued for services	1,111,710	1,112	361,603	-	-	-	54,400	-	417,115
Shares issued as a contribution	100,000	100	11,200	-	-	-	-	-	11,300
Shares issued for compensation	18,838	19	2,897	-	-	-	-	-	2,916
Shares issued for cash	16,815,357	16,815	1,560,782	(10,000)	-	-	-	-	1,567,597
Shares issued for debt	1,339,509	1,340	208,639	(103,295)	-	-	-	-	106,684
Shares to be issued related to equity
financing (967,742 shares)	-	-	(300,000)	300,000	-	-	-	-	-
Cancellation of shares	(7,533,701)	(7,534)	-	-	-	-	-	-	(7,534)
Net loss	-	-	-	-	-	-	-	(1,243,309)	(1,243,309)
Balance at September 30, 2002	74,540,411	74,540	11,074,334	300,000	-	-	(86,918)	(10,765,489)	596,467
Shares issued for services	2,467,742	2,468	651,757	(300,000)	-	-	-	-	354,225
Shares issued for capital equity line	8,154,317	8,154	891,846	-	-	-	-	-	900,000
Amortization of consulting fees	-	-	-	-	-	-	86,918	-	86,918
Cancellation of shares	(50,000)	(50)	50	-	-	-	-	-	-
Shares to be cancelled (7,349,204 shares)	-	-	7,349	-	-	(7,349)	-	-	-
Net loss	-	-	-	-	-	-	-	(1,721,991)	(1,721,991)
Balance at September 30, 2003	85,112,470	85,112	12,625,336	-	-	(7,349)	-	(12,487,480)	215,619
Shares issued for capital equity line	19,179,016	19,179	447,706	-	-	-	-	-	466,885
Shares issued for services	5,100,004	5,100	196,997	-	-	-	(13,075)	-	189,022
Share to be issued for cash (963,336 shares)	-	-	-	28,900	-	-	-	-	28,900
Shares to be issued for debt (500,000 shares)	-	-	-	15,000	-	-	-	-	15,000
Cancellation of shares	(7,349,204)	(7,349)	-	-	-	7,349	-	-	-
Issuance of warrants related to 2004 stock purchase	-	-	24,366	-	-	-	-	-	24,366
Net loss	-	-	-	-	-	-	-	(1,593,135)	(1,593,135)
Balance at September 30, 2004	102,042,286	102,042	13,294,405	43,900	-	-	(13,075)	(14,080,615)	(653,343)
Amortization of consulting fees	-	-	-	-	-	-	13,075	-	13,075
Net loss	-	-	-	-	-	-	-	(722,676)	(722,676)
Balance at September 30, 2005	102,042,286	102,042	13,294,405	43,900	-	-	-	(14,803,291)	(1,362,944)
Net loss	-	-	-	-	-	-	-	(1,049,319)	(1,049,319)
Balance at September 30, 2006	102,042,286	102,042	13,294,405	43,900	-	-	-	(15,852,610)	(2,412,263)
Stock issued for consulting	4,592,915	4,593	80,336	-	-	-	-	-	84,929
Reclassification to warrant and option liability	-	-	(2,277,013)	-	-	-	-	-	(2,277,013)
Net loss	-	-	-	-	-	-	-	(33,612,516)	(33,612,516)
Balance at September 30, 2007, restated	106,635,201	106,635	11,097,728	43,900	-	-	-	(49,465,126)	(38,216,863)
Conversion of note payable into common stock	17,149,359	17,149	886,633	-	-	-	-	-	903,782
Common stock issued for services	1,539,750	1,540	254,330	-	-	-	-	-	255,870
Common stock issued for cash	8,950,003	8,950	784,550	(43,500)	-	-	-	-	750,000
Common stock to be issued for cash	-	-	-	126,029	-	-	-	-	126,029
Issuance of warrants with stock	-	-	(2,182,234)		-	-	-	-	(2,182,234)
Net income	-	-	-	-	-	-	-	15,550,391	15,550,391
Balance at September 30, 2008, restated	134,274,313	134,274	10,841,007	126,429	-	-	-	(33,914,735)	(22,813,025)
Conversion of note payable into common stock	494,930	495	41,302	-	-	-	-	-	41,797
Common stock issued for services	600,139	600	125,429	(126,029)	-	-	-	-	-
Common stock issued for property and equipment	833,333	833	124,167	-	-	-	-	-	125,000
Net income	-	-	-	-	-	-	-	5,436,665	5,436,665
Balance at December 31, 2008, restated	136,202,715	$136,202	$11,131,905	$400	$-	$-	$-	$(28,478,070)	$(17,209,563)

The accompanying notes form an integral part of these unaudited condensed financial statements.

SIONIX CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS (UNAUDITED)

			Cumulative
			from
	For the Three Months		Inception
	Ended December 31,		(October 3, 1994) to
	2008	2007	December 31, 2008
	(As Restated)	(As Restated)	(As Restated)

OPERATING ACTIVITIES:
Net income (loss)	5,436,665	4,576,907	$(28,478,070)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	12,359	8,157	656,651

Amortization of beneficial conversion features discount and warrant discount	27,094	405,651	2,074,433
Stock based compensation expense - employee	208,244	1,791,360	3,887,146
Stock based compensation expense - consultant	10,508	3,006,027	6,661,099
Gain on change in fair value of warrant and option liability	(2,504,055)	(2,178,505)	(6,748,568)
Gain on change in fair value of beneficial conversion liability	(3,861,073)	(7,834,301)	(29,519,871)
Non cash financing costs	-	-	31,434,495
Non cash compensation costs	-	-	3,870,887
Impairment of assets	-	-	514,755
Write-down of obsolete assets	-	-	38,862
Impairment of intangible assets	-	-	1,117,601
Loss on settlement of debt	-	-	384,577
Loss on lease termination	-	-	125,015
Write off of property and equipment	57,581	-	57,581
Write-off of beneficial conversion features	-	(380,440)	(576,000)
Stock issued for services and rent	-	-	114,850
Accrual of liquidated damages	-	46,125	153,750
Other	-	-	(799,044)
Increase in assets:			-
Inventory	(318,474)	-	(318,474)
Due from officer	(32,500)	-	(125,000)
Other current assets	(10,477)	(650)	(56,872)
Other assets	-	-	(133,095)
Increase in liabilities:
Accounts payable	199,660	187,455	615,179
Accrued expenses	122,261	79,331	2,859,973
Customer deposits	-	-	1,260,000
Net cash used in operating activities	(652,207)	(292,883)	(10,928,140)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,157)	(26,666)	(471,164)
Acquisition of patents	-	-	(154,061)
Net cash used in investing activities	(3,157)	(26,666)	(625,225)

FINANCING ACTIVITIES:
Payment on notes payable to officer	-	(19,260)	(218,502)
Proceeds from notes payable, related party	-	-	457,433
Payments on notes payable to related party	-	(5,000)	(15,000)
Receipt from (payments to) equity line of credit	-	(27,336)	428,664
Proceeds from convertible notes payable	-	-	3,286,000
Issuance of common stock	-	-	8,179,594
Receipt of cash for stock to be issued	-	-	400
Net cash (used in) provided by financing activities	-	(51,596)	12,118,589

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(655,364)	(371,145)	565,224

CASH AND CASH EQUIVALENTS, BEGINNING	1,220,588	372,511	-
CASH AND CASH EQUIVALENTS, ENDING	$565,224	$1,366	$565,224

SUPPLEMENTAL INFORMATION:
Cash and cash equivalents paid for interest	$-	$-	$-
Cash and cash equivalents paid for taxes	$-	$-	$-

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended December 31,
	2008			2007
	Net		Per	Net		Per
	Income	Shares	Share	Income	Shares	Share
Basic Earnings Per Share
Net Income (Loss) Available to Stockholders	$5,436,665	135,582,425	$0.04	$ ,4,576,907	106,635,201	$0.04
Effect of Dilutive Securities	-	-	-	-	-	-

Diluted Earnings Per Share	$5, 436,665	135,582,425	$0.04	$4,576,907	106,635,201	$0.04

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

Note 3 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)
Machinery and equipment	$367,003	$243,712
Furniture and fixtures	41,176	41,176
Leasehold improvement	1,695	24,408
TOTAL PROPERTY AND EQUIPMENT	409,874	309,296
Less accumulated depreciation	(234,556)	(222,195)

NET PROPERTY AND EQUIPMENT	$175,318	$87,101

Depreciation expenses for the three months ended December 31, 2008 and 2007 were $12,359 and $8,157, respectively.

Note 4 ACCRUED EXPENSES (RESTATED)

Accrued expenses consisted of the following at:

	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)

Accrued salaries	$1,571,867	$1,493,444
Advisory board compensation	576,000	576,000
Auto allowance accruals	100,634	94,408
Interest payable	337,890	272,016
Other accruals	1,358,380	1,876,976

TOTAL ACCRUED EXPENSES	$3,944,771	$4,312,844

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

SFAS 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be bifurcated from the convertible notes. The Company determined that the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the convertible notes, the embedded beneficial conversion feature and convertible notes are not remeasured at fair value at each balance sheet date, and a separate contract with the same terms would be a derivative pursuant to SFAS 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were bifurcated from the convertible notes. SFAS 133 , paragraph 6 was applied to determine if the embedded beneficial conversion features were within the scope and definition of a derivative. The embedded beneficial conversion features had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be derivatives. The terms of the conversion feature only allow the counterparty to convert the notes into shares of common stock. Therefore, EITF 00-19, paragraphs 12-33 were included in the analysis to determine the classification of the conversion feature. The Company included SFAS 150 in the analysis of the convertible notes.   SFAS 150 requires three classes of freestanding financial instruments, as defined in paragraphs 8 through 17, to be classified as liabilities. The first class, as defined in paragraph 9, is financial instruments that are mandatorily redeemable financial instruments. There are no terms or conditions that require the Company to unconditionally redeem the convertible notes by transferring assets at a specified or determinable date. The second class, as defined in paragraph 11, is financial instruments that require the repurchase of shares of Common Stock by transferring assets. There are no terms or conditions that require the Company to repurchase shares of Common Stock. The third class, as defined in paragraph 12, is financial instruments that require the issuance of a variable number of shares of Common Stock. There are no terms or conditions that require the Company to issue a variable number of shares of Common Stock. Therefore, the Company concluded that the convertible notes were not within the scope of SFAS 150.

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

SFAS 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be bifurcated from the convertible notes. The Company determined that the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the convertible notes, the embedded beneficial conversion feature and convertible notes are not remeasured at fair value at each balance sheet date, and a separate contract with the same terms would be a derivative pursuant to SFAS 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were bifurcated from the convertible notes. SFAS 133 , paragraph 6 was applied to determine if the embedded beneficial conversion features were within the scope and definition of a derivative. The embedded beneficial conversion features had one or more underlings and one or more notional amounts, required no initial investment and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be derivatives.   The terms of the conversion feature only allow the counterparty to convert the notes into shares of Common Stock. Therefore, EITF 00-19, paragraphs 12-33 were included in the analysis to determine the classification of the conversion feature.  The Company included SFAS 150 in the analysis of the convertible notes.   SFAS 150 requires three classes of freestanding financial instruments, as defined in paragraphs 8 through 17, to be classified as liabilities. The first class, as defined in paragraph 9, is financial instruments that are mandatorily redeemable financial instruments. There are no terms or conditions that require the Company to unconditionally redeem the convertible notes by transferring assets at a specified or determinable date. The second class, as defined in paragraph 11, is financial instruments that require the repurchase of shares of Common Stock by transferring assets. There are no terms or conditions that require the Company to repurchase shares of Common Stock. The third class, as defined in paragraph 12, is financial instruments that require the issuance of a variable number of shares of Common Stock. There are no terms or conditions that require the Company to issue a variable number of shares of Common Stock. Therefore, the Company concluded that the convertible notes were not within the scope of SFAS 150.

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

The decrease in the fair value of the warrants for the three months ended December 31, 2008 was recorded by decreasing warrant liabilities on the balance sheet by $73,098 ($58,827 attributable to the holders of the Convertible Notes 3 and $14,271 attributable to the placement fee) .

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

STOCK OPTIONS

A summary of the Company’s option activity is listed below:

	Weighted
	Average		Aggregate
	Exercise	Number	Intrinsic
	Price	of Options	Value

Outstanding at October 1, 2008	$0.19	17,573,452	$-
Granted	0.15	3,500,000	-
Expired	-	-	-
Forfeited	0.25-	(5,605,786)	-
Exercised	-	-	-
Outstanding at December 31, 2008	$0.20	15,467,666	$-

Options outstanding as of December 31, 2008:

				Weighted Average Exercise Price
Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life	Outstanding	Exercisable

$0.15 - $0.25	15,467,666	15,467,666	3.37	$0.20	$0.20

					Weighted
					Average
	Outstanding		Exercisable		Remaining
		Exercise		Exercise	Contractual
Option Holder	Amount	Price	Amount	Price	Life

2001 Executive Officers Stock Option Plan	7,034,140	$0.15	7,034,140	$0.15	2.25
Director	1,000,000	0.25	1,000,000	0.25	3.92
Former Chief Financial Officer	1,000,000	0.25	1,000,000	0.25	3.92
Former Chief Executive Officer	2,933,526	0.25	2,933,526	0.25	3.92
Former Chief Executive Officer	3,500,000	0.15	3,500,000	0.15	4.83

STOCK WARRANTS

A summary of the Company’s warrant activity is listed below:

Weighted
	Average		Aggregate
	Exercise	Number	Intrinsic
	Price	of Options	Value

Outstanding at October 1, 2008	$0.20	42,849,099	$-
Granted	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2008	$0.20	42,849,099	$-

Warrants outstanding as of December 31, 2008:

				Weighted Average Exercise Price
Exercise Price	Warrants Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life	Outstanding	Exercisable

$0.10 - $0.40	42,849,099	39,515,766	3.37	$0.20	$0.20

					Weighted
					Average
	Outstanding		Exercisable		Remaining
Warrant		Exercise		Exercise	Contractual
Holder	Amount	Price	Amount	Price	Life

Convertible Notes 3	2,795,454	$0.30	2,795,454	$0.30	3.50
Richardson & Patel LLP	150,000	0.25	150,000	0.25	3.75
Advisory Board Members	8,640,000	0.25	8,640,000	0.25	3.92
Consultant	8,539,312	0.25	8,539,312	0.25	3.92
10% Subordinated Notes Payable	850,000	0.40	850,000	0.40	5.08
Stockholders	15,000,000	0.10	15,000,000	0.10	2.27
Richardson & Patel LLP	400,000	0.15	400,000	0.15	5.42
Director	500,000	0.25	500,000	0.25	4.50
Director	500,000	0.25	500,000	0.25	4.50
Richardson & Patel LLP	641,000	0.15	641,000	0.15	5.50
Advisory Board Member	1,500,000	0.25	1,500,000	0.25	4.67
Debt Financing	3,333,333	0.30	-	0.30	4.58

Note 12 GOING CONCERN (RESTATED)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2008, the Company has incurred cumulative losses of $28,478,070 including net income for the three months ended December 31, 2008 of $5,436,665. As the Company has no cash flow from operations,  its  ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

Based on the result of the recalculation, the Company analyzed the effect on the balance sheet and the statements of operations and cash flows for the classification and valuation for all outstanding securities and contracts that were exercisable or convertible into shares of Common Stock as of September 30, 2007. The Company applied Emerging Issues Task Force (EITF) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” , and Financial Accounting Standard Board (FASB) Statement No. 133, “ Accounting for Derivative Instruments and Hedging Activities”   and determined that the financial statements were required to be restated.

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

Balance Sheet

The Company began the analysis for the restatement by applying paragraph 6 of FASB Statement No. 133, “ Accounting for Derivative Instruments and Hedging Activities “, to ascertain if the embedded beneficial conversion features were derivatives at the date of issuance. The embedded beneficial conversion features had one or more underlings and one or more notional amounts; required no initial investment; and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be within the scope and definition of a derivative at the date of issuance. Next, FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be separated from the accrued expense. The Company determined that the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the accrued expense; the embedded beneficial conversion features and accrued expense are not remeasured at fair value at each balance sheet date; and a separate contract with the same terms would be a derivative pursuant to FASB 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were separated from the accrued expense to determine the classification and valuation. EITF 00-19, paragraphs 7 and 8 were applied to determine the classification. Paragraph 7 states that contracts which require net-cash settlement are liabilities, and paragraph 8 states that contracts which give the counterparty (advisory board members) a choice of net-cash settlement or settlement in shares are liabilities. Therefore, the embedded conversion features were determined to be liabilities. EITF 00-19, paragraph 9 was applied to determine the value. Paragraph 9 of EITF 00-19 states all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

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

The Company began the analysis for the restatement of the financial statements as of and for the year ended September 30, 2007 by applying FASB 133, paragraph 6 to ascertain if the warrants remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the warrants were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 19 was applied next to determine classification. Paragraph 19 states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability . EITF 00-19, paragraph 9 was applied to determine the value of the warrants. Paragraph 9 states that all contracts classified as liabilities must be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

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

Note 16  SECOND RESTATEMENT

As discussed in Note 15 – RESTATEMENT, the Company restated its September 30, 2007 financial statements in response to a comment letter from the Securities and Exchange Commission.  However, the restatement did not properly account for certain derivative transactions.  As a result, the Company restated its September 30, 2007 financial statements for a third time and restated its September 30, 2008 financial statements.  Due to the items discussed below, the Company is also restating its December 31, 2008 financial statements.

The Company issued 25 secured convertible promissory notes between October 17, 2006 and February 27, 2007 for total proceeds to the Company of $750,000 (“Convertible Notes 1”). Convertible Notes 1 could be converted into shares of the Company’s common stock at a conversion price of $0.05 per share.  . Convertible Notes 1 contained a provision that would automatically adjust the conversion price if equity securities or instruments convertible into equity securities were issued at a conversion price of less than $0.05.

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

As a result of the issuance of Convertible Notes 2, the conversion price for Convertible Notes 1 was adjusted down from $0.05 to $0.01.  The decrease in the conversion price increased the potential dilutive shares from 15,000,000 to 75,000,000, and this subsequently increased the total outstanding and potential dilutive shares over the authorized common share limit of 150,000,000.  Because there were insufficient authorized shares to fulfill all potential conversions, the Company should have classified all potentially dilutive securities as derivative liabilities as of June 6, 2007.  The Company researched its debt and equity instruments and determined that the potentially dilutive securities are as follows:

•	Warrants and Options
•	Beneficial Conversion Features

The Company analyzed the effect of the recalculation on the balance sheet and the statements of operations and cash flows as of December 31, 2008. The analysis and results were as follows:

Warrants and Options Liability

As of December 31, 2008, the Company had 42,849,099 warrants outstanding and 15,467,666 options outstanding that were vested at that date.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available, the embedded conversion feature met the definition of a derivative based on Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) as of June 6, 2007.

At December 31, 2008, the Company determined the fair value of all warrants and options to be $3,328,991 and $1,284,768, respectively, using the Black Sholes model with the following assumptions:

•	risk free rate of return between 0.76% and 1.55%;
•	volatility between 209% and 260%;
•	dividend yield of 0%; and
•	expected term between 2.20 years and 5.48 years.

Statement of Operations

For the three months ended December 31, 2008, the Company recorded an additional $652,687 as a gain on change in fair value of warrant and option liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the decrease in fair value of the warrant and option liability of $652,687.

Beneficial Conversion Liability

As of September 30, 2007, the Company had $1,044,333 in convertible notes that could be converted into 68,803,001 shares.  During the period ended December 31 2008, certain investors converted $11,797 of convertibles note into 294,930 common shares at $0.04 per share; however, the conversion rate should have been $0.01.  At December 31, 2008, the Company owes an additional 12,248,173 shares to the investors related to the $11,797 converted during the period ended December 31, 2008 and the $151,512 converted during the period ended September 30, 2008.  The Company recorded a liability of $1,102,336 which is recorded in accrued expenses in the accompanying financial statements.  The change in the fair value of the shares was recorded as a change in fair value of beneficial conversion liability.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS 133 as of June 6, 2007.

At December 31, 2008, the Company determined the fair value of the embedded conversion options to be $5,508,919 using the Black Sholes model with the following assumptions:

•	risk free rate of return of 0.37%;
•	volatility between of 161%;
•	dividend yield of 0%; and
•	expected term of 1.0 year.

Statement of Operations

For the three months ended December 31, 2008, the Company recorded an additional $3,835,073 as a gain on change in fair value of beneficial conversion liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the $3,835,073 decrease in fair value of the beneficial conversion liability.

The following table shows the effect of each of the changes discussed above on the Company’s balance sheet, statement of operation, statement of stockholders’ equity, and statement of cash flows for the three months ended December 31, 2008.

	As Previously Stated	Beneficial Conversion Features	Warrants and Options	As Restated December 31, 2008
Balance Sheet
Accrued expenses	$2,842,435	$1,102,336	$-	$3,944,771
Warrant and option liability	1,844,207	-	2,769,552	4,613,759
Beneficial conversion feature liability	-	5,508,919	-	5,508,919
Additional paid in capital	12,979,393	-	(1,847,488)	11,131,905
Deficit accumulated during developmental stage	(20,944,751)	(6,611,255)	(922,064)	(28,478,070)

Statement of Operations (for the three months ended December 31, 2008)
Gain on change in fair value of warrant and option liability	$1,851,368	$-	$652,687	$2,504,055
Gain on change in fair value of beneficial conversion liability	26,000	3,835,073	-	3,861,073

Statement of Operations (since inception)
Gain on change in fair value of warrant and option liability	$7,069,608	$-	$(321,040)	$6,748,568
Gain on change in fair value of beneficial conversion liability	1,426,767	28,093,103	-	29,519,870
General and administrative expense	21,396,823	3,787,032	83,855	25,267,710
Interest expense and financing costs	(2,393,883)	(30,536,702)	(897,793)	(33,828,378)

Statement of Cash Flows (for the three months ended December 31, 2008)
Net loss	$948,905	$3,835,073	$652,687	$5,436,665
Gain on change in fair value of warrant and option liability	(1,851,368)	-	(652,687)	(2,504,055)
Gain loss on change in fair value of beneficial conversion liability	(26,000)	(3,835,073)	-	(3,861,073)

Statement of Cash Flows (since inception)
Net loss	$(20,944,751)	$(6,230,631)	$(1,302,688)	$(28,478,070)
Gain on change in fair value of warrant and option liability	(7,069,608)	-	321,040	(6,748,568)
Gain loss on change in fair value of beneficial conversion liability	(1,426,768)	(28,093,103)	-	(29,519,871)
Non cash compensation expense	-	3,787,032	83,855	3,870,887
Non cash financing costs	-	30,536,702	897,793	31,434,495

Note 17  SUBSEQUENT EVENTS

Termination of Chief Executive Officer

On February 26, 2009, the Company’s Board of Directors terminated Mr. James Houtz as our Chief Executive Officer. Mr. Houtz remains a director but not an officer of the Company.

Conversion of Convertible Notes

On May 13, 2009, convertible note holders converted a total of $11,632 of accrued interest into 290,798 shares of Common Stock.

Issuance of $300,000 of Contingent Convertible Notes

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

Balance Sheet

The Company began the analysis for the restatement by applying paragraph 6 of FASB Statement No. 133, “ Accounting for Derivative Instruments and Hedging Activities”, to ascertain if the embedded beneficial conversion features were derivatives at the date of issuance. The embedded beneficial conversion features had one or more underlings and one or more notional amounts; required no initial investment; and required or permitted net settlement. Therefore, the embedded beneficial conversion features were determined to be within the scope and definition of a derivative at the date of issuance. Next, FASB 133, paragraph 12 was applied to determine if the embedded beneficial conversion features should be separated from the accrued expense. The Company determined that the economic characteristics of the embedded beneficial conversion features are not clearly and closely related to the accrued expense; the embedded beneficial conversion features and accrued expense are not remeasured at fair value at each balance sheet date; and a separate contract with the same terms would be a derivative pursuant to FASB 133, paragraphs 6-11. Therefore, the embedded beneficial conversion features were separated from the accrued expense to determine the classification and valuation. EITF 00-19, paragraphs 7 and 8 were applied to determine the classification. Paragraph 7 states that contracts which require net-cash settlement are liabilities, and paragraph 8 states that contracts which give the counterparty (advisory board members) a choice of net-cash settlement or settlement in shares are liabilities. Therefore, the embedded conversion features were determined to be liabilities. EITF 00-19, paragraph 9 was applied to determine the value. Paragraph 9 of EITF 00-19 states all contracts classified as liabilities should be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

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

The Company began the analysis for the restatement of the financial statements as of and for the year ended September 30, 2007 by applying FASB 133, paragraph 6 to ascertain if the warrants remained derivatives as of September 30, 2007. All of the criteria in the original analysis were met, and the warrants were determined to be within the scope and definition of a derivative. EITF 00-19, paragraph 19 was applied next to determine classification. Paragraph 19 states that if a company is required to obtain shareholder approval to increase the company’s authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company, and the contract is required to be classified as a liability . EITF 00-19, paragraph 9 was applied to determine the value of the warrants. Paragraph 9 states that all contracts classified as liabilities must be measured at fair value at each balance sheet date, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as liabilities.

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

The decrease in the fair value of the warrants was determined to be $178,154 for the three months ended December 31, 2007, and recorded by decreasing warrant liabilities on the balance sheet by $178,154 ($125,228 related to the holders of the Convertible Notes 3, and $52,926 related to the placement fee) .

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

Table 1 – 2007

						Beneficial	Warrant
						Conversion	Related to		Option Issued
						Features	$1,025,000 of	Warrant Issued	to Chief Executive
		2001		Warrants		and	Convertible	to Consultant	Officer for the
		Executive		Related to	Warrant	Beneficial	Bridge Notes	for the Three	Three Month
	As	Officers	Advisory	2004 Stock	Issued	Conversion	and	Months Ended	Period Ended		Warrant Issued
	Previously	Option	Board	Purchase	For	Features	Warrant	December 31,	December 31,	Warrant Issued	to Chief		As
	Stated	Plan	Compensation	Agreement	Services	Discount	Discount	2007	2007	to Director	Financial Officer	Reclassifications	Restated
Statement of Operations (for the three months ended December 31, 2007)
General and administrative	$1,367,677		$1,557,705		$(33,773)			$1,033,412	$1,033,412	$171,520	$171,520	$(236,904)	$5,064,569
Research and development	-											236,904	236,904
Interest expense	(188,625)					(288,036)	(30,065)						(506,726)
Decrease (increase) in warrant liability		703,326	24,405				178,154	(67,111)	(67,111)	(5,945)	(5,945)		759,773
Increase in beneficial conversion feature liability						208,149							208,149
Beneficial conversion feature expense	(231,998)					231,998							-
Basic and dilutive loss per share	(0.02)		(0.01)					(0.01)					(0.04)

Statement of Cash Flows (for the three months ended December 31, 2007)
Net loss	$(1,796,440)	$703,326	$(1,533,300)		$33,773	$152,111	$148,089	$(1,100,523)	$(1,100,523)	$(177,465)	$(177,465)		$(4,848,417)
Amortization of beneficial conversion features discount and warrant discount	231,998					56,038	30,065					87,550	405,651
Stock based compensation expense- employee	414,909								1,033,411	171,520	171,520		1,791,360
Stock based compensation expense- consultant	414,909		1,557,706					3,998,381					5,970,996
(Decrease) increase in warrant liability		(703,326)	(24,405)		-		(178,154)	67,111	67,111	5,945	5,945		(759,773)
Increase in beneficial conversion feature liability						(208,149)							(208,149)
Write-off of beneficial conversion feature			(380,440)										(380,440)
Accrued expenses	135,529		98,051									(46,125)	187,455
Accrual of liquidating damages												46,125	46,125
Beneficial conversion feature	231,998					(231,998)							-
Warrants issued for consulting services	111,255											(111,255)	-

Restatement for the Three Months Ended December 31, 2008

The Company previously restated its September 30, 2007 financial statements in response to a comment letter from the Securities and Exchange Commission.  However, the restatement did not properly account for certain derivative transactions.  As a result,  the Company restated its September 30, 2007 financial statement for a third time and restated its September 30, 2008 financial statements.  As discussed below, the Company has also restated its December 31, 2008 financial statements.

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

On June 6, 2007, the Company issued 5 convertible promissory notes for a total of $86,000 (“Convertible Notes 2”).  No warrants were issued in connection with Convertible Notes 2. Convertible Notes 2 mature on or about December 31, 2008 and are convertible into common stock at $0.01 per share.

As a result of the issuance of Convertible Notes 2, the conversion price for Convertible Notes 1 was adjusted down from $0.05 to $0.01.  The decrease in the conversion price increased the potential dilutive shares from 15,000,000 to 75,000,000, and this subsequently increased the total outstanding and potential dilutive shares over the authorized common share limit of 150,000,000.  Because there were insufficient authorized shares to fulfill all potential conversions, the Company should have classified all potentially dilutive securities as derivative liabilities as of June 6, 2007.  The Company researched its debt and equity instruments and determined that the potentially dilutive securities are as follows:

•	Warrants and Options
•	Beneficial Conversion Features

The Company analyzed the effect of the recalculation on the balance sheet and the statements of operations and cash flows as of December 31, 2008. The analysis and results were as follows:

Warrants and Options Liability

As of December 31, 2008, the Company had 42,849,099 warrants outstanding and 15,467,666 options outstanding that were vested at that date.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available, the embedded conversion feature met the definition of a derivative based on Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) as of June 6, 2007.

At December 31, 2008, the Company determined the fair value of all warrants and options to be $3,328,991 and $1,284,768, respectively, using the Black Sholes model with the following assumptions:

•	risk free rate of return between 0.76% and 1.55%;
•	volatility between 209% and 260%;
•	dividend yield of 0%;
•	expected term between 2.20 years and 5.48 years.

Statement of Operations

For the three months ended December 31, 2008, the Company recorded an additional $652,687 as a gain on change in fair value of warrant and option liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the decrease in fair value of the warrant and option liability of $652,687.

Beneficial Conversion Liability

As of September 30, 2007, the Company had $1,044,333 in convertible notes that could be converted into 68,803,001 shares. During the period ended December 31 2008, certain investors converted $11,797 of convertibles note into 294,930 common shares at $0.04 per share; however, the conversion rate should have been $0.01.  At December 31, 2008, the Company owes an additional 12,248,173 shares to the investors related to the $11,797 converted during the period ended December 31, 2008 and the $151,512 converted during the period ended September 30, 2008.  The Company recorded a liability of $1,102,336, which is recorded in accrued expenses in the accompanying financial statements.  The change in the fair value of the shares was recorded as a change in fair value of beneficial conversion liability.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS 133as of June 6, 2007.

At December 31, 2008, the Company determined the fair value of the embedded conversion options to be $5,508,919 using the Black Sholes model with the following assumptions:

•	risk free rate of return of 0.37%;
•	volatility between of 161%;
•	dividend yield of 0%; and
•	expected term of 1.0 year.

Statement of Operations

For the three months ended December 31, 2008, the Company recorded an additional $3,835,073 as a gain on change in fair value of beneficial conversion liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the $3,835,073 decrease in fair value of the beneficial conversion liability.

The following table shows the effect of each of the changes discussed above on the Company’s balance sheet, statement of operation, statement of stockholders’ equity, and statement of cash flows for the three months ended December 31, 2008.

	As Previously Stated	Beneficial Conversion Features	Warrants and Options	As Restated December 31, 2008
Balance Sheet
Accrued expenses	$2,842,435	$1,102,336	$-	$3,944,771
Warrant and option liability	1,844,207	-	2,769,552	4,613,759
Beneficial conversion feature liability	-	5,508,919	-	5,508,919
Additional paid in capital	12,979,393	-	(1,847,488)	11,131,905
Deficit accumulated during developmental stage	(20,944,751)	(6,611,255)	(922,064)	(28,478,070)

Statement of Operations (for the three months ended December 31, 2008)
Gain on change in fair value of warrant and option liability	$1,851,368	$-	$652,687	$2,504,055
Gain on change in fair value of beneficial conversion liability	26,000	3,835,073	-	3,861,073

Statement of Operations (since inception)
Gain on change in fair value of warrant and option liability	$7,069,608	$-	$(321,040)	$6,748,568
Gain on change in fair value of beneficial conversion liability	1,426,767	28,093,103	-	29,519,870
General and administrative expense	21,396,823	3,787,032	83,855	25,267,710
Interest expense and financing costs	(2,393,883)	(30,536,702)	(897,793)	(33,828,378)

Statement of Cash Flows (for the three months ended December 31, 2008)
Net loss	$948,905	$3,835,073	$652,687	$5,436,665
Gain on change in fair value of warrant and option liability	(1,851,368)	-	(652,687)	(2,504,055)
Gain loss on change in fair value of beneficial conversion liability	(26,000)	(3,835,073)	-	(3,861,073)

Statement of Cash Flows (since inception)
Net loss	$(20,944,751)	$(6,230,631)	$(1,302,688)	$(28,478,070)
Gain on change in fair value of warrant and option liability	(7,069,608)	-	321,040	(6,748,568)
Gain loss on change in fair value of beneficial conversion liability	(1,426,768)	(28,093,103)	-	(29,519,871)
Non cash compensation expense	-	3,787,032	83,855	3,870,887
Non cash financing costs	-	30,536,702	897,793	31,434,495

Results of Operations

Three Months Ended December 31, 2008 Compared To Three Months Ended December 31, 2007

Revenues for the three months ended December 31, 2008 and 2007 were zero.  Although we received an order and deposit for two water treatment systems during the 2008 fiscal year, revenue from this order has not been recognized because the units have not been completed and delivered. The Company incurred operating expenses of $812,865 during the three months ended December 31, 2008, a decrease of $4,496,765 or approximately 85%, as compared to $5,309,630 for the three months ended December 31, 2007.  General and administrative expenses were $621,543 during the three months ended December 31, 2008, a decrease of $4,443,026 or approximately 88%, as compared to $5,064,569 for the three months ended December 31, 2007.  The decrease in general and administrative expenses contributed to the significant decrease in operating expenses. During the three months ended December 31, 2007, options and warrants having a value of $4,797,385 were issued to employees and consultants. During the three months ended December 31, 2008, options and warrants accounted for $248,752 of the total general and administrative expenses. Research and development expenses were $178,963 during the three months ended December 31, 2008, a decrease of $57,941 or approximately 24%, as compared to $236,904 for the three months ended December 31, 2007.  The decrease in research and development expenses resulted primarily from the reallocation of personnel for the design of the two water treatment systems ordered during the 2008 fiscal year.

Other income (expense) totaled $6,249,530 during the three months ended December 30, 2008, a decrease of $3,637,907 or approximately 37%, as compared to $9,887,437 for the three months ended December 31, 2007. The Company earned interest income of $3,591 during the three months ended December 31, 2008, an increase of $2,674 or 292%, as compared to $917 during the three months ended December 31, 2007.  The Company incurred interest expense and financing costs of $94,765 during the three months ended December 31, 2008, a decrease of $31,521 or approximately 25%, as compared to $126,286 for the three months ended December 31, 2007. The decrease in interest expense was due primarily to the amortization of the beneficial conversion features discount and warrant discount of the convertible debt securities during the three months ended December 31, 2007. Gain on change in fair value of warrant and option liability was $2,504,055 for the three months ended December 31, 2008, an increase of $325,550 or approximately 15%, as compared to $2,178,505 during the three months ended December 31, 2007. The gain on change in fair value for the three months ended December 31, 2008 represents the decrease in the fair value of the warrant and option liability. Gain on change in fair value of the beneficial conversion liability was $3,861,073 for the three months ended December 31, 2008, a decrease of $3,973,228 or approximately 51% as compared to $7,834,301 for the three months ended December 31, 2007. The decrease in the gain on change in beneficial conversion liability was due to the expiration of the expected term of the beneficial conversion feature and decrease in convertible notes that were outstanding as of December 31, 2008 compared to December 31, 2007. During the three months ended December 31, 2008 the Company recorded a write-off of property and equipment in the amount of $24,424. There were no comparable expenses recorded during the three months ended December 31, 2007.

As a result of these items, net income for the three months ended December 31, 2008 was $5,436,665, an increase of $859,758 or approximately 19% over net income of $4,576,907 for the three months ended December 31, 2007.

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

Operating Activities

During the three months ended December 31, 2008, the Company used $652,207 of cash in operating activities.  Non-cash adjustments included $12,359 for depreciation, $27,094 for amortization of warrant and beneficial conversion feature, $57,581 for write-off of property and equipment. Cash provided by operating activities included $199,660 in accounts payable, and $122,261 in accrued liabilities. Cash used in operating activities included $318,474 for inventory, $42,977 for other current assets, $2,504,055 for warrant and option liability, and $3,861,073 for beneficial conversion feature liability. Stock based compensation to employees was $208,244 and stock based compensation to nonemployees was $10,508.

During the three months ended December 31, 2007, the Company used $292,883 of cash in operating activities. Non-cash adjustments included $8,157 for depreciation, $405,651 for amortization of warrant and beneficial conversion feature, $380,440 for a write-off of beneficial conversion feature, and $46,125 for accrual of liquidated damages. Cash provided by operating activities included $187,455 in accounts payable and $79,331 in accrued expenses. Cash used in operating activities included $650 in other current assets, $2,178,505 in warrant liability, and $7,834,301 in beneficial conversion liability. Stock based compensation to employees was $1,791,360 and non-employees was $3,006,027.

Investing Activities

During the three months ended December 31, 2008 and 2007, the Company acquired property and equipment totaling $3,157 and $26,666, respectively.

Financing Activities

During the three months ended December 31, 2007, the Company used $51,596 in financing activities.  The Company made payments of $19,260 to officers for a loan payable, $5,000 to a related party for a note payable and $27,336 on an equity line of credit. During the three months ended December 31, 2008, cash was not provided by or used in financing activities.

As of December 31, 2008, the Company had an accumulated deficit of $28,478,070. Management anticipates that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

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

Going Concern Opinion

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2008, the Company has incurred cumulative losses of $28,478,070 including income for the three months ended December 31, 2008 of $5,436,665. As the Company has limited cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate financing to pay for its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to undertake additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements, which may significantly reduce the amount of cash the Company will have for its operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

Part II, Item 5.  Other Information.

Not applicable.

Part II, Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Letter dated October 14, 2008 to RJ Metal Co. re: equipment purchase(2)

10.2	Notice of Grant of Stock Option to David Ross(2)

10.3	Stock Option Agreement/David Ross(2)

10.4	Notice of Grant of Stock Option to Rodney Anderson(2)

10.5	Stock Option Agreement/Rodney Anderson(2)

10.6	Termination, Separation and Release Agreement dated November 11, 2008 between the registrant and Richard Papalian(3)

10.7	Notice of Grant of Stock Option to Richard Papalian(3)

10.8	Stock Option Agreement/Richard Papalian(3)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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

SIONIX CORPORATION

January 13, 2010	By:	/s/ David R. Wells
David R. Wells
President, Chief Financial Officer, and Principal Financial and Accounting Officer