Form 10-Q/A
period 2009-03-31
SIONIX CORP
filed 2010-01-13
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment Number 1)

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number: 002-95626-D

SIONIX CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0428526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 Ocean Park Blvd, Suite 339, Santa Monica, California	90405
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

Between October 17, 2006 and February 27, 2007 the Sionix Corporation issued 25 secured convertible promissory notes for total proceeds to the Company of $750,000 (“Convertible Notes 1”). Convertible Notes 1 could be converted into shares of the Company’s common stock at a conversion price of $0.05 per share Convertible Notes 1 contained a provision that would automatically adjust the conversion price if equity securities or instruments convertible into equity securities were issued at a conversion price less than $0.05.

On June 6, 2007, the Company issued 5 convertible promissory notes for a total of $86,000 (“Convertible Notes 2”).  No warrants were issued in connection with Convertible Notes 2. Convertible Notes 2 mature on December 31, 2008 and are convertible into common stock at $0.01 per share.

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

As a result of these transactions, we are filing amendment number 1 (“Amendment 1”) to our Form 10-Q (the “Original Report”) that was originally filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2009 for the period ended March 31, 2009.

The primary purpose of this Amendment 1 is to disclose the restatement of our financial statements for the three and six months ended March 31, 2009 and cumulative inception to date operations for March 31, 2009.  A complete discussion of the restatement is included in the section of this Amendment 1 titled “Management’s Discussion and Analysis or Plan of Operation” and in Note 17 to our financial statements for the period ended March 31, 2009.

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

During the period ended March 31, 2009, certain investors converted $11,797 of convertible notes into 294,930 common shares at $0.04 per share; however, the conversion rate should have been $0.01.  At March 31, 2009, the Company owes an additional 12,248,173 shares to the investors related to the $11,797 converted during the period ended March 31, 2009 and the $151,512 converted during the period ended September 30, 2008.  The Company recorded a liability of $979,854 which is recorded in accrued expenses in the accompanying financial statements.  The change in the fair value of the shares will be recorded as a change in fair value of beneficial conversion liability.

The following adjustments were made to our financial statements for the periods ended March 31, 2009:

	As Previously Stated	Beneficial Conversion	Warrants and		As Restated
	March 31, 2009	Options	Options	Reclassifications	March 31, 2009
Balance Sheet
Other assets	$34,165	$-	$-	$155,000	$189,165
Accrued expenses	2,734,069	979,854	-	155,000	3,868,923
Warrant and option liability	2,180,429	-	1,790,486	-	3,970,915
Beneficial conversion liability	-	4,740,412	-	-	4,740,412
Additional paid-in capital	13,383,049	-	(1,847,488)	-	11,535,561
Deficit accumulated during developmental stage	(21,869,332)	(5,720,266)	57,002	-	(27,532,596)

Statement of Operations (for the three months ended March 31, 2009)
Gain (loss) on change in fair value of warrant and option liability	$(219,981)	$-	$837,506	$-	$617,525
Gain on change in fair value of beneficial conversion liability	-	907,549	-	-	907,549

Statement of Operations (for the six months ended March 31, 2009)
Gain on change in fair value of warrant and option liability	$1,631,387	$-	$1,490,193	$-	$3,121,580
Gain on change in fair value of beneficial conversion liability	26,000	4,742,622	-	-	4,768,622

Statement of Operations (since inception)
Gain on change in fair value of warrant and option liability	$6,849,627	$-	$516,466	$-	$7,366,093
Gain on change in fair value of beneficial conversion liability	1,426,767	29,000,652	-	-	30,427,419
General and administrative expense	21,740,171	3,787,032	83,855	-	25,611,058
Interest expense and financing costs	(2,457,641)	(30,536,702)	(897,793)	-	(33,892,136)

Statement of Cash Flows (for the six months ended March 31, 2009)
Net income	$149,324	$4,742,622	$1,490,193	$-	$6,382,139
Gain on change in fair value of warrant and option liability	(1,631,387)	-	(1,490,193)	-	(3,121,580)
Gain on change in fair value of beneficial conversion liability	(26,000)	(4,742,622)	-	-	(4,768,622)

Statement of Cash Flows (since inception)
Net loss	$(21,744,332)	$(5,323,082)	$(465,182)	$-	$(27,532,596)
Gain on change in fair value of warrant and option liability	(6,849,627)	-	(516,466)	-	(7,366,093)
Gain on change in fair value of beneficial conversion liability	(1,426,768)	(29,000,652)	-	-	(30,427,420)
Non-cash compensation expense	-	3,787,032	83,855	-	3,870,887
Non-cash financing costs	-	30,536,702	897,793	-	31,434,495

Table of Contents

Part I - Financial Information

Item 1. Financial Statements	5

Balance Sheets as of March 31, 2009 (Unaudited) and September 30, 2008 (Restated)	5

Statements of Income (Operations) (Unaudited) for the three and six months ended March 31, 2009 and March 31, 2008 (Restated) and from inception (October 3, 1994) to March 31, 2009 (Restated)	6

Statement of Stockholders Equity (Deficit) (Unaudited) for the period from inception (October 3, 1994) to March 31, 2009 (Restated)	7

Statements of Cash Flows (Unaudited) for the three and six months ended March 31, 2009 and March 31, 2008 (Restated) and from inception (October 3, 1994) to March 31, 2009 (Restated)	8

Notes to unaudited condensed financial statements	9

Forward-Looking Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3. Quantitative and Qualitative Disclosures About Market Risk	65

Item 4T. Controls and Procedures	65

Part II – Other Information

Item 1. Legal Proceedings	66

Item 1A. Risk Factors	66

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3. Defaults Upon Senior Securities	67

Item 4. Submission of Matters to a Vote of Security Holders	68

Item 5. Other Information	68

Item 6. Exhibits	68

Signatures	69

Part I, Item 1.  Financial Statements.

SIONIX CORPORATION
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(Unaudited)
	(As Restated)	(As Restated)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,613	$1,220,588
Inventory	608,565	-
Other current assets	189,165	138,895
TOTAL CURRENT ASSETS	823,343	1,359,483

PROPERTY AND EQUIPMENT, net	77,543	87,101

DEPOSITS	28,495	33,095
TOTAL ASSETS	$929,381	$1,479,679

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$351,862	$259,355
Accrued expenses	3,868,923	4,312,844
Customer deposits	1,460,000	1,260,000
Liquidated damages liability	78,750	153,750
Notes payable – related parties	107,000	114,000
Convertible notes, net of debt discounts of $781,333	1,781,333	2,041,443
10% subordinated convertible notes, net of debt discounts of $0	425,000	400,796
Warrant and option liability	3,970,915	6,869,244
Beneficial conversion liability	4,740,412	8,881,272
TOTAL CURRENT LIABILITIES	16,784,195	24,292,704

STOCKHOLDERS' DEFICIT
Common stock (150,000,000 shares authorized; 141,303,906 and 141,822,006 shares issued and outstanding at March 31, 2009, respectively and 134,756,213 and 134,274,313 shares issued and outstanding at September 30, 2008, respectively)	141,821	134,274
Additional paid-in capital	11,535,561	10,841,007
Shares to be issued	400	126,429
Deficit accumulated during development stage	(27,532,596)	(33,914,735)
TOTAL STOCKHOLDERS' DEFICIT	(15,854,814)	(22,813,025)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$929,381	$1,479,679

The accompanying notes form an integral part of these unaudited condensed financial statements.

SIONIX CORPORATION
A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS
(UNAUDITED)
					Cumulative from
	For the three months		For the six months		Inception
	ended March 31,		ended March 31,		(October 3, 1994) to
	2009	2008	2009	2008	March 31, 2009
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	314,055	627,224	964,891	5,691,794	25,611,058
Research and development	178,265	329,028	357,229	565,932	3,394,102
Depreciation and amortization	7,615	8,157	15,104	16,314	572,479
Total operating expenses	499,935	964,409	1,337,224	6,274,040	29,577,639
Loss from operations	(499,935)	(964,409)	(1,337,224)	(6,274,040)	(29,577,639)

Other income (expense)
Interest income	277	366	3,868	1,279	70,242
Interest expense and financing costs	(63,758)	(554,065)	(158,523)	(680,350)	(33,892,136)
Gain on change in fair value of warrant and option liability	617,525	1,765,338	3,121,580	3,943,843	7,366,093
Gain on change in fair value of beneficial conversion liability	907,549	11,088,577	4,768,622	18,922,878	30,427,419
Impairment of intangibles	-	-	-	-	(1,267,278)
Inventory obsolescence	-	-	-	-	(365,078)
Legal settlement	-	-	-	-	344,949
Loss on settlement of debt	(16,184)	-	(16,184)	-	(371,595)
Loss on lease termination	-	(129,166)	-	(129,166)	(129,166)
Write-off of property and equipment	-	-	-	-	(125,015)
Total other income	1,445,409	12,171,050	7,719,363	22,058,484	2,058,435
Income (loss) before income taxes	945,474	11,206,641	6,382,139	15,784,444	(27,519,204)
Income taxes	-		-	900	13,392
Net income (loss)	$945,474	$11,206,641	$6,382,139	$15,783,544	$(27,532,596)

Basic income per share	$0.01	$0.10	$0.05	$0.15
Dilutive income per share	$0.01	$0.10	0.05	$0.15

Basic weighted average number of
shares of common stock outstanding	136,973,884	107,494,374	136,277,277	107,494,374
Dilutive weighted average number of
shares of common stock outstanding	136,973,884	107,494,374	136,277,277	107,494,374

The accompanying notes form an integral part of these unaudited condensed financial statements.

SIONIX CORPORATION
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 3, 1994 (INCEPTION) TO MARCH 31, 2009
(UNAUDITED)

								Deficit	Total
	Common Stock		Additional	Shares	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Receivable	Cancelled	Fees	Inception	(Deficit)

Stock issued for cash, October 3, 1994	10,000	$10	$90	$-	$-	$-	$-	$-	$100
Net loss	-	-	-	-	-	-	-	(1,521)	(1,521)
Balance at December 31, 1994	10,000	10	90	-	-	-	-	(1,521)	(1,421)
Shares issued for assignment rights	1,990,000	1,990	(1,990)	-	-	-	-	-	-
Shares issued for services	572,473	572	135,046	-	-	-	-	-	135,618
Shares issued for debt	1,038,640	1,038	1,164,915	-	-	-	-	-	1,165,953
Shares issued for cash	232,557	233	1,119,027	-	-	-	-	-	1,119,260
Shares issued for subscription receivable	414,200	414	1,652,658	-	(1,656,800)	-	-	-	(3,728)
Shares issued for productions costs	112,500	113	674,887	-	(675,000)	-	-	-	-
Net loss	-	-	-	-	-	-	-	(914,279)	(914,279)
Balance at December 31, 1995	4,370,370	4,370	4,744,633	-	(2,331,800)	-	-	(915,800)	1,501,403
Shares issued for reorganization	18,632,612	18,633	(58,033)	-	-	-	-	-	(39,400)
Shares issued for cash	572,407	573	571,834	-	-	-	-	-	572,407
Shares issued for services	24,307	24	24,283	-	-	-	-	-	24,307
Net loss	-	-	-	-	-	-	-	(922,717)	(922,717)
Balance at September 30, 1996	23,599,696	23,600	5,282,717	-	(2,331,800)	-	-	(1,838,517)	1,136,000
Shares issued for cash	722,733	723	365,857	-	-	-	-	-	366,580
Shares issued for services	274,299	274	54,586	-	-	-	-	-	54,860
Cancellation of shares	(542,138)	(542)	(674,458)	-	675,000	-	-	-	-
Net loss	-	-	-	-	-	-	-	(858,915)	(858,915)
Balance at September 30, 1997	24,054,590	24,055	5,028,702	-	(1,656,800)	-	-	(2,697,432)	698,525
Shares issued for cash	2,810,000	2,810	278,190	-	-	-	-	-	281,000
Shares issued for services	895,455	895	88,651	-	-	-	-	-	89,546
Shares issued for compensation	2,200,000	2,200	217,800	-	-	-	-	-	220,000
Cancellation of shares	(2,538,170)	(2,538)	(1,534,262)	-	1,656,800	-	-	-	120,000
Net loss	-	-	-	-	-	-	-	(1,898,376)	(1,898,376)
Balance at September 30, 1998	27,421,875	27,422	4,079,081	-	-	-	-	(4,595,808)	(489,305)
Shares issued for compensation	3,847,742	3,847	389,078	-	-	-	-	-	392,925
Shares issued for services	705,746	706	215,329	-	-	-	-	-	216,035
Shares issued for cash	9,383,000	9,383	928,917	-	-	-	-	-	938,300
Net loss	-	-	-	-	-	-	-	(1,158,755)	(1,158,755)
Balance at September 30, 1999	41,358,363	41,358	5,612,405	-	-	-	-	(5,754,563)	(100,800)
Shares issued for cash	10,303,500	10,304	1,020,046	-	-	-	-	-	1,030,350
Shares issued for compensation	1,517,615	1,518	1,218,598	-	-	-	-	-	1,220,116
Shares issued for services	986,844	986	253,301	-	-	-	-	-	254,287
Net loss	-	-	-	-	-	-	-	(2,414,188)	(2,414,188)
Balance at September 30, 2000	54,166,322	54,166	8,104,350	-	-	-	-	(8,168,751)	(10,235)
Shares issued for services	2,517,376	2,517	530,368	-	-	-	(141,318)	-	391,567
Shares issued for cash	6,005,000	6,005	594,495	-	-	-	-	-	600,500
Shares to be issued for cash (100,000 shares)	-	-	-	10,000	-	-	-	-	10,000
Shares to be issued for debt (639,509 shares)	-	-	-	103,295	-	-	-	-	103,295
Net loss	-	-	-	-	-	-	-	(1,353,429)	(1,353,429)
Balance at September 30, 2001	62,688,698	62,688	9,229,213	113,295	-	-	(141,318)	(9,522,180)	(258,302)
Shares issued for services	1,111,710	1,112	361,603	-	-	-	54,400	-	417,115
Shares issued as a contribution	100,000	100	11,200	-	-	-	-	-	11,300
Shares issued for compensation	18,838	19	2,897	-	-	-	-	-	2,916
Shares issued for cash	16,815,357	16,815	1,560,782	(10,000)	-	-	-	-	1,567,597
Shares issued for debt	1,339,509	1,340	208,639	(103,295)	-	-	-	-	106,684
Shares to be issued related to equity
financing (967,742 shares)	-	-	(300,000)	300,000	-	-	-	-	-
Cancellation of shares	(7,533,701)	(7,534)	-	-	-	-	-	-	(7,534)
Net loss	-	-	-	-	-	-	-	(1,243,309)	(1,243,309)
Balance at September 30, 2002	74,540,411	74,540	11,074,334	300,000	-	-	(86,918)	(10,765,489)	596,467
Shares issued for services	2,467,742	2,468	651,757	(300,000)	-	-	-	-	354,225
Shares issued for capital equity line	8,154,317	8,154	891,846	-	-	-	-	-	900,000
Amortization of consulting fees	-	-	-	-	-	-	86,918	-	86,918
Cancellation of shares	(50,000)	(50)	50	-	-	-	-	-	-
Shares to be cancelled (7,349,204 shares)	-	-	7,349	-	-	(7,349)	-	-	-
Net loss	-	-	-	-	-	-	-	(1,721,991)	(1,721,991)
Balance at September 30, 2003	85,112,470	85,112	12,625,336	-	-	(7,349)	-	(12,487,480)	215,619
Shares issued for capital equity line	19,179,016	19,179	447,706	-	-	-	-	-	466,885
Shares issued for services	5,100,004	5,100	196,997	-	-	-	(13,075)	-	189,022
Share to be issued for cash (963,336 shares)	-	-	-	28,900	-	-	-	-	28,900
Shares to be issued for debt (500,000 shares)	-	-	-	15,000	-	-	-	-	15,000
Cancellation of shares	(7,349,204)	(7,349)	-	-	-	7,349	-	-	-
Issuance of warrants related to 2004 stock purchase	-	-	24,366	-	-	-	-	-	24,366
Net loss	-	-	-	-	-	-	-	(1,593,135)	(1,593,135)
Balance at September 30, 2004	102,042,286	102,042	13,294,405	43,900	-	-	(13,075)	(14,080,615)	(653,343)
Amortization of consulting fees	-	-	-	-	-	-	13,075	-	13,075
Net loss	-	-	-	-	-	-	-	(722,676)	(722,676)
Balance at September 30, 2005	102,042,286	102,042	13,294,405	43,900	-	-	-	(14,803,291)	(1,362,944)
Net loss	-	-	-	-	-	-	-	(1,049,319)	(1,049,319)
Balance at September 30, 2006	102,042,286	102,042	13,294,405	43,900	-	-	-	(15,852,610)	(2,412,263)
Stock issued for consulting	4,592,915	4,593	80,336	-	-	-	-	-	84,929
Reclassification to warrant and option liability	-	-	(2,277,013)	-	-	-	-	-	(2,277,013)
Net loss	-	-	-	-	-	-	-	(33,612,516)	(33,612,516)
Balance at September 30, 2007, restated	106,635,201	106,635	11,097,728	43,900	-	-	-	(49,465,126)	(38,216,863)
Conversion of note payable into common stock	17,149,359	17,149	886,633	-	-	-	-	-	903,782
Common stock issued for services	1,539,750	1,540	254,330	-	-	-	-	-	255,870
Common stock issued for cash	8,950,003	8,950	784,550	(43,500)	-	-	-	-	750,000
Common stock to be issued for cash	-	-	-	126,029	-	-	-	-	126,029
Issuance of warrants with stock	-	-	(2,182,234)		-	-	-	-	(2,182,234)
Net income	-	-	-	-	-	-	-	15,550,391	15,550,391
Balance at September 30, 2008, restated	134,274,313	134,274	10,841,007	126,429	-	-	-	(33,914,735)	(22,813,025)
Conversion of note payable into common stock	6,114,221	6,114	444,958	-	-	-	-	-	451,072
Common stock issued for services	600,139	600	125,429	(126,029)	-	-	-	-	-
Common stock issued for property and equipment	833,333	833	124,167	-	-	-	-	-	125,000
Net income	-	-	-	-	-	-	-	6,382,139	6,382,139
Balance at March 31, 2009, restated	141,822,006	$141,821	$11,535,561	$400	$-	$-	$-	$(27,532,596)	$(15,854,814)

The accompanying notes form an integral part of these unaudited condensed financial statements.

SIONIX CORPORATION
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS
(UNAUDITED)
			Cumulative
			from
	For the Six Months		Inception
	Ended March 31,		(October 3, 1994) to
	2009	2008	March 31, 2009
	(As Restated)	(As Restated)	(As Restated)

OPERATING ACTIVITIES:
Net income (loss)	$6,382,139	$15,783,544	$(27,532,596)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	15,104	16,314	659,396
Amortization of beneficial conversion features discount and
warrant discount	27,094	833,775	2,074,433
Stock based compensation expense - employee	116,241	1,791,360	3,795,143
Stock based compensation expense - consultant	248,752	3,171,049	6,899,343
Gain on change in fair value of warrant and option liability	(3,121,580)	(3,943,843)	(7,366,093)
Gain on change in fair value of beneficial conversion liability	(4,768,622)	(18,922,878)	(30,427,420)
Non-cash compensation costs	-	-	3,870,887
Non-cash financing costs	-	-	31,434,495
Impairment of assets	-	-	514,755
Write-down of obsolete assets	-	-	38,862
Impairment of intangible assets	-	-	1,117,601
Loss on settlement of debt	16,184	-	400,761
Loss on termination of lease	-	129,166	129,166
Write-off of beneficial conversion features	-	(380,440)	(576,000)
Stock issued for services and rent	-	-	114,850
Accrual of liquidated damages	-	138,375	153,750
Other	-	-	(799,044)
(Increase) decrease in assets:
Inventory	(608,565)	-	(608,565)
Other current assets	12,230	(33,650)	(34,165)
Other assets	(150,400)	-	(128,495)
Increase (decrease) in liabilities:
Accounts payable	92,508	345,724	508,027
Accrued expenses	189,486	174,508	2,834,698
Customer deposits	344,486	-	1,460,000
Net cash used in operating activities	(1,194,429)	(896,996)	(11,466,211)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,546)	(29,164)	(473,553)
Acquisition of patents	-	-	(158,212)
Net cash used in investing activities	(5,546)	(29,164)	(631,765)

FINANCING ACTIVITIES:
Payment on notes payable to officer	-	(19,260)	(218,502)
Proceeds from notes payable, related party	-	-	457,433
Payments on notes payable to related party	-	(5,000)	(15,000)
Receipt from (payments to) equity line of credit	-	(27,336)	428,664
Proceeds from convertible notes payable	-	-	2,861,000
Proceeds from 10% subordinated notes payable	-	425,000	425,000
Issuance of common stock	5,000	-	8,184,594
Receipt of cash for stock to be issued	-	283,000	400
Net cash provided by financing activities	5,000	656,404	12,123,589

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,194,975)	(269,756)	25,613

CASH AND CASH EQUIVALENTS, BEGINNING	1,220,588	372,511	-
CASH AND CASH EQUIVALENTS, ENDING	$25,613	$102,755	$25,613

SUPPLEMENTAL INFORMATION:
Cash and cash equivalents paid for interest	$-	$-	$-
Cash and cash equivalents paid for taxes	$-	$-	$-

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

NOTE 2 SUMMARYOF SIGNIFICANT ACCOUNTING POLICIES

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

During the three and six months ended March 31, 2009 and 2008, the Company had net income; however, the net income was due to the change in the fair value of the warrant and option liability and in the change in the fair value of the beneficial conversion liability. If these securities had been converted at the beginning of the period, then the Company would have realized a loss for the nine month period ended June 30, 2008.  As such, these securities are determined to be anti-dilutive and the number of shares used to determine the basic and dilutive earnings per share is the same.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2009			2008
	Net		Per	Net		Per
	Income	Shares	Share	Income	Shares	Share
Basic Earnings Per Share
Net (Loss) Income Available to Stockholders	$945,474	136,973,884	$0.01	$11,206,641	107,494,374	$0.10
Effect of Dilutive Securities		-	-	-	-	-
Diluted Earnings Per Share	945,474	136,973,884	$0.01	$11,206,641	107,494,374	$0.10

	For the Six Months Ended March 31,
	2009			2008
	Net		Per	Net		Per
	Income	Shares	Share	Income	Shares	Share
Basic Earnings Per Share
Net Loss Available to Stockholders	$6,382,139	136,277,277	$0.00	$15,783,544	107,494,374	$0.15
Effect of Dilutive Securities			-	-	-	-
Diluted Earnings Per Share	$6,382,139	136,277,277	$0.00	$15,783,544	107,494,374	$0.14)

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

RELATED PARTY TRANSACTION

On October 14, 2008, the Company entered into an agreement to purchase machinery and equipment with a fair value of $125,000 from RJ Metal, Co. The Company issued 833,333 shares of Common Stock as payment.  The purchase qualified as a related party transaction because the Company’s interim Chief Executive Officer, who is also a director, is also a director, officer and significant stockholder of RJ Metal, Co.

RECLASSIFICATIONS

Certain items in the prior year financial statements have been reclassified to conform to the current period’s presentation. These reclassifications have no effect on the previously reported net loss.

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31,	September 30,
	2009	2008
	(Unaudited)
Machinery and equipment	$271,972	$266,426
Furniture and fixtures	41,176	41,176
Leasehold improvement	1,695	1,695
TOTAL PROPERTY AND EQUIPMENT	314,843	309,296
Less accumulated depreciation	(237,300)	(222,195)

NET PROPERTY AND EQUIPMENT	$77,543	$87,101

Depreciation expenses for the three and six months ended March 31, 2009 were $7,615 and $15,104, respectively. Depreciation expenses for the three and six months ended March 31, 2008 were $8,157 and $16,314, respectively

NOTE 4 ACCRUED EXPENSES (RESTATED)

Accrued expenses consisted of the following at:

	March 31,	September 30,
	2009	2008
	(Unaudited)
Accrued salaries	$1,474,785	$1,493,444
Advisory board compensation	576,000	576,000
Auto allowance accruals	104,785	94,408
Interest payable	346,957	272,016
Other accruals	1,366,396	1,876,976

TOTAL ACCRUED EXPENSES	$3,868,923	$4,312,844

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

The fair value of the embedded beneficial conversion features was $750,000 at the date of issuance using the Black-Scholes valuation model   with the following assumptions: risk free rate of return ranging from 2.02% to 5.09%; volatility ranging from 268% to 275%; dividend yield of 0%; and expected term of 1.5 years.

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

For the three and six months ended March 31, 2009, interest expense was $13,083 and $26,638, respectively, which was included in the other income (expense) section of the statement of operations.

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

The fair value of the embedded beneficial conversion features was $86,000 at the date of issuance using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 4.96%; volatility of 259.58%; dividend yield of 0% and expected term of 1.5 years.

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

The fair value of the warrants was $741,341 at the date of issuance calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return ranging from  4.96% to 5.02%; volatility ranging from 219.89% to 226.04%; dividend yield of 0%; and expected term of 5 years.   As a result, the relative fair value of the warrants was $430,189.

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

The fair value of the embedded beneficial conversion features was $594,811 at the date of issuance using the Black-Scholes valuation model   with the following assumptions: risk free rate of return ranging from  4.96% to 5.02%; volatility ranging from 219.89% to 226.04%; dividend yield of 0%; and expected term of 1 year.

Southridge acted as the Company’s agent in arranging the transaction and received a placement fee of $102,500. Southridge also received warrants to purchase 465,909 shares of the Company’s Common Stock on the same terms and conditions as the warrants issued to the purchasers. The Company recorded the placement fees as an expense. The grant date fair value of the warrants amounted to $124,060 and was calculated using the Black-Scholes valuation model, using the following assumptions: risk free rate of return of 5.01%, volatility of 226.04%, dividend yield of 0% and expected term of 5 years.

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

The grant date fair value of the warrants was determined to be $125,462 which was calculated using the Black-Scholes valuation model, using the following assumptions: risk free rate of return ranging from 2.64% to 3.26%, volatility ranging from 97.08% to 98.27%, dividend yield of 0%; and expected life of 6 years. As a result, the relative fair value of the warrants was determined to be $96,814.

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

In accordance with EITF 00-19, the options were reclassified as of July 17, 2007 from additional paid-in capital to warrant liability on the balance sheet, at the fair value of $2,271,879 using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and expected term of 3.67 years.

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

The fair value of the options was $251,036 as of March 31, 2009, calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and expected term of 2.00 years.

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

The fair value of the warrants was $554,249 ($430,189 attributable to the holders of the Convertible Notes 3 and $124,060 attributable to the placement fee) at the date of issuance calculated using the Black-Scholes valuation model   with the following assumptions: risk free rate of return ranging from 4.96% to 5.02%; volatility ranging from 219.89% to 226.04%; dividend yield of 0%; and expected term of 5 years.

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

The fair value of the warrants was determined to be $96,411 ($79,391 attributable to the holders of the Convertible Notes 3 and $17,020 attributable to the placement fee) as of March 31, 2009, which was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and expected term of 3.17 to 3.25 years.

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

The fair value of the warrant was $32,394 at the date of issuance and was calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 3.93%, volatility of 116.99%, dividend yield of 0% and expected term of 5 years.

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

The fair value of the warrant was determined to be $6,353 as of March 31, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and expected term of 3.50 years.

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

The fair value of the warrants was $1,557,705 at the date of issuance and was calculated using the Black-Scholes option valuation model with the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yields of 0% and expected term of 5 years.

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

The fair value of the warrants was determined to be $378,136 as of March 31, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and expected term of 3.67 years.

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

The fair value of the option was determined to be $43,766 as of March 31, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and expected term of 3.67 years.

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

The fair value of the option was determined to be $43,766 as of March 31, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and expected term of 3.67 years.

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

The fair value of the option was determined to be $128,388 as of March 31, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and expected term of 3.67 years.

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

The fair value of the warrant was determined to be $373,729 as of March 31, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and expected term of 3.67 years.

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

The fair value of the warrants was determined to be $96,814 at the date of issuance, which was calculated using the Black-Scholes valuation model, using the following assumptions: risk free rate of return of 2.64% to 3.26%, volatility ranging from 97.08% to 98.27%, dividend yield of 0% and expected life of six years.

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

The fair value of the warrants was determined to be $36,060 as of March 31, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and expected term of 4.83 years.

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

The fair value of the warrants was determined to be $483,476 at the date of issuance, which was calculated using the Black-Scholes valuation model, using the following assumptions: risk free rate of return ranging from 1.32% to 2.17%; volatility ranging from 72.4% to 77.86%; dividend yield of 0%; and expected term of 3 years.

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

The fair value of the warrants was determined to be $348,642 as of March 31, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and expected term of 1.92 to 2.08 years.

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

The fair value of the warrant was $60,645 at the date of issuance and was calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 2.36%, expected volatility of 74.90%, dividend yields of 0% and expected term of 6 years.

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

The fair value of the warrant was determined to be $23,910 as of March 31, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and expected term of 5.17 years.

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

The fair value of the warrant was $51,582 at the date of issuance and was calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 2.30%, expected volatility of 71.69%, dividend yield of 0% and expected term of 5 years.

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

The fair value of the warrant was determined to be $24,136 as of March 31, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and expected term of 4.25 years.

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

The fair value of the warrant was $51,582 at the date of issuance and was calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 2.30%, expected volatility of 71.69%, dividend yield of 0% and expected term of 5 years.

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

The fair value of the warrant was determined to be $24,136 as of March 31, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and expected term of 4.25 years.

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

The fair value of the warrant was $82,779 at the date of issuance and was calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 2.27%, expected volatility of 70.18%, dividend yield of 0% and expected term of 6 years.

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

The fair value of the warrant was determined to be $38,571 as of March 31, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and expected term of 5.25 years.

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

The fair value of the warrant was $144,641 at the date of issuance and was calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 2.01%, expected volatility of 78.92%, dividend yield of 0% and expected term of 5 years.

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

The fair value of the warrant was determined to be $74,171 as of March 31, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and expected term of 4.42 years.

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

The fair value of the option was $238,244 at the date of issuance, which was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 1.16%; volatility of 89.31%; dividend yield of 0%; and expected term of 5 years.

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

The fair value of the option was determined to be $177,019 as of March 31, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and expected term of 4.58 years.

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

The fair value of the vested options was $41,847 at the date of issuance, which was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.58%; volatility of 109.22%; dividend yield of 0%; and expected term of 5 years.

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

The fair value of the vested options was determined to be $40,392 as of March 31, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and expected term of 4.58 years.

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

The fair value of the vested options was $29,060 at the date of issuance, which was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.58%; volatility of 109.22%; dividend yield of 0%; and expected term of 5 years.

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

The fair value of the vested options was determined to be $28,050 as of March 31, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and expected term of 4.58 years.

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

The fair value of the vested options was $45,334 at the date of issuance, which was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.58%; volatility of 109.22%; dividend yield of 0%; and expected term of 5 years.

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

The fair value of the vested options was determined to be $43,758 as of March 31, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.57%; volatility of 109.22%; dividend yield of 0%; and expected term of 4.58 years.

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

The fair value of the embedded beneficial conversion features was $1,430,811 at the date of issuance using the Black-Scholes valuation model   with the following assumptions: risk free rate of return ranging from 2.02% to 5.09%; volatility ranging from 108.5% to 274.86%; dividend yield of 0%; and expected term of 1 to 1.5 years.

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

The Company has 150,000,000 authorized shares of Common Stock, par value $0.001 per share.  As of March 31, 2009 and September 30, 2008, the Company had 142,303,906 and 134,756,213 shares of Common Stock issued, respectively. As of September 30, 2009 and 2008, there were 481,900 shares of Common Stock subject to cancellation. Subsequent to cancellation, the total outstanding shares of Common Stock would be 141,822,006 and 134,274,313, respectively.

During the six months ended March 31, 2009 the Company issued 5,614,221 shares of Common Stock for the payment of $263,000 of debt, $54,672 of accrued interest, $7 of late fees and penalties and $75,000 of liquidated damages at conversion prices between $0.04 and $0.15. The Company also issued 500,000 shares of Common Stock for the settlement of outstanding debt due to a related party of $7,000 in principal and accrued interest of $1,816 and the receipt of $5,000 in cash. Additionally, the Company issued 833,333 shares of common stock for $125,000 for machinery and equipment from RJ Metal Co. Lastly, the Company issued 600,139 shares of Common Stock to legal counsel for services having a value of $60,014.  The fair value of the Common Stock on the date of issuance was $126,029.

STOCK OPTIONS

A summary of the Company’s option activity is listed below:

	Weighted
	Average		Aggregate
	Exercise	Number	Intrinsic
	Price	of Options	Value

Outstanding at October 1, 2008	$0.19	17,573,452	$-
Granted	0.15	7,333,650	-
Expired	-	-	-
Forfeited	0.25	(5,605,786)	-
Exercised	-	-	-
Outstanding at March 31, 2009	$0.19	19,301,316	$-

Options outstanding as of March 31, 2009:

Weighted
Average
			Remaining	Weighted Average
Exercise	Options	Options	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable

$0.15 - $0.25	19,301,316	17,384,491	3.47	$0.19	$0.20

					Weighted
					Average
	Outstanding		Exercisable		Remaining
Option		Exercise		Exercise	Contractual
Holder	Amount	Price	Amount	Price	Life

2001 Executive Officers Stock Option Plan	7,034,140	$0.15	7,034,140	$0.15	2.00
Director	1,000,000	0.25	1,000,000	0.25	3.67
Former Chief Financial Officer	1,000,000	0.25	1,000,000	0.25	3.67
Former Chief Executive Officer	2,933,526	0.25	2,933,526	0.25	3.67
Former Chief Executive Officer	3,500,000	0.25	3,500,000	0.25	4.58
Director	1,380,114	0.15	690,057	0.15	4.92
Director	958,412	0.15	479,206	0.15	4.92
Employee	1,495,124	0.15	747,562	0.15	4.92

STOCK WARRANTS

A summary of the Company’s warrant activity is listed below:

Weighted
	Average		Aggregate
	Exercise	Number	Intrinsic
	Price	of Options	Value

Outstanding at October 1, 2008	$0.20	42,849,099	$-
Granted	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2009	$0.20	42,849,099	$-

Warrants outstanding as of March 31, 2009:

Weighted
Average
			Remaining	Weighted Average
Exercise	Warrants	Options	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable

$0.10 - $0.40	42,849,099	39,515,766	3.12	$0.20	$0.20

					Weighted
					Average
	Outstanding		Exercisable		Remaining
Warrant		Exercise		Exercise	Contractual
Holder	Amount	Price	Amount	Price	Life

Convertible Notes 3	2,795,454	$0.30	2,795,454	$0.30	3.25
Richardson & Patel LLP	150,000	0.25	150,000	0.25	3.50
Advisory Board Members	8,640,000	0.25	8,640,000	0.25	3.67
Consultant	8,539,312	0.25	8,539,312	0.25	3.67
10% Subordinated Notes Payable	850,000	0.40	850,000	0.40	4.83
Stockholders	15,000,000	0.10	15,000,000	0.10	2.02
Richardson & Patel LLP	400,000	0.15	400,000	0.15	5.17
Director	500,000	0.25	500,000	0.25	4.25
Director	500,000	0.25	500,000	0.25	4.25
Richardson & Patel LLP	641,000	0.15	641,000	0.15	5.25
Advisory Board Member	1,500,000	0.25	1,500,000	0.25	4.42
Debt Financing	3,333,333	0.30	-	0.30	4.33

NOTE 12 GOING CONCERN (Restated)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2009, the Company has incurred cumulative losses of $27,532,596 including net income for the six months ended March 31, 2009 of $6,382,139. As the Company has no cash flow from operations,  its  ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

In accordance with EITF 00-19, the options were reclassified as of July 17, 2007 from additional paid-in capital to warrant liabilities on the balance sheet, at the fair value of $2,271,879. The value was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and expected term of 3.67 years.

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

The fair value of the options was determined to be $457,114 as of March 31, 2008 and was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and expected term of 3 years.

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

The fair value of the monthly embedded beneficial conversion features was determined to be $576,000 as of September 30, 2007, and was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and expected term of 2.08 to 4.42 years.

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

The fair value of the warrants was determined to be $24,366 at the date of issuance which was calculated using the Black-Scholes valuation model   with the following assumptions: risk free rate of return ranging from 1.21% to 2.14%; volatility ranging from 141.91% to 170.27%; dividend yield of 0%; and expected term of 5 years. The warrants were considered an expense prior to October 1, 2006. Therefore, $24,366 was recorded to additional paid-in capital and deficit accumulated during development stage.

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

In accordance with EITF 00-19, the warrants were reclassified as of July 17, 2007 from additional paid-in capital to warrant liabilities on the balance sheet at the fair value of $70,029, which was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and expected term of .08 years.

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

Beneficial Conversion Features

As of March 31, 2008, the Company had Convertible Bridge Notes outstanding totaling $1,811,000, which were issued between October 17, 2006 and July 17, 2007. The bridge notes included an embedded beneficial conversion feature that allowed the holders of the convertible notes to convert their notes into shares of Common Stock at rates between $0.01 and $0.22. The bridge notes mature between June 17, 2008 and December 31, 2008. The bridge notes accrue interest at rates between 8% and 10%, and any accrued but unpaid interest is also convertible by the holder of the bridge notes into shares of Common Stock at the same rate.

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

The fair value of the monthly embedded beneficial conversion features was determined to be $874,882 as of March 31, 2008, which was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and expected term of .08 to .33 years.

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

The fair value of the warrants was determined to be $135,950 as of March 31, 2008, and was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and expected term of 4.17 to 4.25 years.

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

The fair value of the warrant was determined to be $1,448,321 at the date of issuance and was calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 3.26%, expected volatility of 98.01%, dividend yields of 0% and expected term of 5 years.

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

The fair value of the warrant was determined to be $543,267 as of March 31, 2008, and was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and expected term of 4.67 years.

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

Balance Sheet

The fair value of the option was determined to be $1,448,321 at the date of issuance, and was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 3.26%; volatility of 98.01%; dividend yield of 0%; and expected term of 5 years.

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

The fair value of the option was determined to be $543,267 as of March 31, 2008, and was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and expected term of 4.67 years.

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

The fair value of the option was determined to be $171,520 at the date of issuance and was calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 3.22%; expected volatility of 99.86%; dividend yield of 0%; and expected term of 5 years.

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

The fair value of the option was determined to be $63,620 as of March 31, 2008, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and expected term of 4.67 years.

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

The fair value of the option was determined to be $171,520 at the date of issuance and was calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 3.22%; expected volatility of 99.86%; dividend yield of 0%; and expected term of 5 years.

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

The fair value of the option was determined to be $63,620 as of March 31, 2008 using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and expected term of 4.67 years.

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

NOTE 17 RESTATEMENT

As discussed in Note 16 – RESTATEMENT, the Company restated its September 30, 2007 financial statements in response to a comment letter from the Securities and Exchange Commission.  However, the restatement did not properly account for certain derivative transactions, as discussed below, which resulted in the Company restating its September 30, 2007 financial statements for a third time and restating its September 30, 2008 financial statements.  Due to the items discussed below, the Company is also restating its March 31, 2009 financial statements.

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

On June 6, 2007, the Company issued 5 convertible promissory notes for a total of $86,000 (“Convertible Notes 2”).  No warrants were issued in connection with Convertible Notes 2. Convertible Notes 2 mature on December 31, 2008 and are convertible into common stock at $0.01 per share.

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

The Company analyzed the effect of the recalculation on the balance sheet and the statements of operations and cash flows as of March 31, 2009. The analysis and results were as follows:

Warrants and Options Liability

As of March 31, 2009, the Company had 42,849,099 warrants outstanding and 17,384,491 options outstanding that were vested at that date.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133) as of June 6, 2007.

At March 31, 2009, the Company determined the fair value of all warrants and options to be $2,763,660 and $1,207,255, respectively, using the Black-Scholes model with the following assumptions:

•	risk free rate of return between 0.57% and 1.67%;
•	volatility between 153% and 260%;
•	dividend yield of 0%; and
•	expected term between 1.95 years and 5.24 years.

Statement of Operations

For the three and six months ended March 31, 2009, the Company recorded $837,506 and an additional $1,490,193, respectively, as a gain on change in fair value of warrant and option liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the decrease in fair value of the warrant and option liability of $1,490,193.

Beneficial Conversion Liability

As of March 31, 2009, the Company had $781,333 in convertible notes that could be converted into 67,006,499 shares.  During the period ended March 31, 2009, certain investors converted $11,797 of convertible notes into 294,930 common shares at $0.04 per share; however, the conversion rate should have been $0.01.  At March 31, 2009, the Company owes an additional 12,248,173 shares to the investors related to the $11,797 converted during the period ended March 31, 2009 and the $151,512 converted during the period ended September 30, 2008.  The Company recorded a liability of $979,854, which is recorded in accrued expenses in the accompanying financial statements.  The change in the fair value of the shares will be recorded as a change in fair value of beneficial conversion liability.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS 133 as of June 6, 2007.

At March 31, 2009, the Company determined the fair value of the embedded conversion options to be $4,740,412 using the Black-Scholes model with the following assumptions:

•	risk free rate of return of 0.57%;
•	volatility between of 180%;
•	dividend yield of 0%; and
•	expected term of 0.75 years.

Statement of Operations

For the three and six months ended March 31, 2009, the Company recorded $907,549 and an additional $4,742,622, respectively, as a gain on change in beneficial conversion liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the $4,742,622 change in fair value of the beneficial conversion liability.

The following table shows the effect of each of the changes discussed above on the Company’s balance sheet, statement of operation, and statement of cash flows for the three and six months ended March 31, 2009.

	As Previously Stated	Beneficial Conversion	Warrants and		As Restated
	March 31, 2009	Options	Options	Reclassifications	March 31, 2009
Balance Sheet
Other assets	$34,165	$-	$-	$155,000	$189,165
Accrued expenses	2,734,069	979,854	-	155,000	3,868,923
Warrant and option liability	2,180,429	-	1,790,486	-	3,970,915
Beneficial conversion liability	-	4,740,412	-	-	4,740,412
Additional paid-in capital	13,383,049	-	(1,847,488)	-	11,535,561
Deficit accumulated during developmental stage	(21,869,332)	(5,720,266)	57,002	-	(27,532,596)

Statement of Operations (for the three months ended March 31, 2009)
Gain (loss) on change in fair value of warrant and option liability	$(219,981)	$-	$837,506	$-	$617,525
Gain on change in fair value of beneficial conversion liability	-	907,549	-	-	907,549

Statement of Operations (for the six months ended March 31, 2009)
Gain on change in fair value of warrant and option liability	$1,631,387	$-	$1,490,193	$-	$3,121,580
Gain on change in fair value of beneficial conversion liability	26,000	4,742,622	-	-	4,768,622

Statement of Operations (since inception)
Gain on change in fair value of warrant and option liability	$6,849,627	$-	$516,466	$-	$7,366,093
Gain on change in fair value of beneficial conversion liability	1,426,767	29,000,652	-	-	30,427,419
General and administrative expense	21,740,171	3,787,032	83,855	-	25,611,058
Interest expense and financing costs	(2,457,641)	(30,536,702)	(897,793)	-	(33,892,136)

Statement of Cash Flows (for the six months ended March 31, 2009)
Net income	$149,324	$4,742,622	$1,490,193	$-	$6,382,139
Gain on change in fair value of warrant and option liability	(1,631,387)	-	(1,490,193)	-	(3,121,580)
Gain on change in fair value of beneficial conversion liability	(26,000)	(4,742,622)	-	-	(4,768,622)

Statement of Cash Flows (since inception)
Net loss	$(21,744,332)	$(5,323,082)	$(465,182)	$-	$(27,532,596)
Gain on change in fair value of warrant and option liability	(6,849,627)	-	(516,466)	-	(7,366,093)
Gain on change in fair value of beneficial conversion liability	(1,426,768)	(29,000,652)	-	-	(30,427,420)
Non-cash compensation expense	-	3,787,032	83,855	-	3,870,887
Non-cash financing costs	-	30,536,702	897,793	-	31,434,495

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

Warrant Liability. The Company calculates the fair value of warrants and options using the Black-Scholes valuation model. Assumptions used in the calculation include the risk free interest rate, volatility of the stock price, and dividend yield. Estimates used in the calculation include the expected term of the warrants or options.

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

In accordance with EITF 00-19, the options were reclassified as of July 17, 2007 from additional paid-in capital to warrant liabilities on the balance sheet, at the fair value of $2,271,879. The value was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and expected term of 3.67 years.

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

The fair value of the options was determined to be $457,114 as of March 31, 2008 and was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and expected term of 3 years.

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

The fair value of the monthly embedded beneficial conversion features was determined to be $576,000 as of September 30, 2007, and was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 4.05%; volatility of 126.94%; dividend yield of 0%; and expected term of 2.08 to 4.42 years.

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

The fair value of the warrants was determined to be $24,366 at the date of issuance which was calculated using the Black-Scholes valuation model   with the following assumptions: risk free rate of return ranging from 1.21% to 2.14%; volatility ranging from 141.91% to 170.27%; dividend yield of 0%; and expected term of 5 years. The warrants were considered an expense prior to October 1, 2006. Therefore, $24,366 was recorded to additional paid-in capital and deficit accumulated during development stage.

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

In accordance with EITF 00-19, the warrants were reclassified as of July 17, 2007 from additional paid-in capital to warrant liabilities on the balance sheet at the fair value of $70,029, which was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 5.02%; volatility of 219.89%; dividend yield of 0%; and expected term of .08 years.

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

The fair value of the monthly embedded beneficial conversion features was determined to be $874,882 as of March 31, 2008, which was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and expected term of .08 to .33 years.

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

The fair value of the warrants was determined to be $135,950 as of March 31, 2008, and was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and expected term of 4.17 to 4.25 years.

The decrease in the fair value of the warrants was determined to be $185,827 for the three months ended March 31, 2008, and recorded by decreasing warrant liabilities on the balance sheet by $185,827 ($143,242 related to the holders of the convertible bridge notes, and $42,585 related to the placement fee) .

The decrease in the fair value of the warrants was determined to be $363,982 for the six months ended March 31, 2008, and recorded by decreasing warrant liabilities on the balance sheet by $363,982 ($268,470 related to the holders of the convertible bridge notes, and $95,512 related to the placement fee) .

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

The fair value of the warrant was determined to be $1,448,321 at the date of issuance and was calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 3.26%; expected volatility of 98.01%; dividend yields of 0%; and expected term of 5 years.

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

The fair value of the warrant was determined to be $543,267 as of March 31, 2008, and was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and expected term of 4.67 years.

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

Balance Sheet

The fair value of the option was determined to be $1,448,321 at the date of issuance, and was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 3.26%; volatility of 98.01%; dividend yield of 0%; and expected term of 5 years.

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

The fair value of the option was determined to be $543,267 as of March 31, 2008, and was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and expected term of 4.67 years.

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

The fair value of the option was determined to be $171,520 at the date of issuance and was calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 3.22%; expected volatility of 99.86%; dividend yield of 0%; and expected term of 5 years.

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

The fair value of the option was determined to be $63,620 as of March 31, 2008, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and expected term of 4.67 years.

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

The fair value of the option was determined to be $171,520 at the date of issuance and was calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 3.22%; expected volatility of 99.86%; dividend yield of 0%; and expected term of 5 years.

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

The fair value of the option was determined to be $63,620 as of March 31, 2008 using the Black-Scholesvaluation model with the following assumptions: risk free rate of return of 1.56%; volatility of 72.53%; dividend yield of 0%; and expected term of 4.67 years.

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

Second Restatement for the Three and Six Months Ended March 31, 2009

The Company restated its September 30, 2007 financial statements in response to a comment letter from the Securities and Exchange Commission.  However, the restatement did not properly account for certain derivative transactions, as discussed below, which resulted in the Company restating its September 30, 2007 financial statements for a third time and restating its September 30, 2008 financial statements.  Due to the items discussed below, the Company is restating its March 31, 2009 financial statements.

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

The Company analyzed the effect of the recalculation on the balance sheet and the statements of operations and cash flows as of March 31, 2009. The analysis and results were as follows:

Warrants and Options Liability

As of March 31, 2009, the Company had 42,849,099 warrants outstanding and 17,384,491 options outstanding that were vested at that date.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133) as of June 6, 2007.

At March 31, 2009, the Company determined the fair value of all warrants and options to be $2,763,660 and $1,207,255, respectively, using the Black-Scholesmodel with the following assumptions:

•	risk free rate of return between 0.57% and 1.67%;
•	volatility between 153% and 260%;
•	dividend yield of 0%; and
•	expected term between 1.95 years and 5.24 years.

Statement of Operations

For the three and six months ended March 31, 2009, the Company recorded $837,506 and an additional $1,490,193, respectively, as a gain on change in fair value of warrant and option liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the decrease in fair value of the warrant and option liability of $1,490,193.

Beneficial Conversion Liability

As of March 31, 2009, the Company had $781,333 in convertible notes that could be converted into 67,006,499 shares. During the period ended March 31, 2009, certain investors converted $11,797 of convertible notes into 294,930 common shares at $0.04 per share; however, the conversion rate should have been $0.01.  At March 31, 2009, the Company owes an additional 12,248,173 shares to the investors related to the $11,797 converted during the period ended March 31, 2009 and the $151,512 converted during the period ended September 30, 2008.  The Company recorded a liability of $979,854, which is recorded in accrued expenses in the accompanying financial statements.  The change in the fair value of the shares will be recorded as a change in fair value of beneficial conversion liability.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS 133 as of June 6, 2007.

At March 31, 2009, the Company determined the fair value of the embedded conversion options to be $4,740,412 using the Black-Scholesmodel with the following assumptions:

•	risk free rate of return of 0.57%;
•	volatility between of 180%;
•	dividend yield of 0%; and
•	expected term of 0.75 years.

Statement of Operations

For the three and six months ended March 31, 2009, the Company recorded $907,549 and an additional $4,742,622, respectively, as a gain on change in beneficial conversion liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the $4,742,622 change in fair value of the beneficial conversion liability.

The following table shows the effect of each of the changes discussed above on the Company’s balance sheet, statement of operation, and statement of cash flows for the three and six months ended March 31, 2009.

	As Previously Stated	Beneficial Conversion	Warrants and		As Restated
	March 31, 2009	Options	Options	Reclassifications	March 31, 2009
Balance Sheet
Other assets	$34,165	$-	$-	$155,000	$189,165
Accrued expenses	2,734,069	979,854	-	155,000	3,868,923
Warrant and option liability	2,180,429	-	1,790,486	-	3,970,915
Beneficial conversion liability	-	4,740,412	-	-	4,740,412
Additional paid-in capital	13,383,049	-	(1,847,488)	-	11,535,561
Deficit accumulated during developmental stage	(21,869,332)	(5,720,266)	57,002	-	(27,532,596)

Statement of Operations (for the three months ended March 31, 2009)
Gain (loss) on change in fair value of warrant and option liability	$(219,981)	$-	$837,506	$-	$617,525
Gain on change in fair value of beneficial conversion liability	-	907,549	-	-	907,549

Statement of Operations (for the six months ended March 31, 2009)
Gain on change in fair value of warrant and option liability	$1,631,387	$-	$1,490,193	$-	$3,121,580
Gain on change in fair value of beneficial conversion liability	26,000	4,742,622	-	-	4,768,622

Statement of Operations (since inception)
Gain on change in fair value of warrant and option liability	$6,849,627	$-	$516,466	$-	$7,366,093
Gain on change in fair value of beneficial conversion liability	1,426,767	29,000,652	-	-	30,427,419
General and administrative expense	21,740,171	3,787,032	83,855	-	25,611,058
Interest expense and financing costs	(2,457,641)	(30,536,702)	(897,793)	-	(33,892,136)

Statement of Cash Flows (for the six months ended March 31, 2009)
Net income	$149,324	$4,742,622	$1,490,193	$-	$6,382,139
Gain on change in fair value of warrant and option liability	(1,631,387)	-	(1,490,193)	-	(3,121,580)
Gain on change in fair value of beneficial conversion liability	(26,000)	(4,742,622)	-	-	(4,768,622)

Statement of Cash Flows (since inception)
Net loss	$(21,744,332)	$(5,323,082)	$(465,182)	$-	$(27,532,596)
Gain on change in fair value of warrant and option liability	(6,849,627)	-	(516,466)	-	(7,366,093)
Gain on change in fair value of beneficial conversion liability	(1,426,768)	(29,000,652)	-	-	(30,427,420)
Non-cash compensation expense	-	3,787,032	83,855	-	3,870,887
Non-cash financing costs	-	30,536,702	897,793	-	31,434,495

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

Other income (expense) totaled $1,445,409 during the three months ended March 31, 2009, a decrease of $10,725,641 or approximately 88%, as compared to $12,171,050 for the three months ended March 31, 2008. The Company earned interest income of $277 during the three months ended March 31, 2009, a decrease of $89 or 24%, as compared to $366 during the three months ended March 31, 2008.  The Company incurred interest expense of $63,758 during the three months ended March 31, 2009, a decrease of $490,307 or approximately 88%, as compared to $554,065 for the three months ended March 31, 2008. The significant interest expense we incurred during the three months ended March 31, 2008 was due primarily to the amortization of the beneficial conversion features discount and warrant discount of the convertible debt securities, while during the three months ended March 31, 2009 there was a decrease in outstanding debt principal, which resulted in lower interest expenses. Gain on change in fair value of warrant and option liability was $617,525 for the three months ended March 31, 2009, a decrease of $1,147,813 or approximately 65%, as compared to $1,765,338 during the three months ended March 31, 2008. The gain on change in fair value for the three months ended March 31, 2009 represents the decrease in the fair value of the warrant and option liability. Gain on change in fair value of the beneficial conversion liability was $907,549 for the three months ended March 31, 2009, a decrease of $10,181,028 or approximately 92% as compared to $11,088,577 for the three months ended March 31, 2008. The decrease in the gain on change in beneficial conversion liability was due to the expiration of the expected term of the beneficial conversion feature and decrease in convertible notes that were outstanding as of March 31, 2009 compared to March 31, 2008. During the three months ended March 31, 2009 the Company recorded a loss on settlement of debt in the amount of $16,184 related to the conversion of notes payable and accrued interest into Common Stock. There were no comparable expenses recorded during the three months ended March 31, 2008. During the three months ended March 31, 2008 the Company recorded a loss on lease termination for $129,166 related to the termination of lease. There were no comparable expenses recorded during the three months ended March 31, 2009.

As a result of these items, net income for the three months ended March 31, 2009 was $945,474, a decrease of $10,261,167 or approximately 92% over the net income of $11,206,641 for the three months ended March 31, 2008.

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

Other income totaled $7,719,363 during the six months ended March 31, 2009, a decrease of $14,339,121 or approximately 65%, as compared to $22,058,484 for the six months ended March 31, 2008. The Company earned interest income of $3,868 during the six months ended March 31, 2009, an increase of $2,589 or 202%, as compared to $1,279 during the six months ended March 31, 2008.  The Company incurred interest expense of $158,523 during the six months ended March 31, 2009, a decrease of $521,827 or approximately 77%, as compared to $680,350 for the six months ended March 31, 2008. The significant interest expense we incurred during the six months ended March 31, 2008 was due primarily to the amortization of the beneficial conversion features discount and warrant discount of the convertible debt securities, while during the six months ended March 31, 2009 there was a decrease in outstanding debt principal, which resulted in lower interest. Gain on change in fair value of warrant and option liability was $3,121,580 for the six months ended March 31, 2009, a decrease of $822,263 or approximately 21%, as compared to $3,943,843 during the six months ended March 31, 2008. The decrease in gain on change in fair value of the warrant and option liability was due to the increase in the trading price of our Common Stock, resulting in a higher Black-Scholesvaluation model valuation calculation of the warrant and option liability. Gain on change in fair value of the beneficial conversion liability was $4,768,622 for the six months ended March 31, 2009, a decrease of $14,154,256 or approximately 75% as compared to $18,922,878 for the six months ended March 31, 2008. The decrease in gain on change in beneficial conversion liability was due to the amortization expiration of the expected term of the beneficial conversion features of our convertible debt. During the six months ended March 31, 2009 the Company recorded a loss on settlement of debt of $16,184 related to the conversion of notes payable and accrued interest into Common Stock. During the three months ended March 31, 2008, the Company recorded a loss on lease termination for $129,166 related to the termination of lease.

As a result of these items, net income for the six months ended March 31, 2009 was $6,382,139, a decrease of $9,401,405 or approximately 60% over net income of $15,783,544 for the six months ended March 31, 2008.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $25,613 at March 31, 2009. The Company’s source of liquidity has been the sale of its securities and deposits received from orders for two water treatment systems. The Company expects to receive additional orders for water treatment systems, but if it does not receive additional orders or if these orders do not satisfy its capital needs, the Company expects to sell its securities or obtain loans to meet its capital requirements.  On May 13, 2009, the Company entered into a letter of understanding regarding the issuance of a total of $300,000 in principal amount of notes payable of which notes having a principal value of $35,000 will mature on May 22, 2009 and notes having a principal value of $265,000 will mature on August 21, 2009. The notes will include a provision that will permit the holders, upon the occurrence of a default, to convert the outstanding principal and unpaid accrued interest into shares of Common Stock at $0.10 per share.  The securities being offered will not be or have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There can be no assurance that sales of the Company’s securities or the sale of its water treatment systems, if such sales occur, will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. As of March 31, 2009, a total of $2,476,389 in principal and accrued interest related to certain promissory notes issued by the Company was due.  The Company has not yet paid the notes and no demand for payment has been made.

Operating Activities

During the six months ended March 31, 2009, the Company used $1,194,429 of cash in operating activities.  Non-cash adjustments included $15,104 for depreciation, $27,094 for amortization of warrant and beneficial conversion feature, and $16,184 for loss on settlement of debt. Cash provided by operating activities included $12,230 in other current assets, $92,508 in accounts payable, $189,486 in accrued liabilities, and $200,000 in customer deposits. Cash used in operating activities included $608,565 for inventory, $150,400 in other assets, $3,121,580 for warrant and option liability, and $4,768,622 for beneficial conversion liability. Stock based compensation to nonemployees was $248,752.

During the six months ended March 31, 2008, the Company used $896,996 of cash in operating activities. Non-cash adjustments included $16,314 for depreciation, $833,775 for amortization of warrant and beneficial conversion feature, $129,166 for loss on termination of lease, $380,440 for write-off of beneficial conversion features, and $138,375 for accrual of liquidated damages. Cash provided by operating activities included $345,724 in accounts payable, and $174,508 in accrued liabilities. Cash used in operating activities included $33,650 for other current assets, $3,943,843 for warrant and option liability, and $18,922,878 for beneficial conversion liability. Stock based compensation to employees was $1,791,360 and stock based compensation to nonemployees was $3,171,049.

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

On March 31, 2009, the Company had cash and cash equivalents of $25,613. The sole source of liquidity has been borrowings from affiliates and the sales of our securities. While the Company has a commitment for $300,000 in financing through the sale of promissory notes, this amount is not likely to be adequate to finance the Company’s operations through the end of its fiscal year.  Furthermore, there is no certainty that the Company will be able to generate revenues from operations during the fiscal year. As of March 31, 2009, the Company had an accumulated deficit of $27,532,596. We expect that our future operating results will continue to be subject to many of the problems, expenses, delays and risks, which we often cannot control, inherent in the establishment of a developmental business enterprise.

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

Going Concern Opinion

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2009, the Company has incurred cumulative losses of $27,532,596 including net income for the six months ended March 31, 2009 of $6,382,139. As the Company has limited cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate financing to pay for its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to undertake additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements, which may significantly reduce the amount of cash the Company will have for its operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

Part II, Item 5.  Other Information.

On March 30, 2009, we issued 3,833,650 options to purchase Common Stock at $0.15 per share to 2 executive officers and an employee, all of whom were related to each other. The options expire five years from the date of grant. The options were determined to have a fair value of $232,483 using the Black-Scholesvaluation model. Rodney Anderson, our interim Chief Executive Officer, received 1,380,114 options to purchase our Common Stock, Joe Anderson, an employee and Mr. Anderson’s son, received 1,495,124 options to purchase our Common Stock, and Robert Hasson, our interim Chief Financial Officer, received 958,412 options to purchase our Common Stock.

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