Form 10-Q/A
period 2009-06-30
SIONIX CORP
filed 2010-01-13
CIK 764667

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

3880 East Eagle Drive, Anaheim, California 92807
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

As a result of these transactions, we are filing this amendment number 1 (“Amendment 1”) to our Form 10-Q (the “Original Report”) that was originally filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2009 for the period ended June 30, 2009.

The primary purpose of this Amendment 1 is to disclose the restatement of our financial statements for the three and nine months ended June 30, 2009 and cumulative inception to date operations for June 30, 2009.  A complete discussion of the restatement is included in the section of this Amendment 1 titled “Management’s Discussion and Analysis or Plan of Operation” and in Note 16 to our financial statements for the periods ended June 30, 2009.

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

During the period ended June 30, 2009, certain investors converted $35,429 of convertibles note into 885,728 common shares at $0.04 per share; however, the conversion rate should have been $0.01.  At June 30, 2009, the Company owes an additional 14,020,575 shares to the investors related to the $35,429 converted during the period ended June 30, 2009 and the $151,512 converted during the period ended September 30, 2008.  The Company recorded a liability of $2,383,498, which is recorded in accrued expenses in the accompanying financial statements.  The change in the fair value of the shares will be recorded as a change in fair value of beneficial conversion liability.

The following adjustments were made to our financial statements for the periods ended June 30, 2009:

	As Previously Stated	Beneficial Conversion Feature	Warrants and Options	Reclassifications	As Restated June 30, 2009
Balance Sheet
Other assets	$28,665	$-	$-	$155,000	$183,665
Accrued expenses	2,739,329	2,383,498	-	155,000	5,277,827
Warrant and option liability	5,875,700	-	2,724,706	-	8,600,406
Beneficial conversion liability	-	10,437,445	-	-	10,437,445
Additional paid-in capital	13,514,364	-	(1,847,488)	-	11,666,876
Deficit accumulated during developmental stage	(25,828,505)	(12,820,943)	(877,218)	-	(39,526,666)

Statement of Operations (for the three months ended June 30, 2009)
Gain (loss) on change in fair value of warrant and option liability	$(3,623,669)	$-	$(809,220)	$-	$(4,432,889)
Gain (loss) on change in fair value of beneficial conversion liability	-	(7,100,677)	-	-	(7,100,677)

Statement of Operations (for the nine months ended June 30, 2009)
Gain (loss) on change in fair value of warrant and option liability	$(1,992,282)	$-	$680,973	$-	$(1,311,309)
Gain (loss) on change in fair value of beneficial conversion liability	26,000	(2,358,055)	-	-	(2,332,055)

Statement of Operations (since inception)
Gain on change in fair value of warrant and option liability	$3,225,958	$-	$(292,754)	$-	$2,933,204
Gain on change in fair value of beneficial conversion liability	1,426,767	21,899,975	-	-	23,326,742
General and administrative expense	21,919,482	3,787,032	83,855	-	25,790,369
Interest expense and financing costs	(2,521,065)	(30,536,702)	(897,793)	-	(33,955,560)

Statement of Cash Flows (for the nine months ended June 30, 2009)
Net income (loss)	$(3,934,849)	$(2,358,055)	$680,973	$-	$(5,611,931)
(Gain) loss on change in fair value of warrant and option liability	2,000,811	-	(680,973)	-	1,319,838
(Gain) loss on change in fair value of beneficial conversion liability	(26,000)	2,358,055	-		2,332,055

Statement of Cash Flows (since inception)
Net income (loss)	$(25,828,505)	$(12,423,759)	$(1,274,402)	$-	$(39,526,666)
(Gain) loss on change in fair value of warrant and option liability	(3,217,429)	-	292,754	-	(2,924,675)
Gain on change in fair value of beneficial conversion liability	(1,426,768)	(21,899,975)	-	-	(23,326,743)
Non-cash compensation expense	-	3,787,032	83,855	-	3,870,887
Non-cash financing costs	-	30,536,702	897,793	-	31,434,495

Table of Contents

Part I - Financial Information	3

Item 1. Financial Statements	3

Balance Sheets as of June 30, 2009 (Unaudited) and September 30, 2008 (Restated)	3

Statements of Operations (Unaudited) for the three and nine months ended June 30, 2009 and June 30, 2008 and from inception (October 3, 1994) to June 30, 2009 (Restated)	4

Statement of Stockholders Equity (Deficit) (Unaudited) from Inception (October 3, 1994) to June 30, 2009 (Restated)	5

Statements of Cash Flows (Unaudited) for the three and nine months ended June 30, 2009 and June 30, 2008 and from inception (October 3, 1994) to June 30, 2009 (Restated)	7

Notes to unaudited condensed financial statements	8

Forward-Looking Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4T. Controls and Procedures	36

Part II – Other Information	36

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	38

Signatures	39

Part I, Item 1.  Financial Statements.

SIONIX CORPORATION
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	June 30,	September 30,
	2009	2008
	(Unaudited) (As Restated)	(As Restated)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,582	$1,220,588
Inventory	833,594	-
Other current assets	183,665	138,895
TOTAL CURRENT ASSETS	1,025,841	1,359,483

PROPERTY AND EQUIPMENT, net	152,661	87,101

DEPOSITS	28,495	33,095
TOTAL ASSETS	1,206,997	1,479,679

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$317,158	$259,355
Accrued expenses	5,277,827	4,312,844
Customer deposits	1,620,000	1,260,000
Liquidated damages liability	78,750	153,750
Notes payable – related parties	107,000	114,000
Short-term promissory notes payable	240,000	-
Convertible notes, net of debt discounts of $761,333	1,761,333	2,041,443
10% subordinated notes payable, net	482,492	400,796
Warrant and option liability	8,600,406	6,869,244
Beneficial conversion liability	10,437,445	8,881,272
TOTAL CURRENT LIABILITIES	28,922,411	24,292,704

STOCKHOLDERS' DEFICIT
Common stock (150,000,000 shares authorized; 144,459,104 and 143,977,204 shares issued and outstanding at June 30 ,2009, respectively, and 134,756,213 and 134,274,313 shares issued and outstanding at September 30, 2008, respectively)	143,976	134,274
Additional paid-in capital	11,666,876	10,841,007
Shares to be issued	400	126,429
Deficit accumulated during development stage	(39,526,666)	(33,914,735)
TOTAL STOCKHOLDERS' DEFICIT	(27,715,414)	(22,813,025)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,206,997	$1,479,679

The accompanying notes form an integral part of these unaudited condensed financial statements.

SIONIX CORPORATION
A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS
(UNAUDITED)
					Cumulative from
	For the three months		For the nine months		Inception
	ended June 30,		ended June 30,		(October 3, 1994) to
	2009	2008	2009	2008	June 30, 2009
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	179,219	718,557	1,144,112	6,839,284	25,790,279
Research and development	210,561	280,972	567,790	846,904	3,604,663
Depreciation and amortization	22,300	8,157	37,404	24,472	594,779
Total operating expenses	412,080	1,007,686	1,749,306	7,710,660	29,989,721
Loss from operations	(412,080)	(1,007,686)	(1,749,306)	(7,710,660)	(29,989,721)

Other income (expense)
Interest income	2	1,564	3,870	2,843	70,244
Interest expense and financing costs	(63,423)	(313,696)	(221,947)	(977,912)	(33,955,560)
Gain (loss) on change in fair value of warrant and option liability	(4,432,889)	(2,431,943)	(1,311,309)	1,497,546	2,933,204
Gain (loss) on change in fair value of beneficial conversion liability	(7,100,677)	(4,786,825)	(2,332,055)	14,136,053	23,326,742
Impairment of intangibles	-	-	-	-	(1,267,278)
Inventory obsolesence	-	-	-	-	(365,078)
Legal settlement	-	-	-	-	344,949
Loss on settlement of debt	19,800	-	3,616	-	(351,795)
Loss on lease termination	-	-	-	-	(129,166)
Write-off of property and equipment	-	4,151	-	(125,015)	(125,015)
Total other income (expense)	(11,577,187)	(7,526,749)	(3,857,825)	14,533,515	(9,518,753)
Loss before income taxes	(11,989,267)	(8,534,435)	(5,607,131)	6,822,855	(39,508,474)
Income taxes	4,800	-	4,800	900	18,192
Net income (loss)	$(11,994,067)	$(8,534,435)	$(5,611,931)	$6,821,955	$(39,526,666)

Basic income (loss) per share	$(0.08)	$(0.07)	$(0.04)	$0.06
Dilutive income (loss) per share	$(0.08)	$(0.07)	(0.04)	$0.06

Basic weighted average number of
shares of common stock outstanding	142,281,820	113,816,474	138,329,293	113,816,474
Dilutive weighted average number of
shares of common stock outstanding	142,281,820	113,816,474	138,329,293	113,816,474

The accompanying notes form an integral part of these unaudited condensed financial statements.

SIONIX CORPORATION
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 3, 1994 (INCEPTION) TO JUNE 30, 2009
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

SIONIX CORPORATION
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED
FOR THE PERIOD FROM OCTOBER 3, 1994 (INCEPTION) TO JUNE 30, 2009
(UNAUDITED)

								Deficit	Total
	Common Stock		Additional	Shares	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Receivable	Cancelled	Fees	Inception	(Deficit)

Conversion of note payable into common stock	17,149,359	17,149	886,633	-	-	-	-	-	903,782
Common stock issued for services	1,539,750	1,540	254,330	-	-	-	-	-	255,870
Common stock issued for cash	8,950,003	8,950	784,550	(43,500)	-	-	-	-	750,000
Common stock to be issued for cash	-	-	-	126,029	-	-	-	-	126,029
Issuance of warrants with stock	-	-	(2,182,234)	-	-	-	-	-	(2,182,234)
Net income	-	-	-	-	-	-	-	15,550,391	15,550,391
Balance at September 30, 2008, restated	134,274,313	134,274	10,841,007	126,429	-	-	-	(33,914,735)	(22,813,025)
Conversion of note payable into common stock	7,169,419	7,169	447,173	-	-	-	-	-	454,342
Common stock issued for services	1,200,139	1,200	225,029	(126,029)	-	-	-	-	100,200
Common stock issued for property and equipment	833,333	833	124,167	-	-	-	-	-	125,000
Common stock issued for cash and debt settlement	500,000	500	29,500	-	-	-	-	-	30,000
Net loss	-	-	-	-	-	-	-	(5,611,931)	(5,611,931)
Balance at June 30, 2009, (unaudited) restated	143,977,204	$143,976	$11,666,876	$400	$-	$-	$-	$(39,526,666)	$(27,715,414)

The accompanying notes form an integral part of these unaudited condensed financial statements.

SIONIX CORPORATION
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS
(UNAUDITED)
			Cumulative
			from
	For the Nine Months		Inception
	Ended June 30,		(October 3, 1994) to
	2009	2008	June 30, 2009
	(As Restated)	(As Restated)	(As Restated)

OPERATING ACTIVITIES:
Net income (loss)	$(5,611,931)	$6,821,955	$(39,526,666)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	37,404	24,472	681,696
Amortization of beneficial conversion features discount and
warrant discount	2,890	1,073,445	2,050,229
Stock based compensation expense - employee	187,844	-	3,866,746
Stock based compensation expense - consultant	238,244	5,799,646	6,888,835
Increase (decrease) in fair value of warrant and option liability	1,319,838	(1,497,546)	(2,924,675)
Increase (decrease) in fair value of beneficial conversion liability	2,332,055	(14,136,054)	(23,326,743)
Non-cash compensation costs	-	-	3,870,887
Non-cash financing costs	-	83,855	31,434,495
Impairment of assets	-	-	514,755
Write-down of obsolete assets	-	-	38,862
Impairment of intangible assets	-	-	1,117,601
Loss on settlement of debt	(19,800)	-	364,777
Loss on termination of lease	-	126,111	129,166
Write-off of beneficial conversion features	-	-	(576,000)
Stock issued for services and rent	-	-	114,850
Other	27,582	-	(771,462)
(Increase) decrease in assets:
Inventory	(833,594)	-	(833,594)
Other current assets	17,730	(77,269)	(28,665)
Other assets	(150,400)	-	(128,495)
Increase (decrease) in liabilities:
Accounts payable	197,604	409,406	613,123
Accrued expenses	451,603	(139,840)	2,933,286
Customer deposits	360,000	900,000	1,620,000
Net cash used in operating activities	(1,451,460)	(611,819)	(11,876,992)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,546)	(26,111)	(473,553)
Acquisition of patents	-	-	(158,212)
Net cash used in investing activities	(5,546)	(26,111)	(631,765)

FINANACING ACTIVITIES:
Accrual of liquidated damages	-	138,375	153,750
Payment on notes payable to officer	-	(19,260)	(218,502)
Proceeds from notes payable, related party	-	-	457,433
Payments on notes payable to related party	-	(5,000)	(15,000)
Receipt from (payments to) equity line of credit	-	(27,336)	428,664
Receipt of proceeds from short term notes	240,000	-	240,000
Proceeds from convertible notes payable	-	-	2,861,000
Proceeds from 10% subordinated notes payable	-	425,000	425,000
Issuance of common stock	5,000	330,000	8,184,594
Receipt of cash for stock to be issued	-	420,000	400
Net cash provided by financing activities	245,000	1,261,779	12,517,339

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,212,006)	623,849	8,582

CASH AND CASH EQUIVALENTS, BEGINNING	1,220,588	372,511	-
CASH AND CASH EQUIVALENTS, ENDING	$8,582	$996,360	$8,582

SUPPLEMENTAL INFORMATION:
Cash and cash equivalents paid for interest	$-	$-	$-
Cash and cash equivalents paid for taxes	$-	$-	$-

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited financial statements reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the nine month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending September 30, 2009 and should be read in conjunction with the audited financial statements for the year ended September 30, 2008.

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

INVENTORY VALUATION

Inventory is stated at the lower of cost or market, with costs generally determined on a first-in first-out basis. Management utilizes specific product identification, historical product demand, and comparison of inventory costs to market value as the basis for determining excess or obsolete inventory reserve.  Changes in market conditions, lower than expected customer demand, or changes in technology or features are also considered by management in determining whether an allowance for obsolete inventory is required. As of June 30, 2009, the Company believes that no reserve is required. Inventory at June 30, 2009, was $833,594 and consisted of work in process.

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

REVENUE RECOGNITION

The Company plans to recognize revenue when there is persuasive evidence of an arrangement, title and risk of loss has passed to the customer, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. In general, the Company plans to require a deposit from a customer before a unit is fabricated and shipped.  It is the Company's policy to require an arrangement with its customers, either in the form of a written contract or purchase order containing all of the terms and conditions governing the arrangement, prior to the recognition of revenue. Title and risk of loss will generally pass to the customer at the time of delivery of the product to a common carrier. At the time of the transaction, the Company will assess whether the sales price is fixed or determinable and whether or not collection is reasonably assured. If the sales price is not deemed to be fixed or determinable, revenue will be recognized as the amounts become due from the customer. The Company does not plan to offer a right of return on its products and the products will generally not be subject to customer acceptance rights. The Company plans to assess collectability based on a number of factors, including past transaction and collection history with a customer and the creditworthiness of the customer. The Company plans to perform ongoing credit evaluations of its customers' financial condition. If the Company determines that collectability of the sales price is not reasonably assured, revenue recognition will be deferred until such time as collection becomes reasonably assured, which is generally upon receipt of payment from the customer. The Company plans to include shipping and handling costs in revenue and cost of sales.

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

RESEARCH AND DEVELOPEMENT

The cost of research and development is expensed as incurred. Total research and development costs were $210,561 and $567,790 for the three and nine months ended June 30, 2009, respectively. Total research and development costs were $280,972 and $846,904 for the three and nine months ended June 30, 2008.

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

EARNINGS PER SHARE

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS 128”). Basic net loss per share is computed by dividing the net loss available to common stock holders by the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. During the nine months ended June 30, 2008, the Company had net income; however, the net income was due to the change in the fair value of the warrant and option liability and in the change in the fair value of the beneficial conversion liability. If these securities had been converted at the beginning of the period, then the Company would have realized a loss for the nine month period ended June 30, 2008.  As such, these securities are determined to be anti-dilutive and the number of shares used to determine the basic and dilutive earnings per share is the same.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,
	2009			2008
	Net		Per	Net		Per
	Loss	Shares	Share	Loss	Shares	Share
Basic Earnings Per Share
Net Loss Available to Stockholders	$(11,994,067)	142,281,820	$(0.08)	$(8,534,435)	113,816,474	$(0.07)
Effect of Dilutive Securities		-	-	-	-	-

Diluted Earnings Per Share	$(11,994,067)	142,281,820	$(0.08)	$(8,534,435)	113,816,474	$(0.07)

	For the Nine Months Ended June 30,
	2009			2008
	Net		Per	Net		Per
	Loss	Shares	Share	Income	Shares	Share
Basic Earnings Per Share
Net Loss Available to Stockholders	$(5,611,931)	138,329,293	$(0.04)	$6,821,955	113,816,474	$0.06
Effect of Dilutive Securities			-	-	-	-

Diluted Earnings Per Share	$(5,611,9341)	138,329,293	$(0.04)	$6,821,955	113,816,474	$0.06

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

NOTE 3  PROPERTY AND EQUIPMENT (RESTATED)

Property and equipment consisted of the following at:

	June 30,	September 30,
	2009	2008
	(Unaudited)
Machinery and equipment	$369,391	$266,425
Furniture and fixtures	41,176	41,176
Leasehold improvement	1,695	1,695
TOTAL PROPERTY AND EQUIPMENT	412,262	309,296
Less accumulated depreciation	(259,601)	(222,195)

NET PROPERTY AND EQUIPMENT	$152,661	$87,101

Depreciation expenses for the three and nine months ended June 30, 2009 were $22,600 and $37,404, respectively. Depreciation expenses for the three and nine months ended June 30, 2008 were $8,157 and $24,472, respectively

NOTE 4  ACCRUED EXPENSES (RESTATED)

Accrued expenses consisted of the following at:

	June 30,	September 30,
	2009	2008
	(Unaudited)
Accrued salaries	$1,641,880	$1,493,444
Advisory board compensation	576,000	576,000
Auto allowance accruals	104,785	94,408
Interest payable	339,618	272,016
Other accruals	2,615,544	1,876,976

TOTAL ACCRUED EXPENSES	$5,277,827	$4,312,844

NOTE 5  CUSTOMER DEPOSITS

In May 2008, the Company received an order for a water filtration system, which required a deposit. The Company has not recognized the revenue related to the water filtration system. As of June 30, 2009 and September 30, 2008, customer deposits were $1,620,000 and $1,260,000, respectively.

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

Under the terms of a Registration Rights Agreement signed in conjunction with this offering, the Company is required to file a registration statement under the Securities Act of 1933 in order to register the resale of the shares of Common Stock issuable upon conversion of the Convertible Notes 3 and the warrant shares (collectively, the "Registrable Securities"). If the Company did not file a registration statement with respect to the Registrable Securities within 45 days following the closing of the offering, or if the registration statement was not declared effective by the Securities and Exchange Commission within 90 days, then the Company was required to pay to each purchaser damages equal to 1.5% of the purchase price paid by the purchaser for Convertible Notes 3 for each 30 day period that followed these deadlines. The aggregate amount of damages payable by the Company is limited to 15% of the purchase price. The Company had until August 31, 2007 to file the registration statement and has accrued $153,750 of expenses as liquidated damages as of September 30, 2008. During the nine months ended June 30, 2009, $75,000 of the liquidated damages were converted into 937,500 shares of Common Stock. As of June 30, 2009, the Company has accrued $78,750 as liquidated damages. No derivative liability is recorded as the amount of liquidated damage is fixed with a maximum ceiling.

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

Note 9 10% SUBORDINATED NOTES PAYABLE (RESTATED)

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

The grant date fair value of the warrants was determined to be $125,462 which was calculated using the Black-Sholes valuation model, using the following assumptions: risk free rate of return of 2.64% to 3.26%, volatility of 97.08% to 98.27%, dividend yield of 0% and expected life of 6 years. As a result, the relative fair value of the warrants was determined to be $96,814.

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

For the three and nine months ended June 30, 2009, interest expense was $11,170 and $32,370, respectively.

For the three and nine months ended June 30, 2008, interest expense was $5,856 and $14,795, respectively, and amortization expense for the warrant discount was $24,204 and $48,408, respectively, which was included in interest expense in the other income (expense) section of the statement of operations.

NOTE 10 WARRANT LIABILITY (RESTATED)

2001 Executive Officers Stock Option Plan

In October 2000, the Company amended its employment agreements with its executive officers. In conjunction with the amendments the Company adopted the 2001 Executive Officers Stock Option Plan. The plan has reserved 7,576,680 shares of Common Stock and has issued options for the purchase of 7,034,140.

The fair value of the options was $789,912 as of June 30, 2009, calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and expected term of 1.75 years.

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

The fair value of the warrants was determined to be $267,636 ($213,924 attributable to the holders of the Convertible Notes 3 and $53,712 attributable to the placement fee) as of June 30, 2009, which was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and expected term of 2.92 to 3.00 years.

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

Warrant Issued to Legal Counsel

On October 25, 2007, the Company entered into an agreement with its legal counsel to issue 150,000 shares of Common Stock and a five-year warrant to purchase up to 150,000 shares of Common Stock at an exercise price of $0.25 per share for services.

The fair value of the warrant was $32,394 at the date of issuance and was calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 3.93%, volatility of 116.99%, dividend yield of 0% and expected term of 5 years.

The fair value of the warrant was determined to be $18,797 as of June 30, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and expected term of 3.25 years.

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

The fair value of the warrants was determined to be $1,103,629 as of June 30, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and expected term of 3.42 years.

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

The fair value of the option was determined to be $127,735 as of June 30, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and expected term of 3.42 years.

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

The fair value of the option was determined to be $127,735 as of June 30, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and expected term of 3.42 years.

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

The fair value of the option was determined to be $374,713 as of June 30, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and expected term of 3.42 years.

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

The fair value of the warrant was determined to be $1,090,768 as of June 30, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and expected term of 3.42 years.

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

The fair value of the warrants was determined to be $96,395 as of June 30, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and expected term of 4.58 years.

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

The fair value of the warrants was determined to be $536,066 as of June 30, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and expected term of 1.67 to 1.83 years.

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

The fair value of the warrant was determined to be $60,461 as of June 30, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and expected term of 4.92 years.

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

The fair value of the warrant was determined to be $67,589 as of June 30, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and expected term of 4.00 years.

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

The fair value of the warrant was determined to be $67,589 as of June 30, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and expected term of 4.00 years.

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

The fair value of the warrant was determined to be $97,241 as of June 30, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and expected term of 5.00 years.

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

The fair value of the warrant was determined to be $205,571 as of June 30, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and expected term of 4.17 years.

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

The fair value of the option was determined to be $485,854 as of June 30, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and expected term of 4.33 years.

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

The fair value of the vested options was determined to be $128,884 as of June 30, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and expected term of 4.67 years.

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

The fair value of the vested options was determined to be $89,503 as of June 30, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and expected term of 4.67 years.

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

The fair value of the vested options was determined to be $139,624 as of June 30, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.56%; volatility of 130.03%; dividend yield of 0%; and expected term of 4.67 years.

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

NOTE 11 STOCKHOLDERS’ EQUITY (RESTATED)

COMMON STOCK

The Company has 150,000,000 authorized shares of Common Stock, par value $0.001 per share.  As of June 30, 2009 the Company had 144,459,104 and 143,977,204 shares issued and outstanding, respectively. At September 30, 2008, the Company had 134,756,213 and 134,274,313 shares issued and outstanding, respectively. As of June 30, 2009 and September 30, 2009, there are 481,900 shares of Common Stock subject to cancellation. Subsequent to cancellation, the total issued and outstanding shares of Common Stock would be 143,977,204 and 134,274,313 as of June 30, 2009 and September 30, 2008, respectively.

During the nine months ended June 30, 2009 the Company issued 7,169,419 shares of Common Stock for the payment of $283,000 of debt, $67,942 of accrued interest, $28,400 of late fees and penalties and $75,000 of liquidated damages at conversion prices between $0.04 and $0.15. The Company received $5,000 in cash from a related party note holder and also settled his debt of $7,000 and accrued interest of $1,816 by issuing him 500,000 shares. Additionally, the Company issued 833,333 shares of common stock for $125,000 for machinery and equipment from RJ Metal Co. Lastly, the Company issued 1,200,139 shares of Common Stock to legal counsel for services having a value of $180,014.  The fair value of the Common Stock on the date of issuance was $226,229.

The Company has not issued 13,333 shares of Common Stock representing $400 to certain investors pursuant to the terms of an offering undertaken by the Company in 2004. The investment was made and funds deposited into the Company’s bank accounts between February 9, 2004, and August 25, 2004.  The investment has been recorded on the Company’s balance sheet in the Stockholders’ Deficit section as “Shares to be Issued.”

STOCK OPTIONS

A summary of the Company’s option activity is listed below:

	Weighted
	Average		Aggregate
	Exercise	Number	Intrinsic
	Price	of Options	Value
Outstanding at October 1, 2008	$0.19	17,573,452	$-
Granted	0.15	7,333,650	-
Expired	0.25	(5,605,786)	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2009	$0.19	19,301,316	$271,695
Options outstanding as of June 30, 2009:

Weighted
Average
			Remaining	Weighted Average
Exercise	Options	Options	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding Exercisable
$0.15 - $0.25	19,301,316	17,863,698	3.85	$0.18	$0.18

STOCK WARRANTS

A summary of the Company’s warrant activity is listed below:

Weighted
	Average		Aggregate
	Exercise	Number	Intrinsic
	Price	of Options	Value
Outstanding at October 1, 2008	$0.20	42,849,099	$-
Granted	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2009	$0.20	42,849,099	$-

Warrants outstanding as of June 30, 2009:

Weighted
Average
			Remaining	Weighted Average
Exercise	Warrants	Options	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding Exercisable
$0.10 - $0.30	42,849,099	39,515,766	3.78	$0.20	$0.19

NOTE 12 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2009, the Company has incurred cumulative losses of $39,526,666 including net loss for the nine months ended June 30, 2009 of $5,611,931. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

The Company issued 7,169,419 shares of Common Stock for the payment of $283,000 of debt, $67,942 of accrued interest, $28,400 of late fees and penalties and $75,000 of liquidated damages at conversion prices between $0.04 and $0.15.

The Company issued 500,000 shares for the settlement of outstanding debt due to a related party of $7,000 in principal and accrued interest of $1,816 and received $5,000 in cash.

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

NOTE 16 RESTATEMENT

The Company restated its September 30, 2007 financial statements in response to a comment letter from the Securities and Exchange Commission.  However, the restatement did not properly account for certain derivative transactions and, as discussed below, the Company restated its September 30, 2007 financial statements for a third time, restated its September 30, 2008 financial statements, and restated financial statements for the interim periods that followed September 30, 2007 and September 30, 2008, through June 30, 2009.

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

On June 6, 2007, the Company issued 5 convertible promissory notes for a total of $86,000 (“Convertible Notes 2”).  No warrants were issued in connection with Convertible Notes 2. Convertible Notes 2 mature on June 30, 2009, and are convertible into common stock at $0.01 per share.

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

The Company analyzed the effect of the recalculation on the balance sheet and the statements of operations and cash flows as of June 30, 2009. The analysis and results were as follows:

Warrants and Options Liability

As of June 30, 2009, the Company had 39,515,766 warrants and 17,863,698 options outstanding that vested at that date.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) as of June 6, 2007.

At June 30, 2009, the Company determined the fair value of all warrants and options to be $5,945,787 and $2,654,619, respectively, using the Black-Scholes model with the following assumptions:

•	risk free rate of return between 0.56% and 2.54%;
•	volatility between 154% and 240%;
•	dividend yield of 0%; and
•	expected term between 1.81 years and 4.99 years.

Statement of Operations

For the three months ended June 30, 2009, the Company recorded a loss on change in fair value of warrant and option liability of $809,220 and for the nine months ended June 30, 2009, the Company recorded $680,973 as a gain on change in fair value of warrant and option liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the decrease in fair value of the warrant and option liability of $680,973.

Beneficial Conversion Liability

As of September 30, 2007, the Company had $761,333 in convertible notes that could be converted into 65,905,310 shares. During the period ended June 30, 2009, certain investors converted $35,429 of convertibles note into 885,728 common shares at $0.04 per share; however, the conversion rate should have been $0.01.  At June 30, 2009, the Company owes an additional 14,020,575 shares to the investors related to the $35,429 converted during the period ended June 30, 2009 and the $151,512 converted during the period ended September 30, 2008.  The Company recorded a liability of $2,383,498, which is recorded in accrued expenses in the accompanying financial statements.  The change in the fair value of the shares was recorded as a change in fair value of beneficial conversion liability.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS 133 as of June 6, 2007.

At June 30, 2009, the Company determined the fair value of the embedded conversion options to be $10,437,445 using the Black-Scholes model with the following assumptions:

•	risk free rate of return of 0.35%;
•	volatility between of 168%;
•	dividend yield of 0%; and
•	expected term of 0.50 years.

Statement of Operations

For the three and six months ended June 30, 2009, the Company recorded $7,110,677 and $2,358,055, respectively, as a loss on change in fair value of warrant and option liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the $2,358,055 change in fair value of the beneficial conversion liability.

The following table shows the effect of each of the changes discussed above on the Company’s balance sheet, statement of operation, and statement of cash flows for the three and nine months ended June 30, 2009.

	As Previously Stated	Beneficial Conversion Feature	Warrants and Options	Reclassifications	As Restated June 30, 2009
Balance Sheet
Other assets	$28,665	$-	$-	$155,000	$183,665
Accrued expenses	2,739,329	2,383,498	-	155,000	5,277,827
Warrant and option liability	5,875,700	-	2,724,706	-	8,600,406
Beneficial conversion liability	-	10,437,445	-	-	10,437,445
Additional paid-in capital	13,514,364	-	(1,847,488)	-	11,666,876
Deficit accumulated during developmental stage	(25,828,505)	(12,820,943)	(877,218)	-	(39,526,666)

Statement of Operations (for the three months ended June 30, 2009)
Gain (loss) on change in fair value of warrant and option liability	$(3,623,669)	$-	$(809,220)	$-	$(4,432,889)
Gain (loss) on change in fair value of beneficial conversion liability	-	(7,100,677)	-	-	(7,100,677)

Statement of Operations (for the nine months ended June 30, 2009)
Gain (loss) on change in fair value of warrant and option liability	$(1,992,282)	$-	$680,973	$-	$(1,311,309)
Gain (loss) on change in fair value of beneficial conversion liability	26,000	(2,358,055)	-	-	(2,332,055)

Statement of Operations (since inception)
Gain on change in fair value of warrant and option liability	$3,225,958	$-	$(292,754)	$-	$2,933,204
Gain on change in fair value of beneficial conversion liability	1,426,767	21,899,975	-	-	23,326,742
General and administrative expense	21,919,482	3,787,032	83,855	-	25,790,369
Interest expense and financing costs	(2,521,065)	(30,536,702)	(897,793)	-	(33,955,560)

Statement of Cash Flows (for the nine months ended June 30, 2009)
Net income (loss)	$(3,934,849)	$(2,358,055)	$680,973	$-	$(5,611,931)
(Gain) loss on change in fair value of warrant and option liability	2,000,811	-	(680,973)	-	1,319,838
(Gain) loss on change in fair value of beneficial conversion liability	(26,000)	2,358,055	-		2,332,055

Statement of Cash Flows (since inception)
Net income (loss)	$(25,828,505)	$(12,423,759)	$(1,274,402)	$-	$(39,526,666)
(Gain) loss on change in fair value of warrant and option liability	(3,217,429)	-	292,754	-	(2,924,675)
Gain on change in fair value of beneficial conversion liability	(1,426,768)	(21,899,975)	-	-	(23,326,743)
Non-cash compensation expense	-	3,787,032	83,855	-	3,870,887
Non-cash financing costs	-	30,536,702	897,793	-	31,434,495

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

Application of Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during the three and nine months ended June 30 2009. Management believes the following critical accounting policies reflect its more significant estimates and assumptions.

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

Accrued Derivative Liability. The Company applies a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for equity treatment. The Company determines which instruments or embedded features require liability accounting and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statements of operations.

Restatement for the Three and Nine Months Ended June 30, 2009

The Company restated its September 30, 2007 financial statements in response to a comment letter from the Securities and Exchange Commission.  However, the restatement did not properly account for certain derivative transactions and, as discussed below, the Company restated its September 30, 2007 financial statements for a third time, restated its September 30, 2008 financial statements and restated the interim periods following September 30, 2007 and September 30, 2008, through June 30, 2009.

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

On June 6, 2007, the Company issued 5 convertible promissory notes for a total of $86,000 (“Convertible Notes 2”).  No warrants were issued in connection with Convertible Notes 2. Convertible Notes 2 mature on June 30, 2009, and are convertible into common stock at $0.01 per share.

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

The Company analyzed the effect of the recalculation on the balance sheet and the statements of operations and cash flows as of June 30, 2009. The analysis and results were as follows:

Warrants and Options Liability

As of June 30, 2009, the Company had 39,515,766 warrants and 17,863,698 options outstanding that vested at that date.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) as of June 6, 2007.

At June 30, 2009, the Company determined the fair value of all warrants and options to be $5,945,787 and $2,654,619, respectively, using the Black-Scholes model with the following assumptions:

•	risk free rate of return between 0.56% and 2.54%;
•	volatility between 154% and 240%;
•	dividend yield of 0%; and
•	expected term between 1.81 years and 4.99 years.

Statement of Operations

For the three months ended June 30, 2009, the Company recorded a loss on change in fair value of warrant and option liability of $809,220 and for the nine months ended June 30, 2009, the Company recorded $680,973 as a gain on change in fair value of warrant and option liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the decrease in fair value of the warrant and option liability of $680,973.

Beneficial Conversion Liability

As of September 30, 2007, the Company had $761,333 in convertible notes that could be converted into 65,905,310 shares. During the period ended June 30, 2009, certain investors converted $35,429 of convertibles note into 885,728 common shares at $0.04 per share; however, the conversion rate should have been $0.01.  At June 30, 2009, the Company owes an additional 14,020,575 shares to the investors related to the $35,429 converted during the period ended June 30, 2009 and the $151,512 converted during the period ended September 30, 2008.  The Company recorded a liability of $2,383,498, which is recorded in accrued expenses in the accompanying financial statements.  The change in the fair value of the shares will be recorded as a change in fair value of beneficial conversion liability.

Balance Sheet

The Company determined that because there were not sufficient authorized shares available that the embedded conversion feature met the definition of a derivative based on SFAS 133 as of June 6, 2007.

At June 30, 2009, the Company determined the fair value of the embedded conversion options to be $10,437,445 using the Black-Scholes model with the following assumptions:

•	risk free rate of return of 0.35%;
•	volatility between of 168%;
•	dividend yield of 0%; and
•	expected term of 0.50 years.

Statement of Operations

For the three and six months ended June 30, 2009, the Company recorded $7,110,677 and $2,358,055, respectively, as a loss on change in fair value of warrant and option liability.

Statement of Cash Flows

Changes in the statement of cash flows were the result of the $2,358,055 change in fair value of the beneficial conversion liability.

The following table shows the effect of each of the changes discussed above on the Company’s balance sheet, statement of operation, and statement of cash flows for the three and nine months ended June 30, 2009.

	As Previously Stated	Beneficial Conversion Feature	Warrants and Options	Reclassifications	As Restated June 30, 2009
Balance Sheet
Other assets	$28,665	$-	$-	$155,000	$183,665
Accrued expenses	2,739,329	2,383,498	-	155,000	5,277,827
Warrant and option liability	5,875,700	-	2,724,706	-	8,600,406
Beneficial conversion liability	-	10,437,445	-	-	10,437,445
Additional paid-in capital	13,514,364	-	(1,847,488)	-	11,666,876
Deficit accumulated during developmental stage	(25,828,505)	(12,820,943)	(877,218)	-	(39,526,666)

Statement of Operations (for the three months ended June 30, 2009)
Gain (loss) on change in fair value of warrant and option liability	$(3,623,669)	$-	$(809,220)	$-	$(4,432,889)
Gain (loss) on change in fair value of beneficial conversion liability	-	(7,100,677)	-	-	(7,100,677)

Statement of Operations (for the nine months ended June 30, 2009)
Gain (loss) on change in fair value of warrant and option liability	$(1,992,282)	$-	$680,973	$-	$(1,311,309)
Gain (loss) on change in fair value of beneficial conversion liability	26,000	(2,358,055)	-	-	(2,332,055)

Statement of Operations (since inception)
Gain on change in fair value of warrant and option liability	$3,225,958	$-	$(292,754)	$-	$2,933,204
Gain on change in fair value of beneficial conversion liability	1,426,767	21,899,975	-	-	23,326,742
General and administrative expense	21,919,482	3,787,032	83,855	-	25,790,369
Interest expense and financing costs	(2,521,065)	(30,536,702)	(897,793)	-	(33,955,560)

Statement of Cash Flows (for the nine months ended June 30, 2009)
Net income (loss)	$(3,934,849)	$(2,358,055)	$680,973	$-	$(5,611,931)
(Gain) loss on change in fair value of warrant and option liability	2,000,811	-	(680,973)	-	1,319,838
(Gain) loss on change in fair value of beneficial conversion liability	(26,000)	2,358,055	-		2,332,055

Statement of Cash Flows (since inception)
Net income (loss)	$(25,828,505)	$(12,423,759)	$(1,274,402)	$-	$(39,526,666)
(Gain) loss on change in fair value of warrant and option liability	(3,217,429)	-	292,754	-	(2,924,675)
Gain on change in fair value of beneficial conversion liability	(1,426,768)	(21,899,975)	-	-	(23,326,743)
Non-cash compensation expense	-	3,787,032	83,855	-	3,870,887
Non-cash financing costs	-	30,536,702	897,793	-	31,434,495

Results of Operations

Three Months Ended June 30, 2009 Compared To Three Months Ended June 30, 2008

Revenues for the three months ended June 30, 2009 and 2008 were zero.  Although we received an order and deposit for two water treatment systems during the 2009 fiscal year, revenue from this order has not been recognized because the units have not been completed and delivered. The Company incurred operating expenses of $412,080 during the three months ended June 30, 2009, a decrease of $595,606 or approximately 59%, as compared to $1,007,686 for the three months ended June 30, 2008.  General and administrative expenses were $179,219 during the three months ended June 30, 2009, a decrease of $539,338 or approximately 75%, as compared to $718,557 for the three months ended June 30, 2008.  The decrease in general and administrative expenses contributed to the significant decrease in operating expenses. Research and development expenses were $210,561 during the three months ended June 30, 2009, a decrease of $70,411 or approximately 25%, as compared to $280,972 for the three months ended June 30, 2008.  The decrease in research and development expenses resulted primarily from the reallocation of personnel for the design of the two water treatment systems ordered during the 2009 fiscal year.

Other income (expense) totaled ($11,577,187) during the three months ended June 30, 2009, an increase of $4,050,438 or approximately 54%, as compared to $7,526,749 for the three months ended June 30, 2008. The Company earned interest income of $2 during the three months ended June 30, 2009, a decrease of $1,562 or 100%, as compared to $1,564 during the three months ended June 30, 2008.  The Company incurred interest expense of $63,423 during the three months ended June 30, 2009, a decrease of $250,273 or approximately 80%, as compared to $313,696 for the three months ended June 30, 2008. The significant interest expense we incurred during the three months ended June 30, 2008 was due primarily to the amortization of the beneficial conversion features discount and warrant discount of the convertible debt securities, while during the three months ended June 30, 2009 there was a decrease in outstanding debt principal, which resulted in lower interest expenses. The gain (loss) in fair value of warrant and option liability was ($4,432,889) during the three months ended June 30, 2009, an increase of $2,000,946 or approximately 82%, as compared to ($2,431,943) during the three months ended June 30, 2008. The increase in the loss in fair value of warrant and option liability was due to the increase in the trading price of our Common Stock, resulting in a higher Black-Scholes valuation model valuation calculation of the warrant liability.  The gain (loss) in fair value of beneficial conversion liability was ($7,100,677) during the three months ended June 30, 2009, an increase of $2,313,852 or approximately 48%, as compared to ($4,786,825) for the three months ended June 30, 2008. The increase in the loss in fair value of beneficial conversion liability was due to the increase in the trading price of our Common Stock, resulting in a higher Black-Scholes valuation model valuation calculation of the warrant liability.

As a result of these items, net loss for the three months ended June 30, 2009 was $11,994,067, an increase of $3,459,632 or approximately 41% over the net loss of $8,534,435 for the three months ended June 30, 2008.

Nine Months Ended June 30, 2009 Compared To Nine Months Ended June 30, 2008

Revenues for the nine months ended June 30, 2009 and 2008 were zero.  Although we received an order and deposit for two water treatment systems during the 2008 fiscal year, revenue from this order has not been recognized because the units have not been completed and delivered. The Company incurred operating expenses of $1,749,306 during the nine months ended June 30, 2009, a decrease of $5,961,354 or approximately 77%, as compared to $7,710,660 for the nine months ended June 30, 2008.  General and administrative expenses were $1,144,112 during the nine months ended June 30, 2009, a decrease of $5,695,172 or approximately 83%, as compared to $6,839,284 for the nine months ended June 30, 2008.  The decrease in general and administrative expenses contributed to the significant decrease in operating expenses. The significant general and administrative expenses incurred during the nine months ended June 30, 2008 were primarily due to the issuance of options. Research and development expenses were $567,790 during the nine months ended June 30, 2009, a decrease of $279,114 or approximately 33%, as compared to $846,904 for the nine months ended June 30, 2008.  The decrease in research and development expenses resulted primarily from the reallocation of personnel for the design of the two water treatment systems ordered during the 2009 fiscal year.

Other income (expense) totaled ($3,857,825) during the nine months ended June 30, 2009, an increase of $18,391,340 or approximately 127%, as compared to other income of $14,533,515 for the nine months ended June 30, 2008. The Company earned interest income of $3,870 during the nine months ended June 30, 2009, an increase of $1,027 or 36%, as compared to $2,843 during the nine months ended June 30, 2008.  The Company incurred interest expense of $221,947 during the nine months ended June 30, 2009, a decrease of $755,965 or approximately 77%, as compared to $977,912 for the nine months ended June 30, 2008. The significant interest expense we incurred during the nine months ended June 30, 2008 was due primarily to the amortization of the beneficial conversion features discount and warrant discount of the convertible debt securities, while during the nine months ended June 30, 2009 there was a decrease in outstanding debt principal, which resulted in lower interest.

The gain (loss) in fair value of warrant and option liability was ($1,311,309) during the nine months ended June 30, 2009, an increase of $2,808,855 or approximately 188%, as compared to $1,497,546 during the nine months ended June 30, 2008. The increase in the loss in fair value of warrant and option liability was due to the increase in the trading price of our Common Stock, resulting in a higher Black-Scholes valuation model valuation calculation of the warrant liability.  The gain (loss) in fair value of beneficial conversion liability was ($2,332,055) during the nine months ended June 30, 2009, an increase of $16,468,108, or approximately 116%, as compared to $14,136,053 for the nine months ended June 30, 2008. The increase in the loss in fair value of beneficial conversion liability was due to the increase in the trading price of our Common Stock, resulting in a higher Black-Scholes valuation model valuation calculation of the warrant liability.  During the nine months ended June 30, 2009 the Company recorded a loss on settlement of debt of $3,616 related to the conversion of notes payable and accrued interest into Common Stock. During the nine months ended June 30, 2008 the Company recorded a loss on lease termination for $125,015 related to the termination of lease. During the nine months ended June 30, 2008 the Company recorded a write-off of beneficial conversion feature and discount of $380,440 related to the advisory board compensation.  There were no comparable expenses recorded during the nine months ended June 30, 2009.

As a result of these items, net loss for the nine months ended June 30, 2009 was ($5,611,931), a decrease of $12,433,886 or approximately 182% over the net income of $6,821,955 for the nine months ended June 30, 2008.

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

Operating Activities

During the nine months ended June 30, 2009, the Company used $1,451,460 of cash in operating activities.  Non-cash adjustments included $37,404 for depreciation, $2,890 for amortization of warrant and beneficial conversion feature, $1,311,309 as an increase in fair value of warrant and option liability, $2,332,055 as an increase in fair value of beneficial conversion liability, and $19,800 for loss on settlement of debt. Cash provided by operating activities included $17,730 in other current assets, $197,604 in accounts payable, $451,603 in accrued liabilities, and $360,000 in customer deposits. Cash used in operating activities included $833,594 for inventory and $150,400 for other assets. Stock based compensation to employees and consultants was $187,844 and $238,244, respectively.

During the nine months ended June 30, 2008, the Company used $611,819 of cash in operating activities. Non-cash adjustments included $24,472 for depreciation, $1,073,445 for amortization of warrant and beneficial conversion feature, $126,111 for loss on termination of lease. Cash provided by operating activities included $409,406 in accounts payable. Cash used in operating activities included $77,269 for other current assets, $1,497,546 for warrant liability, and $14,136,054 for beneficial conversion features liability. Stock based compensation to nonemployees was $5,799,646.

Investing Activities

During the nine months ended June 30, 2009, the Company acquired $5,546 of property and equipment. During the nine months ended June 30, 2008, the Company acquired $26,111 of property and equipment.

Financing Activities

During the nine months ended June 30, 2009, the Company received $5,000 for the purchase of common stock, and $240,000 from short term notes.

During the nine months ended June 30, 2008 the Company received $1,261,779 in financing activities. Cash provided from financing activities for the nine months ended June30, 2008 consisted proceeds of $425,000 from the issuance of 10% subordinated notes payable and $330,000 for the purchase of Common Stock. Cash used in financing activities for the nine months ended June 30, 2008 included a payment of $5,000 toward a note payable, payments of $27,336 toward notes payable under an equity line of credit, and payments totaling $19,260 to officers for loans made to us.

On June 30, 2009, the Company had cash and cash equivalents of $8,582. The sole source of liquidity has been borrowings from affiliates and the sales of our securities. There is no certainty that the Company will be able to generate revenues from operations during the fiscal year. As of June 30, 2009, the Company had an accumulated deficit of $39,526,666. We expect that our future operating results will continue to be subject to many of the problems, expenses, delays and risks, which we often cannot control, inherent in the establishment of a developmental business enterprise.

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

Going Concern Opinion

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2009, the Company has incurred cumulative losses of $39,526,666 including net loss for the nine months ended June 30, 2009 of $5,611,931. As the Company has limited cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate financing to pay for its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to undertake additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements, which may significantly reduce the amount of cash the Company will have for its operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

Part I, Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide this disclosure.

Part I, Item 4T.  Controls and Procedures

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

Part II, Item 1.  Legal Proceedings

Not applicable.

Part II, Item 1A.  Risk Factors

As a smaller reporting company we are not required to provide this information.

Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

Part II, Item 5.  Other Information

None.

Part II, Item 6.  Exhibits

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