Form 10-K
period 2009-09-30
SIONIX CORP
filed 2010-01-13
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 002-95626-D

SIONIX CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0428526
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

2801 Ocean Park Boulevard, Suite 339
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐  The registrant is not yet subject to this requirement.

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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of March 31, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was $11,345,760.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of January 6, 2010 was 148,795,947.

DOCUMENTS INCORPORATED BY REFERENCE

None

Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements”.  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry.  Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “may,” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Annual Report titled “Risk Factors” as well as the following:

•	The current economic crisis in the United States, which may reduce the funds available to businesses and government entities to purchase our system;

•	whether we will be able to raise capital as and when we need it;

•	whether our water purification system will generate significant sales;

•	our overall ability to successfully compete in our market and our industry; and

•	unanticipated increases in development, production or marketing expenses related to our product and our business activities,

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

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

We design and develop turnkey stand-alone water treatment systems intended for municipalities (both potable and wastewater), industry (both make-up water and wastewater), mining, energy production, emergency response, military and small residential communities.  We were initially incorporated in Utah in 1996 and reincorporated in Nevada in 2003.  As of December 21, 2009, our executive offices are located at 2801 Ocean Park Blvd., Suite 339, Santa Monica, California 90405.  Our telephone number is (714) 678-1000, and our website is www.sionix.com.

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

While “slow sand” filtration is by far the most common treatment method used in the United States, it has serious drawbacks.  The treatment facilities occupy large tracts of land.  The filtration beds are large, shallow in-ground concrete structures, often hundreds of feet long to accommodate large volumes of water.  The water being filtered must remain in these beds for a comparatively long-time (known as “residence time”) in order for low-density materials to settle out.  The sand and charcoal filtering medium rapidly becomes plugged and clogged.  The bed must then be taken off-line and back-flushed, which uses large amounts of water - water which becomes contaminated and is therefore wasted.  Additional settling ponds are necessary to “de-water” this waste by evaporation so that the dried solids may be disposed of in an environmentally safe (but costly) method.

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

Aside from cost and logistics there are many pathogens resistant to chlorine or small enough to pass through the existing methods of filtration.  Illnesses such as hepatitis, gastroenteritis and Legionnaire's Disease, as well as increasingly pervasive chemical contaminants, have become more common.  One of the more difficult of these problems is monitoring and providing a barrier against microscopic protozoan parasites such as cryptosporidium (3-4 microns in size) and giardia lamblia oocysts (5-7 microns).  These common organisms exist naturally in the digestive systems of livestock and wild animals, and end up in lakes and streams.  They have caused severe illness in millions of people in the United States.  Conventional “slow sand” water filtration beds, used in most of the nation's public water districts, will not filter out these parasites - the best treatment facilities are only able to remove particles larger than 10-15 microns.

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

SIONIX “ELIXIR” WATER TREATMENT SYSTEMS.  The dissolved air flotation system we developed, which employs patented technology, removes more than 99.95+ percent of the organic particles in water, and provides a barrier against microbial contaminants such as cryptosporidium and giardia lamblia.  Each ELIXIR Water Treatment System is a self-contained water treatment system or pre-treatment process using ordinary air, with minimal chemical flocculent aids.  Our goal is to provide effective, practical and economic solutions to problems caused by pollution and toxic chemicals that seriously threaten public health and our environment.  Our systems significantly reduce the risk of bacterial or parasitic contamination, particularly cryptosporidium, giardia, and e-coli, with minimal disinfectant by-products.  Our systems are designed for quick installation, easy access for simple maintenance and are cost-effective for even the smallest water utilities or commercial applications.  This technology is designed to support public water treatment plants, sewage treatment plants, water reclamation facilities, commercial air conditioning cooling towers, and emergency water systems for floods, earthquakes and other natural disasters.  Our system occupies a small footprint, is modular, self-contained and portable.

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

Each of our systems is completely modular.  We customize each system installation with filtration and disinfection options appropriate for the user.  The entire unit is built into a standard thirty-foot or forty-foot ISO transportable container, making it easy to move by truck, train, plane, helicopter, or ship.  Standard configuration includes a small control and testing laboratory located in the front of the container.  The addition of a generator module makes the system self-powered.  The customer can operate and control the entire system from a remote site via hardwired or wireless communications.  A comprehensive service and maintenance program (which will be part of all equipment leases) includes a standard upgrade path.

A single unit should produce a minimum of 225 gallons of post-DAF treated water per minute (about 325,000 gallons, or one acre-foot, per day).  If additional reverse osmosis treatment is required to produce potable water, output is generally 50% less.  Per capita usage of water in the United States is among the highest in the world.  Two or more units can be ganged together for increased capacity.

Our systems are ideal for small to medium-sized potable water treatment utilities.  They serve equally well in commercial/industrial uses where incoming process water must be treated to high levels of purity, or wastewater must be decontaminated before discharge to the environment.  The products can also address water quality issues faced by commercial and industrial facilities that process water or produce toxic wastewater, such as food and beverage processing plants, dairy product facilities, and fresh water aquaculture installations, such as fish farms.

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

Pilot Program-Villa Park Dam

In November 2006 we entered into an oral agreement with the Serrano Water District ("SWD") in Orange County, California to install an ELIXIR system at the Villa Park Dam (near Anaheim, California) for testing of the system by processing flood water residue behind the dam.  Under our arrangement, scientists and engineers from California State University at Fullerton are coordinating with the SWD to trace and record the cleaning efficiency for the various contaminants in the water (thought to be iron, manganese and algae) against the flow rate capacity of the ELIXIR system.  We designed the system placed at the dam site for research purposes.  It contains a variety of sampling sites within the system to extract and test water outside the system, as well as a suite of internal water quality measurement instruments to monitor the cleaning process.

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

In May 2007 we placed an ELIXIR system at the dam and began processing runoff water.  We began a thorough evaluation of every component in the system during this testing period.  Data are being used to evaluate the baseline water quality to be treated, as part of an ongoing water collection and analysis study of the ELIXIR water treatment system.  Several testing and research programs to evaluate the treatment system were implemented.

The SWD pilot project was terminated in October 2008 once the retention reservoir behind Villa Park Dam was drained for periodic cleaning.  With the exception of testing for Total Dissolved Solids ("TDS"), all other testing was completed in compliance with California's Title 22 certification program.  TDS levels could not be properly tested since the reservoir was being drained and the dynamics of the forced water flow agitated sediment normally deposited on the bottom to mix with the draining water, producing readings above the testing thresholds.

Pilot Program-Arkansas

On June 6, 2008 we were awarded a contract from Innovated Water Equipment, Inc. ("IWE")  of Little Rock, Arkansas for the delivery of  an ELIXIR system to treat production water from gas and oil wells in the Arkansas vicinity.  The unit was delivered during the 1st week of July 2009, commenced testing operations on August 25, 2009 and concluded testing operations  on November 3, 2009.  The purpose of the pilot program was to clean all impurities so that the treated water could be returned to ground water as well as to treat contaminated production water from oil and gas producers for recirculation in the fracturing process commonly utilized in the drilling industry to free up captured gas and oil reserves unavailable for normal drilling operations.  Water conditions at the testing site were extremely difficult as each truckload of production water varied substantially which made extremely difficult treatment conditions requiring radically different chemical mixtures to produce consistent results.  With the exception of permeate to return ratios for purposes of returning treated water to the ground water caused by outputs through the reverse osmosis system that were not originally specified and scaling indices caused by improper chemical mixtures that were outside of the purview of our testing parameters, testing results confirmed the efficacy of the Sionix ELIXIR system.

We have has been advised by IWE that the system has been disabled at the initial testing site and is being removed to a new "land farm" with substantially more stable production water where testing conditions will be more stable.

With the results from these two pilot studies, management expects to launch an aggressive marketing and sales program to promote the turnkey Sionix products and water treatment solutions to all potential market sources and distribution channels throughout the world.

Marketing and Customers

THE MARKET.  The potable water market includes residential, commercial, and food service customers.  Demand is driven both by consumer desire to improve the taste and quality of drinking water and by the expanded concern of regulatory agencies.  According to industry analysts, water safety concerns not only contributed to growth in the water filtration market, but also helped drive the growth of consumer bottled water per capital consumption from 1.6 gallons in 1976 to 28.5gallons in 2009 (www.washingtonpost.com/sp-dyn/content/article/2009/09/AR2009081203074.html), representing sales of approximately $11 billion (www.ewg.org/node/27730).

According to industry data, it is estimated that 1.1 billion people in the world do not have safe drinking water (www.globalissues.org/article/26/poverty-facts-and-stats).  There is significant market potential in Asian, Africa, and Latin American countries, where the quality of drinking water has been found to be severely deficient in several regions.

In the United States, we plan to target the established base of small to medium water providers, as well as industrial users (such as the dairy industry, meat and poultry producers, cruise ship operators, food and beverage processors, pharmaceuticals, cooling tower manufacturers and oil and gas producers) and disaster relief agencies with a need for a clean and consistent water supply.  Outside the United States, we plan to market principally to local water systems and international relief organizations.

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

DOMESTIC WATER UTILITIES.  There are over 200,000 public water systems  (www.agwt.org/info/privateorpublic.htm) in the United States.  The great majority of these are considered small to medium-sized public water systems, which support populations of fewer than 10,000 people.  We believe that the ELIXIR system can provide a comprehensive solution for these utilities.  It occupies a small footprint and is self-contained and portable.  Equally important, in most cases, it does not require costly and time-consuming environmental studies.

INDUSTRIAL WASTEWATER PURIFICATION.  Many industries use water in their manufacturing processes that results in contamination.  This wastewater must be treated and purified before it can be reused or released into the ocean or streams.  Principal markets are pharmaceutical manufacturers, producers of paper products, the dairy industry, and silicon chip manufacturers.  The small footprint, low cost, and predictably efficient output of the ELIXIR system make it an excellent choice for customers in these markets.

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

WASTEWATER UTILITIES (SEWAGE TREATMENT).  Sewage overflows are a major problem in many communities.  The unit can function as a cost-effective emergency alternative to mitigate the problem of overflows and/or as a supplement to existing fixed treatment systems during emergency conditions.

THIRD-WORLD MARKETS.  In addition to the domestic market, fast spreading urbanization in third-world countries has created a growing demand for public water systems.  Most of the fatal waterborne illnesses occur in these countries.  Industrial and agricultural contamination of water supplies is epidemic because environmental controls are neither adequate nor well enforced.  Moreover, in the smaller villages and tribal regions of certain third world countries where water supplies are frequently contaminated by raw sewage, the Sionix modular, mobile units are a low cost alternative to fixed systems where water output is less than 400,000 gallons a day.

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

DESALINIZATION.  Reverse osmosis (RO) is among the most efficient desalinization processes available today.  A RO desalinization system requires prefiltration to reduce clogging of the filter membrane by organic matter.  Placed in front of an RO filter unit in a desalinization system, the ELIXIR unit will greatly lengthen the time between costly back-flushes and prolong the life of the RO filters.

MARKETING METHODS.  We plan to market our products through participation in industry groups, selected advertising in specialized publications, trade shows, and direct mail.  Initially we intend to utilize in-house marketing in conjunction with outsourced marketing consultants and national and international distributorships.

Patents

We hold 8 U.S. patents on technology related to or incorporated into the ELIXIR system and related components, however, as of the date of this filing, only 2 are actively used in the ELIXIR system. An additional patent application is pending. Our patents cover process, system and waste handling, an automatic backflushing system using air pressure to activate the valves, the ozone mixing system, and the inline wet-chemistry water quality monitoring system. The extent to which patents provide a commercial advantage, or inhibit the development of competing products, varies. We also rely on common law concepts of confidentiality and trade secrets.

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

Research and Development

Research and development expenses for the year ended September 30, 2009 were $761,440 while research and development expenses for the year ended September 30, 2008 were $1,060,933.  Research and development consists of additional modifications to the ELIXIR system based on the varying water conditions experienced by the Company’s customer and prospects, and adjustments to unit functionality based on testing results.  We capitalize development costs in accordance with GAAP. All other costs, including salaries and wages of employees included in research and development, have been expensed as incurred.

Manufacturing and Raw Materials

The Company terminated manufacturing operations in the Anaheim, CA facility as of December 21, 2009.  Overhead costs of maintaining an in-house manufacturing facility could not be justified for the low volume production and assembly operations that sales were generating or expected to generate over the foreseeable future. Accordingly, the Company is in discussions with several sub-contract manufacturing organizations to manufacture and assemble the Sionix products in accordance with its specifications and design requirements. These arrangements are anticipated to cover various international geographic regions, with a single contract manufacturer for the North American continent. It is expected that international arrangements will be completed as distribution channels in those international territories are established and sales growth occurs. The materials used in the production of the Sionix products are easily obtainable from a variety of suppliers.

Employees

We have four full-time employees as of the date of this report, none of whom are covered by any collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 1A.	RISK FACTORS

In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

We have never reported any revenues.

We have been in business for more than ten years and never reported any revenues from operations.  We have been in the development stage since inception, and although we have delivered on an order for one water treatment system, revenue from this system has not yet been recognized.  Except for the deposit we received for this one order, all of our working capital has been generated by sales of securities and loans.

We have a history of operating losses, which may continue.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. Although we had net income of $5,024,198 for the year ended September 30, 2009, as of September 30, 2009 our accumulated deficit was $28,890,537.  We have not achieved profitability on a quarterly or on an annual basis from normal operations.  We may not be able to generate revenues or reach a level of revenue to achieve profitability.

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

During the 2010 fiscal year, approximately $2.7 million in debt will need to be repaid.  We are not certain that we will have the funds to repay this debt, which could subject us to legal action.  Any such actions would adversely affect our business and financial condition.

    During 2010 approximately $2.7 million of debt securities that we issued will need to be repaid.  We do not currently have the funds to repay this debt and we cannot assure you that we will be able to raise the funds or to renegotiate the terms of the loans.  If we default on these obligations and if our investors refuse to renegotiate the terms of the loans, we may be subjected to lawsuits which would further strain our finances and disrupt our business and would adversely affect our business and financial condition.

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the period ended September 30, 2009 were prepared on a going concern basis.  Our auditors have indicated that our inability to generate revenue raises substantial doubt as to our ability to continue as a going concern.  Through September 30, 2009, we incurred cumulative losses of $28,890,537 including net income for the year ended September 30, 2009 of $5,024,198.  We have negligible cash flow from operations and our ability to maintain our status as an operating company is entirely dependent upon obtaining adequate cash to finance our overhead, research and development activities, and acquisition of production equipment.  We do not know if we will achieve a level of revenues adequate to support our cost and expenses.  In order to meet our basic financial obligations, including rent, salaries, debt service and operations, we plan to seek additional equity or debt financing.  Because of our history and current debt levels, there is considerable doubt that we will be able to obtain financing.  Our ability to meet our cash requirements for the next twelve months depends on our ability to obtain financing.  There is no assurance that we will be able to implement our business plan or continue our operations.

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

We, like any other manufacturer of products that are designed to treat food or water that will be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury.  Such claims may include, among others, that our products fail to remove harmful contaminants or bacteria, or that our products introduce other contaminants into the water.  While we intend to obtain and maintain product liability insurance, there can be no assurance that such insurance will continue to be available at a reasonable cost, or, if available, will be adequate to cover liabilities.  In the event that we do not have adequate insurance, product liability claims relating to defective products could have a material adverse effect on our business and financial condition.

Our water treatment system and the related technology are unproven and may not achieve widespread market acceptance among our prospective customers. If we are unable to sell our water treatment systems, our business will suffer.

Although we have installed a water treatment system in one customer location, our products have not been proven in a commercial context over any significant period of time.  We have developed our proprietary technology and processes for water treatment based on dissolved air flotation technology, which competes with other forms of water treatment technologies that currently are in operation throughout the United States.  Our water treatment system and the technology on which it is based may not achieve widespread market acceptance.  Our success will depend on our ability to market our system and services to businesses and water providers on terms and conditions acceptable to us and to establish and maintain successful relationships with various water providers and state regulatory agencies.

We believe that market acceptance of our system will depend on many factors including:

●	the perceived advantages of our system over competing water treatment solutions;

●	the safety and efficacy of our system;

●	the availability of alternative water treatment solutions;

●	the pricing and cost effectiveness of our system;

●	our ability to access businesses and water providers that may use our system;

●	the effectiveness of our sales and marketing efforts;

●	publicity concerning our system and technology or competitive solutions;

●	timeliness in assembling and installing our system on customer sites;

●	our ability to respond to changes in regulations; and

●	our ability to provide effective service and maintenance of our systems to our customers’ satisfaction.

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

As of September 30, 2009, there were 148,314,046 shares of our common stock outstanding.  In the future, we may be required to issue a total of 79,880,561shares of common stock if all of our outstanding options, warrants and convertible promissory notes are exercised or converted.  Many of these shares may be issued below the market value of our shares on the date the securities are exercised or converted.  The future issuance of any such additional shares of our common stock or other securities we may issue for raising capital or paying for services may create downward pressure on the trading price of our common stock.  Holders of our common stock will have their holdings diluted as a result of the issuance of additional shares of our common stock.

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

    If we fail to file an annual or quarterly report on a timely basis, the OTCBB will no longer allow our common stock to be quoted.  We cannot assure you that we will be able to file our reports in accordance with the requirements of the OTCBB.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of August 1, 2008, we entered into a 36-month lease for an industrial site consisting of approximately 12,000 square feet of administrative offices and a manufacturing facility.  Monthly lease payments for the period from August 1, 2008 through July 31, 2009 are $8,650 plus common area maintenance charges; monthly lease payments for the period from August 1, 2009 through July 31, 2010 are $8,995 plus common area maintenance charges and monthly lease payments for the period from August 1, 2010 through July 31, 2011 are $9,355 plus common area maintenance charges.

On December 21, 2009, we vacated these premises and are currently in discussions with the landlord regarding the termination of our future obligations under this lease. We are currently renting on a month-to-month basis a single office for administrative purposes, and our monthly obligation under this rental agreement is $1,200.

ITEM 3.	LEGAL PROCEEDINGS

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the 2009 fiscal year, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Fiscal Year Ended September 30, 2009:
First Quarter	0.140	0.090
Second Quarter	0.120	0.050
Third Quarter	0.200	0.070
Fourth Quarter	0.230	0.160

Fiscal Year Ended September 30, 2008:
First Quarter	0.300	0.220
Second Quarter	0.245	0.120
Third Quarter	0.355	0.100
Fourth Quarter	0.220	0.130

As of January 6, 2010, we had approximately 814 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of September 30, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity Compensation Plan Approved by Stockholders

None	-	-	-

Equity Compensation Plan Not Approved by Stockholders

2001 Executive Officers Stock Option Plan	7,034,140	$0.15	542,540

Recent Issuances of Unregistered Securities

During the fourth quarter of the last fiscal year, we issued the following unregistered securities.  We relied on Section 4(2) of the Securities Act of 1933, as amended, to make the offering inasmuch as the securities were issued to accredited investors only without any form of general solicitation.

On July 15, 2009 and August 11, 2009, we borrowed a total $150,000 from Trillium Partner LP and MKM Capital. The loans are evidenced by two promissory notes and mature 90 days from the date of the notes. As consideration for the loans, we issued a total of 300,000 shares of common stock to these lenders. The notes accrue interest at the rate of 10% per annum until the principal amount and all accrued interest is repaid.  There is no prepayment penalty associated with the notes.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto, included elsewhere in this report. Except for the historical information contained in this report, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors including, but not limited to, those discussed in the section of this report titled “Risk Factors”, as well as other factors, some of which will be outside of our control.  You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made.  We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

Application of Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during the 2009 fiscal year.

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

Goodwill and other Intangibles. Goodwill and intangible assets with indefinite lives will be tested annually for impairment in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 350, “Intangibles, Goodwill and Other”. We will use our judgment in assessing whether assets may have become impaired between annual impairment tests. We perform our annual test for indicators of goodwill and non-amortizable intangible assets impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

Legal Contingencies. From time to time we may be a defendant in litigation. As required by ASC Topic 450, “Contingencies”, we are required to determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. Final settlement of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

Warrant Liability. The Company calculates the fair value of warrants and options using the Black Sholes model. Assumptions used in the calculation include the risk free interest rate, volatility of the stock price, and dividend yield. Estimates used in the calculation include the expected term of the warrants or options.

Accrued Derivative Liabilities. The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for equity treatment. However, liability accounting is triggered as there were insufficient shares to fulfill all potential conversions. The Company determines which instruments or embedded features require liability accounting and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statements of operations as “gain (loss) on change in fair value of warrant and option liability” and “gain (loss) on change in fair value of beneficial conversion liability.”

Plan of Operation

During the next fiscal year we plan to continue marketing and selling our existing ELIXIR water treatment system to potential domestic and international customers. We believe that the operation of the unit at this facility will position us to aggressively market the ELIXIR to public water utilities, private companies and other potential customers.  These demonstrations will serve as a sales tool and a model for possible applications and installations. Once we obtain sufficient financing, we plan to engage in substantial promotional activities in connection with the operation of the unit, including media exposure and access to other public agencies and potential private customers. If the unit continues to operate successfully, we believe we can receive orders for operating units. We have demonstrated the unit at the Villa Park Dam to numerous prospective clients over several years and are considering different alternative uses for this unit.

We intend to contract with outside manufacturers to begin production of the units. Once we have obtained financing we will begin to recruit and hire employees to serve at the facility. We anticipate that most of our capital needs will need to be funded by equity financing until such time that we have received orders for, and deposits with respect to, our products.

Restatement of 2008 Financial Statements

Between October 17, 2006 and February 27, 2007, the Company issued 25 Convertible Notes 1 for total proceeds to the Company of $750,000. Convertible Notes 1 could be converted into shares of the Company’s common stock at a conversion price of $0.05 per share. Convertible Notes 1 contained a provision that would automatically adjust the conversion price if equity securities or instruments convertible into equity securities were issued at a conversion price less than $0.05.

On June 6, 2007, the Company issued 5 Convertible Notes 2 for total proceeds to the Company of $86,000.  No warrants were issued in connection with Convertible Notes 2. Convertible Notes 2 mature on December 31, 2008, and are convertible into common stock at $0.01 per share.

As a result of the issuance of Convertible Notes 2, the conversion price for Convertible Notes 1 was adjusted down from $0.05 to $0.01.  The decrease in the conversion price increased the potential dilutive shares from 15,000,000 to 75,000,000, and this subsequently increased the total outstanding and potential dilutive shares over the authorized common share limit of 150,000,000.  Because there were insufficient authorized shares to fulfill all potential conversions, the Company should have classified all potentially dilutive securities as derivative liabilities as of June 6, 2007.  The Company researched its debt and equity instruments and determined that the potentially dilutive securities were as follows:

•	2001 Executive Officers Stock Option Plan
•	Advisory Board Compensation
•	Warrants Related to 2004 Stock Purchase Agreement
•	Convertible Notes 1
•	Convertible Notes 2
•	Subordinated Convertible Notes 3
•	Warrants related to Subordinated Convertible Notes 3

The following adjustments were made to our financial statements for the periods ended September 30, 2008:

	As Previously Stated September 30, 2008	Beneficial Conversion Options	Warrants and Options	As Restated September 30, 2008
Balance Sheet (as of September 30, 2008)
Accrued expenses	$2,721,970	$1,590,874	$-	$4,312,844
Warrant and option liability	3,446,823	-	3,422,421	6,869,244
Beneficial conversion feature liability	26,000	8,855,272	-	8,881,272
Additional paid-in capital	12,688,495	-	(1,847,488)	10,841,007
Deficit accumulated during developmental stage	(21,893,656)	(10,446,146)	(1,574,933)	(33,914,735)

Statement of Operations (for the year ended September 30, 2008)
Gain (loss) on change in fair value of warrant and option liability	$4,748,929	$-	$(832,889)	$3,916,040
Gain (loss) on change in fair value of beneficial conversion liability	1,404,811	20,339,955	-	21,744,766
General and administrative expenses	7,445,775	-	83,855	7,529,630

Statement of Operations (since inception)
Gain (loss) on change in fair value of warrant and option liability	$5,218,240	$-	$(973,727)	$4,244,513
Gain on change in fair value of beneficial conversion liability	1,400,767	24,258,030	-	25,658,797
General and administrative expenses	20,775,280	3,787,032	83,855	24,646,167
Financing costs	(2,299,117)	(30,536,702)	(897,793)	(33,733,612)

Statement of Cash Flows (for the year ended September 30, 2008)
Net loss	$(3,872,820)	$20,339,955	$(916,744)	$15,550,391
(Gain) loss on change in fair value of warrant and option liability	(4,748,929)	-	832,889	(3,916,040)
(Gain) loss on change in fair value of beneficial conversion liability	(1,404,812)	(20,339,955)	-	(21,744,767)
Non-cash compensation expense	-	-	83,855	83,855

Statement of Cash Flows (since inception)
Net loss	$(21,893,656)	$(10,065,704)	$(1,955,375)	$(33,914,735)
(Gain) loss on change in fair value of warrant and option liability	(5,218,240)	-	973,727	(4,244,513)
Gain on change in fair value of beneficial conversion liability	(1,400,768)	(24,258,030)	-	(25,658,798)
Non cash compensation expense	-	3,787,032	83,855	3,870,887
Non cash financing costs	-	30,536,702	897,793	31,434,495

Results of Operations

Year Ended September 30, 2009 Compared To Year Ended September 30, 2008

The Company had no revenue for the fiscal years ended September 30, 2009 or 2008.  The Company received an order and deposit for one water treatment system during the 2008 fiscal year, revenue from this order has not been recognized because the installation of the units was not completed as of September 30, 2009.

The Company incurred operating expenses of $2,526,243 during the fiscal year ended September 30, 2009, a decrease of $6,089,590 as compared to $8,615,833 for the fiscal year ended September 30, 2008.  General and administrative expenses were $1,736,359 for the period ended September 30, 2009, a decrease of $5,793,271 over the prior period. The decrease in general and administrative expenses resulted primarily from options and warrants issued to employees and consultants which in fiscal 2008 represented a charge of approximately $5,0000,000; however, in fiscal 2009, the charge was approximately $100,000. Research and development expenses of $761,440 during the fiscal year ended September 30, 2009, a decrease of $299,493, as compared to $1,060,933 for the fiscal year ended September 30, 2008, also contributed to the decrease in operating expenses.

The decrease in research and development expenses resulted primarily from a reduction of personnel costs.  We reduced the number of our employees due to limited cash resources.

    Other income (expense) totaled $7,555,241 during the fiscal year ended September 30, 2009. This was a substantial decrease from the prior period where the Company reported income of $24,167,124. This difference is due mainly to to the decrease in the amount of $17,821,584 in the fair value of the option and warrant liability and beneficial conversion liability in fiscal 2009. The Company earned interest income of $3,962 during the fiscal year ended September 30, 2009, as compared to $7,830 during the fiscal year ended September 30, 2008.  The decrease of $3,868 is due to reduced cash deposits. The Company incurred interest expense of $292,694 during the fiscal year ended September 30, 2009, a decrease of $829,494 as compared to $1,122,188 for the fiscal year ended September 30, 2008. The decrease in interest expense was due primarily to the conversion of certain debt securities to common stock, and the amortization of the beneficial conversion features discount and warrant discount of the convertible debt securities during the fiscal year ended September 30, 2008.

During the fiscal year ended September 30, 2008, the Company recorded a loss on settlement of debt and loss on lease termination of $254,309 and $125,015, respectively. There was a gain of $3,616 on settlements during the fiscal year ended September 30, 2009.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $22,982 and $1,220,588 at September 30, 2009 and 2008, respectively. The Company’s source of liquidity has been the sale of its securities and deposits received from orders for one water treatment system. The Company expects to receive additional orders for water treatment systems but if it does not receive additional orders or if these orders do not satisfy its capital needs, the Company expects to sell its securities or obtain loans to meet its capital requirements.  The Company has no binding commitments for financing and, with the exception of the orders it received during the 2008 fiscal year, no additional orders for the sale of water treatment systems.  There can be no assurance that sales of the Company’s securities or of its water treatment systems, if such sales occur, will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. As of September 30, 2009, a total of approximately $2,235,000 in principal amount of certain promissory notes issued by the Company, plus accrued interest, were due.  The Company has not yet paid the notes and no demand for payment has been made.

Operating Activities

During the fiscal year ended September 30, 2009, the Company used $1,852,060 of cash in operating activities.  Non-cash adjustments included $28,444 for depreciation, $187,844 for employee stock-based compensation, $238,244 for consultant stock-based compensation, $631,781 in loss on change in fair value of warrant and option liability, $(8,471,003) in gain on gain on change in fair value of beneficial conversion liability, $135,625 in non-cash based financing costs, and $125,000 for the impairment of fixed assets.  The Company also recorded an increase of $1,069,460 in inventory. Cash provided by operating activities included $475,954 in accounts payable, $510,038 in accrued liabilities, and $360,000 in customer deposits.

Investing Activities

During the fiscal year ended September 30, 2009, the Company acquired property and equipment totaling $5,546, as compared to $96,552 during the fiscal year ended September 30, 2008.

Financing Activities

Financing activities provided $660,000 to the Company during the fiscal year ended September 30, 2009. The Company received $390,000 in short-term notes payable and $270,000 through proceeds from the sale of common stock.

Financing activities provided $2,251,779 to the Company during the fiscal year ended September 30, 2008. The Company received $1,425,000 in notes payable, and $750,000 from the issuance of stock. The Company made payments of $19,260 to an officer for a loan payable, $15,000 to a related party for loan payable, and $27,336 on an equity line of credit.

As of September 30, 2009, the Company had an accumulated deficit of $28,890,537. Management anticipates that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

Going Concern Opinion

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2009, the Company has incurred cumulative losses of $28,890,537 including net income for year ended September 30, 2009 of $5,024,198. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

Contractual Obligations

At September 30, 2009, our significant contractual obligations, were as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Notes payable, related parties	$107,000	$-	$-	$-	$107,000
Short-term promissory notes payable	390,000	-	-	-	390,000
Convertible notes	2,220,686	-	-	-	2,220,686
Operating lease obligations	108,660	93,550	-	-	202,210
Total	$2,826,346	$93,550	$-	$-	$2,919,896

Off-Balance Sheet Arrangements

Our Company has no outstanding off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SIONIX CORPORATION
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of September 30, 2009 and 2008	F-3

Statements of Operations for the years ended September 30, 2009 and September 30, 2008 and Cumulative from Inception (October 3, 1994) to September 30, 2009	F-4

Statements of Stockholders’ (Deficit) from Inception (October 3, 1994) to September 30, 2009	F-5

Statements of Cash Flows for the years ended September 30, 2009 and September 30, 2008 and Cumulative From Inception (October 3, 1994) to September 30, 2009	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sionix Corporation

We have audited the accompanying balance sheets of Sionix Corporation (a development stage entity) (a Nevada corporation) as of September 30, 2009 and 2008 and the related statements of operations, stockholders' (deficit), and cash flows for the years ended September 30, 2009 and 2008 and for the period from October 3, 1994 (inception) to September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sionix Corporation as of September 30, 2009 and 2008 and the results of its operations and its cash flows for the years ended September 30, 2009 and 2008 and for the period from October 3, 1994 (inception) to September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has deficit accumulated from inception amounting $28,890,537 at September 30, 2009 including a net income of $5,024,198 incurred in the year ended September 30, 2009. These factors as discussed in Note 14 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 18, the financial statements for the year ended September 30, 2008 have been restated.

Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California.
January 13, 2010

SIONIX CORPORATION
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	As of September 30,	As of September 30,
	2009	2008
ASSETS		(As Restated)
CURRENT ASSETS
Cash and cash equivalents	$22,982	$1,220,588
Inventory	1,069,460	-
Other current assets	195,698	138,895
TOTAL CURRENT ASSETS	1,288,140	1,359,483

PROPERTY AND EQUIPMENT, net	64,203	87,101

DEPOSITS	28,495	33,095
TOTAL ASSETS	1,380,838	1,479,679

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$611,693	$259,355
Accrued expenses	3,066,106	4,312,844
Customer deposits	1,620,000	1,260,000
Liquidated damages liability	78,750	153,750
Notes payable – related parties	107,000	114,000
Short-term promissory notes payable	390,000	-
Convertible notes, net of debt discounts of $0 and $2,890, respectively	1,738,194	2,041,443
10% subordinated convertible notes, net of debt discounts of $0 and $24,204, respectively	482,492	400,796
Warrant and option liability	7,937,620	6,869,244
Beneficial conversion liability	2,001,143	8,881,272
TOTAL CURRENT LIABILITIES	18,032,998	24,292,704

STOCKHOLDERS' DEFICIT
Common stock (150,000,000 shares authorized; 148,795,946 shares issued and 148,314,046 outstanding at September 30, 2009, and 134,756,213 shares issued and 134,274,313 outstanding at September 30, 2008, Par Value $.001)	148,313	134,274
Additional paid-in capital	12,089,664	10,841,007
Shares to be issued	400	126,429
Deficit accumulated during development stage	(28,890,537)	(33,914,735)
TOTAL STOCKHOLDERS' DEFICIT	(16,652,160)	(22,813,025)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,380,838	$1,479,679

The accompanying notes form an integral part of these financial statements

SIONIX CORPORATION
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS
			Cumulative from
	For the Years		Inception
	Ended September 30,		(October 3, 1994) to
	2009	2008	September 30, 2009
		(As Restated)

Revenues	$-	$-	$-

Operating expenses
General and administrative	1,736,359	7,529,630	26,382,526
Research and development	761,440	1,060,933	3,798,313
Depreciation and amortization	28,444	25,270	585,819
Total operating expenses	2,526,243	8,615,833	30,766,658
Loss from operations	(2,526,243)	(8,615,833)	(30,766,658)

Other income (expense)
Interest income	3,962	7,830	70,335
Interest expense and financing costs	(292,694)	(1,122,188)	(34,026,306)
Gain (loss) on change in fair value of warrant and option liability	(631,781)	3,916,040	3,612,732
Gain on change in fair value of beneficial conversion liability	8,471,003	21,744,766	34,129,800
Impairment of intangibles	-	-	(1,267,278)
Inventory obsolescence	-	-	(365,078)
Legal settlement	1,135	-	346,084
Gain (loss) on settlement of debt	3,616	(254,309)	(480,961)
Loss on lease termination	-	(125,015)	(125,015)
Total other income (expense)	7,555,241	24,167,124	1,894,313
Income (loss) before income taxes	5,028,998	15,551,291	(28,872,345)
Income taxes	4,800	900	18,192
Net income (loss)	$5,024,198	$15,550,391	$(28,890,537)

Basic income per share	$0.04	$0.14
Dilutive income per share	$0.04	$0.14

Basic weighted average number of
shares of common stock outstanding	140,156,647	112,419,861
Dilutive weighted average number of
shares of common stock outstanding	140,156,647	112,419,861

The accompanying notes form an integral part of these financial statements.

SIONIX CORPORATION
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 3, 1994 (INCEPTION) TO SEPTEMBER 30, 2009

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

SIONIX CORPORATION
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED
FOR THE PERIOD FROM OCTOBER 3, 1994 (INCEPTION) TO SEPTEMBER 30, 2009

								Deficit	Total
	Common Stock		Additional	Shares	Stock	Shares	Unamortized	Accumulated	Stockholders'
	Number		Paid-in	to be	Subscription	to be	Consulting	from	Equity
	of Shares	Amount	Capital	Issued	Receivable	Cancelled	Fees	Inception	(Deficit)

Amortization of consulting fees	-	-	-	-	-	-	13,075	-	13,075
Net loss	-	-	-	-	-	-	-	(722,676)	(722,676)
Balance at September 30, 2005	102,042,286	102,042	13,294,405	43,900	-	-	-	(14,803,291)	(1,362,944)
Net loss	-	-	-	-	-	-	-	(1,049,319)	(1,049,319)
Balance at September 30, 2006	102,042,286	102,042	13,294,405	43,900	-	-	-	(15,852,610)	(2,412,263)
Stock issued for consulting	4,592,915	4,593	80,336	-	-	-	-	-	84,929
Reclassification to warrant and option liability	-	-	(2,277,013)	-	-	-	-	-	(2,277,013)
Net loss	-	-	-	-	-	-	-	(33,612,516)	(33,612,516)
Balance at September 30, 2007, restated	106,635,201	106,635	11,097,728	43,900	-	-	-	(49,465,126)	(38,216,863)
Conversion of note payable into common stock	17,149,359	17,149	886,633	-	-	-	-	-	903,782
Common stock issued for services	1,539,750	1,540	254,330	-	-	-	-	-	255,870
Common stock issued for cash	8,950,003	8,950	784,550	(43,500)	-	-	-	-	750,000
Common stock to be issued for cash	-	-	-	126,029	-	-	-	-	126,029
Issuance of warrants with stock	-	-	(2,182,234)	-	-	-	-	-	(2,182,234)
Net income	-	-	-	-	-	-	-	15,550,391	15,550,391
Balance at September 30, 2008, restated	134,274,313	134,274	10,841,007	126,429	-	-	-	(33,914,735)	(22,813,025)
Conversion of note payable into common stock	7,819,419	7,819	473,023	-	-	-	-	-	480,842
Common stock issued for services	1,200,139	1,200	225,029	(126,029)	-	-	-	-	100,200
Common stock issued for property and equipment	833,333	833	124,167	-	-	-	-	-	125,000
Common stock issued for cash and debt settlement	500,000	500	29,500	-	-	-	-	-	30,000
Common stock issued for stock warrant exercises	2,886,842	2,887	262,113	-	-	-	-	-	265,000
Common stock issued related to short-term notes	800,000	800	134,825	-	-	-	-	-	135,625
Net income	-	-	-	-	-	-	-	5,024,198	5,024,198
Balance at September 30, 2009	148,314,046	$148,313	$12,089,664	$400	$-	$-	$-	$ 28,890,537	$ 16,652,160

The accompanying notes form an integral part of these financial statements.

SIONIX CORPORATION
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS
			Cumulative
			from
	For the Year		Inception
	Ended September 30,		(October 3, 1994) to
	2009	2008	September 30, 2009
		(As Restated)	(As Restated)

OPERATING ACTIVITIES:
Net income (loss)	$5,024,198	$15,550,391	$(28,890,537)
Adjustments to reconcile net Income (loss) to net cash used in operating activities:
Depreciation	28,444	25,270	672,736
Amortization of beneficial conversion features discount and
warrant discount	27,094	1,164,321	2,074,433
Stock based compensation expense - employee	187,444	1,842,945	3,866,746
Stock based compensation expense - consultant	238,244	3,685,722	6,512,757
(Gain) loss on change in fair value of warrant and option liability	631,781	(3,916,040)	(3,612,732)
(Gain) loss on change in fair value of beneficial conversion liability	(8,471,003)	(21,744,767)	(34,129,802)
Non-cash compensation costs	-	83,855	3,870,887
Non-cash financing costs	135,625	-	31,570,120
Impairment of property and equipment	125,000	-	125,000
Impairment of assets	-	-	514,755
Write-down of obsolete assets	-	-	38,862
Impairment of intangible assets	-	-	1,117,601
(Gain) loss on settlement of debt	(3,616)	254,309	480,961
Loss on termination of lease		125,015	125,015
Write-off of beneficial conversion features	-	(576,000)	(576,000)
Stock issued for services and rent	-	114,850	114,850
Other	-	-	(799,044)
(Increase) decrease in assets:
Inventory	(1,069,460)	-	(1,069,460)
Other current assets	(56,803)	(137,545)	(195,698)
Other assets	4,600	(28,495)	(128,495)
Increase (decrease) in liabilities:
Accounts payable	475,954	258,119	891,473
Accrued expenses	510,038	730,900	3,370,079
Customer deposits	360,000	1,260,000	1,620,000
Net cash used in operating activities	(1,852,060)	(1,307,150)	(12,435,493)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,546)	(96,552)	(473,553)
Acquisition of patents	-	-	(154,061)
Net cash used in investing activities	(5,546)	(96,552)	(627,614)

FINANACING ACTIVITIES:
Accrual of liquidated damages	-	138,375	153,750
Payment on notes payable to officer	-	(19,260)	(218,502)
Proceeds from notes payable, related party	-	-	457,433
Payments on notes payable to related party	-	(15,000)	(15,000)
Receipt from (payments to) equity line of credit	-	(27,336)	428,664
Receipt of proceeds from short term notes	390,000	-	390,000
Proceeds from convertible notes payable	-	1,425,000	2,861,000
Proceeds from 10% subordinated notes payable	-	-	425,000
Issuance of common stock	270,000	750,000	8,603,344
Receipt of cash for stock to be issued	-	-	400
Net cash provided by financing activities	660,000	2,251,779	13,086,089

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,197,606)	848,077	22,982

CASH AND CASH EQUIVALENTS, BEGINNING	1,220,588	372,511	-
CASH AND CASH EQUIVALENTS, ENDING	$22,982	$1,220,588	$22,982

SUPPLEMENTAL INFORMATION:
Cash and cash equivalents paid for interest	$-	$-	$-
Cash and cash equivalents paid for taxes	$-	$-	$-

SIONIX CORPORATION
A DEVELOPMENT STAGE COMPANY NOTES TO FINANCIALS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The Company is a development stage company as defined by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915, “Accounting and Reporting by Development Stage Enterprises”. The Company is in the development stage and its efforts have been principally devoted to research and development, organizational activities, and raising capital. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventory

Inventory is stated at the lower of cost or market, with costs generally determined on a first-in first-out basis. Management utilizes specific product identification, historical product demand, and comparison of inventory costs to market value as the basis for determining excess or obsolete inventory reserve.  Changes in market conditions, lower than expected customer demand, or changes in technology or features are also considered by management in determining whether an allowance for obsolete inventory is required.  As of September 30, 2009, the Company believes that no reserve is required. Inventory at September 30, 2009 was $1,069,460 and consisted of work in process.

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

Accrued Derivative Liabilities

The Company applies Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for equity treatment. However, liability accounting is triggered as there were insufficient shares to fulfill all potential conversions. The Company determines which instruments or embedded features require liability accounting and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statements of operations as “gain (loss) on change in fair value of warrant and option liability” and “gain (loss) on change in fair value of beneficial conversion liability.”

Fair Value Measurements

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate fair value due to their short maturities.  In addition, the Company has short-term debt with investors. The carrying amounts of the short-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815.

The Company’s warrant and option liability is carried at fair value totaling $7,937,620 and $6,869,244, as of September 30, 2009 and 2008, respectively.  The Company’s beneficial conversion liability is carried at fair value totaling $2,001,143 and $8,881,272 as of September 30, 2009 and 2008, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability, conversion option liability and option liability as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions.

	Fair Value as of September 30, 2009	Fair Value Measurements at September 30, 2009 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant and option liability	$7,937,620		$7,937,620
Conversion option liability	2,001,143		2,001,143
Total accrued derivative liabilities	$9,938,763		$9,938,763

	Fair Value as of September 30, 2008	Fair Value Measurements at September 30, 2008 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant and option liability	$6,869,244		$6,869,244
Conversion option liability	8,881,272		8,881,272
Total accrued derivative liabilities	$15,750,516		$15,750,516

The Company recognized a loss on change in fair value of warrant and option liability of $631,781 for the year ended September 30, 2009 and a gain on change in fair value of warrant and option liability of $3,916,040 for the year ended September 30, 2008.  The Company recognized a gain on change in fair value of beneficial conversion liability of $8,471,003 and $21,744,766 for the years ended September 30, 2009 and 2008, respectively.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC Topic 825.

Advertising

The cost of advertising is expensed as incurred, and included in general and administrative expenses. There were no advertising costs for the year ended September 30, 2009. Total advertising costs were $105 for the year ended September 30, 2008.

Revenue Recognition

Revenues from products sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the Company's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. The Company's policy is to report its sales levels on a net revenue basis, with net revenues being computed by deducting from gross revenues the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

The Company's policy for shipping and handling costs, billed to customers, is to include it in revenue in accordance with ASC Topic 605, “Revenue Recognition,” which requires that all shipping and handling billed to customers should be recorded as revenue. Accordingly, the Company records its shipping and handling amounts within net sales and operating expenses.

The Company has not earned any revenue since its inception to the date of this report.

Research and Development

The cost of research and development is expensed as incurred. Total research and development costs were $761,440 and $1,060,933 for the years ended September 30, 2009 and 2008, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

Stock Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under ASC 718, the Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic net loss per share is computed by dividing the net loss available to common stock holders by the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. During the years ended September 30, 2009 and September 30, 2008, the Company had net income; however, the net income was due to the change in the fair value of the warrant and option liability and in the change in the fair value of the beneficial conversion liability. If these securities had been converted at the beginning of the period, then the Company would have realized a loss for the year ended September 30, 2009 and September 30, 2008.  As such, these securities are determined to be anti-dilutive and the number of shares used to determine the basic and dilutive earnings per share is the same.

Concentration of Credit Risk

During the year ended September 30, 2009, the Company had deposits in financial institutions over the federally insured limits of $100,000. The Company does not believe there is any credit risk related to these deposits due to the financial condition of the financial institution.

Reclassifications

Certain items in the prior financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the previously reported net income.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30,	September 30,
	2009	2008
Machinery and equipment	$271,972	$266,425
Furniture and fixtures	41,176	41,176
Leasehold improvement	1,695	1,695
TOTAL	314,843	309,296
Less accumulated depreciation	(250,640)	(222,195)

Property and equipment, net	$64,203	$87,101

Depreciation expenses for the years ended September 30, 2009 and 2008 were $28,444 and $25,270, respectively.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	September 30,
	2009	2008

Accrued salaries	$1,652,174	$1,493,444
Advisory board compensation	576,000	576,000
Auto allowance accruals	104,785	94,408
Interest payable	407,005	272,016
Fair value of stock to be issued	-	1,590,874
Other accruals	326,142	286,102
TOTAL ACCRUED EXPENSES	$3,066,106	$4,312,844

NOTE 5 - CUSTOMER DEPOSITS

In May 2008, the Company received an order for a water filtration system, which required a deposit. The Company has not recognized the revenue related to the water filtration system. As of September 30, 2009 and 2008 customer deposits were $1,620,000 and $1,260,000, respectively.

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay on-going operating expenses. These notes bear interest at rates up to 13% and are due on demand. As of September 30, 2009 and 2008, notes payable amounted to $107,000 and $114,000, respectively. Accrued interest on the notes amounted to $84,016 and $74,482 at September 30, 2009 and 2008, respectively, and is included in accrued expenses. Interest expenses on these notes for the years ended September 30, 2009 and 2008 were $11,349 and $12,718, respectively.

NOTE 7 - SHORT-TERM PROMISSORY NOTES

From June 5 to June 26, 2009, the Company borrowed a total of $240,000 in principal amount from Steel Pier Capital Advisors and Steel Pier Capital Fund, LP.  The loans are evidenced by four promissory notes (the “Notes”) with principal amounts ranging from $40,000 to $75,000. As consideration for the loans, the Company issued a total of 500,000 shares of common stock to Steel Pier Capital Fund, LP.  The Company determined the fair value of the 500,000 shares of common stock to be $80,625 based on the trading price of the stock, and recorded the $80,625 as interest and financing costs in the accompanying statement of operations.  The Notes accrue interest at the rate of 10% per annum until the principal amount and all accrued interest is repaid.  There is no prepayment penalty associated with the Notes.

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

On July 15, 2009 and August 11, 2009, the Company borrowed a total of $150,000 from Trillium Partner LP and MKM Capital. The loans are evidenced by two promissory notes and mature 90 days from the date of the notes. As consideration for the loans, the Company issued a total of 300,000 shares of common stock.  The Company determined the fair value of the 300,000 shares of common stock to be $55,000 based on the trading price of the stock, and recorded the $55,000 as interest and financing costs in the accompanying statement of operations.  These notes accrue interest at the rate of 10% per annum until the principal amount and all accrued interest is repaid.  There is no prepayment penalty associated with the notes.

As of September 30, 2009, the outstanding principal balance of the short-term promissory notes was $390,000. Accrued interest on the notes amounted to $9,106 at September 30, 2009, and is included in accrued expenses. Interest expense on these notes for the year ended September 30, 2009 was $9,106.

NOTE 8 - CONVERTIBLE NOTES

Convertible Notes 1

Between October 2006 and February 2007, the Company completed an offering of $750,000 in principal amount of convertible notes, which bear interest at 10% per annum and mature at the earlier of (i) 18 months from the date of issuance (ii) an event of default or (iii) the closing of any equity related financing by the Company in which the gross proceeds are a minimum of $2,500,000. These notes are convertible into shares of the Company’s common stock at $0.05 per share or shares of any equity security issued by the Company at a conversion price equal to the price at which such security is sold to any other party. In the event that a registration statement covering the underlying shares was not declared effective within 180 days after the closing, the conversion price was to be reduced by $0.0025 per share for each 30 day period that the effectiveness of the registration statement was delayed but in no case could the conversion price to be reduced below $0.04 per share. As of September 30, 2009 the conversion price was $0.04 per share.

The fair value of the embedded beneficial conversion features was $750,000 at the date of issuance using the Black-Sholes valuation model   with the following assumptions: risk free rate of return ranging from 2.02% to 5.09%; volatility ranging from 268% to 275%; dividend yield of 0%; and expected term of 1.5 years.

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

During the year ended September 30, 2009, $45,139 of principal and $5,158 of interest has been converted into 1,535,728 shares of common stock.

As of September 30, 2009 and 2008, the outstanding principal amount of the convertible notes was $488,194 and $533,333, respectively. Accrued interest on the notes amounted to $107,177 and $75,224 at September 30, 2009 and 2008, respectively, and is included in accrued expenses.  There was no unamortized embedded beneficial conversion feature discount as of September 30, 2009 and 2008.

For the years ended September 30, 2009 and 2008, interest expense was $52,482 and $69,702, respectively, and amortization expense for the embedded beneficial conversion feature discount for the years ended September 30, 2009 and 2008 was $0 and $290,566, respectively, which was included in interest expense in the other income (expense) section of the statement of operations.

As of September 30, 2009, these notes remain past due as they matured per the terms of the original notes agreements.

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

During the years ended September 30, 2009 and 2008, the investors converted $26,000 principal plus accrued interest into 3,094,000 shares of common stock and $60,000 principal plus accrued interest into 6,711,800 shares of common stock, respectively.

As of September 30, 2009, there was no outstanding principal of the convertible notes and there was no unamortized embedded beneficial conversion feature discount. As of September 30, 2008, the outstanding principal was $26,000 and the unamortized embedded conversion discount was $2,890.

For the years ended September 30, 2009 and 2008, interest expense was $1,445 and $8,084, respectively, and amortization expense for the embedded beneficial conversion feature discount for the years ended September 30, 2009 and 2008 was $2,890 and $64,000, respectively, which was included in interest expense in the other income (expense) section of the statement of income.

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

Under the terms of a Registration Rights Agreement signed in conjunction with this offering, the Company is required to file a registration statement under the Securities Act of 1933 in order to register the resale of the shares of common stock issuable upon conversion of the Convertible Notes 3 and the warrant shares (collectively, the "Registrable Securities"). If the Company did not file a registration statement with respect to the Registrable Securities within 45 days following the closing of the offering, or if the registration statement was not declared effective by the Securities and Exchange Commission within 90 days, then the Company was required to pay to each purchaser damages equal to 1.5% of the purchase price paid by the purchaser for Convertible Notes 3 for each 30 day period that followed these deadlines. The aggregate amount of damages payable by the Company is limited to 15% of the purchase price. The Company had until August 31, 2007 to file the registration statement and has accrued $78,750 of expenses as liquidated damages. For the year ended September 30, 2009, $75,000 of the liquidating damages were converted into 937,500 shares of common stock. No derivative liability is recorded as the amount of liquidated damage is fixed with a maximum ceiling.

During the year ended September 30, 2009, $235,000 of principal and $49,579 of interest has been converted into 3,189,691 shares of common stock.

As of September 30, 2009 and 2008, the outstanding principal amount of the convertible notes was $250,000 and $485,000, respectively. Accrued interest on the notes amounted to $44,460 and $67,417, respectively, for September 30, 2009 and 2008. There was no unamortized warrant discount or embedded beneficial conversion feature discount as of September 30, 2009 and 2008.

For the years ended September 30, 2009 and 2008, interest expense was $26,622 and $68,097, respectively. Amortization expense for the warrant discount and amortization expense for the beneficial conversion feature discount as of September 30, 2008 was $305,228 and $396,543, respectively, which was included in interest expense in the other income (expense) section of the statement of operations. There was no amortization expense for the warrant discount and no amortization expense for the beneficial conversion feature discount for the year ended September 30, 2009.

As of September 30, 2009, these notes remain past due as they matured per the terms of the original notes agreements.

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

The requirement to increase the number of authorized shares of common stock is a condition that has not occurred, and is not certain to occur. Therefore, the Company has not recognized the related beneficial conversion feature or the warrants related to these notes. If and when this condition does occur, the Company will recognize the beneficial conversion feature and warrants at fair value on the date the number of authorized shares is increased. The note will be converted into 4,000,000 shares of common stock at a conversion price of $0.25 per share. These shares were excluded from the earnings per share calculation, as the effect of dilutive securities is anti-dilutive.

Calico Capital Management, LLC acted as a financial advisor for the Company and received a fee of $40,000. LBS Financial Services, LLC acted as an agent for the Company in arranging the transaction and received a fee of $120,000. The Company recorded these fees as an expense during the period.

As of September 30, 2009 and 2008, the principal outstanding totaled $1,000,000.

Accrued interest on the notes amounted to $120,000 and $21,041 at September 30, 2009 and 2008, respectively, and is included in accrued expenses. For the years ended September 30, 2009 and 2008, interest expense was $120,000 and $21,041, respectively.

These notes matured during July 2009. Subsequent to September 30, 2009, the notes were amended on October 22, 2009 to extend the maturity date of the notes to April 29, 2010.

NOTE 9 - 10% SUBORDINATED DEBENTURES

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

As of September 30, 2009 and 2008, the principal outstanding totaled $482,493 and $425,000, respectively, and there was no unamortized warrant discount.

For the years ended September 30, 2009 and 2008, interest expense was $44,596 and $30,362, respectively, and amortization expense for the warrant discount was $24,204 and $72,610, respectively, which was included in interest expense in the other income (expense) section of the statement of operations.
These notes mature on December 31, 2009. Subsequent to December 31, 2009, these notes remain outstanding. The Company is seeking to renegotiate the terms of these notes. The Company has not received any demand for payment on these notes.

NOTE 10 - WARRANT AND OPTION LIABILITY

The Company determined that liability accounting was triggered for the following warrants and options as there were insufficient shares to fulfill all potential conversions. The changes in the values of the warrant and option liability are shown in the accompanying statements of operations as “gain (loss) on change in fair value of warrant and option liability.”

2001 Executive Officers Stock Option Plan

In October 2000, the Company amended its employment agreements with its executive officers. In conjunction with the amendments, the Company adopted the 2001 Executive Officers Stock Option Plan. The plan has reserved 7,576,680 shares of common stock and has issued options for the purchase of 7,034,140.

The fair value of the options was $825,905 as of September 30, 2009, calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 0.95%; volatility of 156%; dividend yield of 0%; and expected term of 1.55 years.

Warrants Related to Convertible Notes 3

On July 17, 2007 the Company completed an offering of $1,025,000 of Convertible Notes 3 to a group of institutional and accredited investors, which included warrants to purchase 2,795,454 shares of common stock (2,329,546 shares of common stock to holders of the Convertible Notes 3 and 465,908 shares of common stock as a placement fee) at an exercise price of $0.50 per share. An amendment dated March 13, 2008 reduces the exercise price of the warrants to $0.30 per share.

The fair value of the warrants was $554,249 ($430,189 attributable to the holders of the Convertible Notes 3 and $124,060 attributable to the placement fee) at the date of issuance calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 4.96% to 5.02%; volatility ranging from 219.89% to 226.04%; dividend yield of 0% and expected term of 5 years.

 The fair value of the warrants was $353,574 as of September 30, 2009, calculated using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.45%; volatility of 155%; dividend yield of 0%; and expected terms of ranging from 2.73 to 1.55 years.

Warrant Issued to Legal Counsel

On October 25, 2007, the Company entered into an agreement with its legal counsel to issue 150,000 shares of common stock and five year warrants to purchase up to 150,000 shares of common stock at an exercise price of $0.25 per share for services.

The fair value of the warrant was $32,394 at the date of issuance and was calculated using the Black Sholes valuation model with the following assumptions: risk free interest rate of 3.93%, volatility of 116.99%, dividend yield of 0%; and expected term of 5 years.

The fair value of the warrant was $23,146 as of September 30, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.45%; volatility of 155%; dividend yield of 0%; and expected term of 3.07 years.

Warrants Issued to Advisory Board Members

On December 13, 2007, the Company’s Board of Directors approved the issuance of five year warrants to the Company’s four advisory board members to purchase a total of 8,640,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

The fair value of the warrants was $1,557,705 at the date of issuance and was calculated using the Black Sholes option valuation model with the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yields of 0%; and expected term of 5 years.

The fair value of the warrants was $1,344,127 as of September 30, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 1.45%; volatility of 201%; dividend yield of 0%; and expected terms ranging from 3.21 to 3.98 years.

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

The fair value of the option was $155,570 as of September 30, 2009, using the Black Sholes model with the following assumptions: risk free rate of return of 1.45%; volatility of 201%; dividend yield of 0%; and expected term of 3.21 years.

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

The fair value of the option was $155,570 as of September 30, 2009, using the Black Sholes model with the following assumptions: risk free rate of return of 1.45%; volatility of 201%; dividend yield of 0%; and expected term of 3.21 years.

Option Issued to Former Chief Executive Officer

On December 19, 2007, the Company entered into a one year Employment Agreement with Richard H. Papalian pursuant to which Mr. Papalian had been appointed as the Company’s Chief Executive Officer. As compensation for his services, the Company granted Mr. Papalian a five year option to purchase up to 8,539,312 shares of the Company’s common stock at an exercise price of $0.25 per share. As per the terms of the stock option agreement, the right to purchase 340,000 shares of common stock is not exercisable until the notes dated June 6, 2007 (Convertible Notes 2 as discussed in Note 8 above) are eligible for conversion into shares of common stock. These options were not issued from the 2001 Executive Officers Stock Option Plan.   On August 14, 2008, Mr. Papalian resigned as the Company’s Chief Executive Officer.

The fair value of the option was $1,448,321 at the date of issuance, which was calculated using the Black-Scholes model with the following assumptions: risk free rate of return of 3.26%; volatility of 98.01%; dividend yield of 0%; and expected term of 5 years.

The fair value of the vested option was $456,801 as of September 30, 2009, using the Black-Scholes model with the following assumptions: risk free rate of return of 1.45%; volatility of 201%; dividend yield of 0%; and expected term of 3.22 years.

Warrant Issued to Consultant

On December 19, 2007, the Company entered into a one year Consulting Agreement with Mark Maron pursuant to which Mr. Maron has been appointed as Special Adviser to the Company. As compensation for his services, the Company granted Mr. Maron a five year warrant to purchase up to 8,539,312 shares of the Company’s common stock at an exercise price of $0.25 per share. As per the terms of the warrant agreement, the right to purchase 340,000 shares of common stock is not exercisable until the notes dated June 6, 2007 (Convertible Notes 2 as discussed in Note 8 above) are eligible for conversion into shares of common stock.  The warrant was not issued from the 2001 Executive Officers Stock Option Plan.

The fair value of the warrant was $1,448,321 at the date of issuance and was calculated using the Black-Scholes option valuation model with the following assumptions: risk free interest rate of 3.26%, expected volatility of 98.01%, dividend yield of 0% and expected term of 5 years.

The fair value of the warrant was $1,329,718 as of September 30, 2009, using the Black-Scholes model with the following assumptions: risk free rate of return of 1.45%; volatility of 201%; dividend yield of 0%; and expected term of 3.22 years.

Warrants Related to 10% Subordinated Debentures

In January 2008, the Company completed an offering of $425,000 in principal amount of Subordinated Debentures to a group of institutional and accredited investors. As part of the above offering, the Company issued warrants to purchase 850,000 shares of common stock at an exercise price of $0.40 per share.

The fair value of the warrants was $96,814 at the date of issuance, which was calculated using the Black-Scholes valuation model, using the following assumptions: risk free rate of return ranging from 2.64% to 3.26%, volatility ranging from 97.08% to 98.27%, dividend yield of 0%; and expected term of 6 years.

On May 22, 2009, the Company entered into an amendment, exchange and waiver agreement with the holders of the warrants. Terms of the agreement included an amendment of the exercise price to $0.175 per share.

The fair value of the warrants was determined to be $142,046 as of September 30, 2009, using the Black-Scholes model with the following assumptions: risk free rate of return of 2.31%; volatility of 230%; dividend yield of 0%; and expected term of 4.25 years.

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

The fair value of the warrants was $483,476 at the date of issuance, which was calculated using the Black-Scholes valuation model, using the following assumptions: risk free rate of return ranging from 1.32% to 2.17%; volatility ranging from 72.4% to 77.86%; dividend yield of 0%; and expected term of 3 years.

The fair value of the warrants was $1,511,238 as of September 30, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return ranging from 0.40% to 0.95%; volatility of 156%; dividend yield of 0%; and expected terms ranging from of 1.45 to 1.65 years.

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

The fair value of the warrant was determined to be $67,259 as of September 30, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 2.31%; volatility of 230%; dividend yield of 0%; and expected term of 4.73 years.

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

The fair value of the warrant was $79,938 as of September 30, 2009, using the Black-Scholes model with the following assumptions: risk free rate of return of 1.45%; volatility of 201%; dividend yield of 0%; and an expected term of 3.78 years.

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

The fair value of the warrant was $79,938 as of September 30, 2009, using the Black-Scholes model with the following assumptions: risk free rate of return of 1.45%; volatility of 201%; dividend yield of 0%; and an expected term of 3.78 years.

Warrant Issued to Legal Counsel

On July 22, 2008, the Company entered into an agreement with its legal counsel to issue 641,000 shares of common stock and a six year warrant to purchase up to 641,000 shares of common stock at an exercise price of $0.15 per share for services previously rendered.

The fair value of the warrant was $82,779 at the date of issuance and was calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 2.27%; expected volatility of 70.18%; dividend yield of 0%; and expected term of 6 years.

The fair value of the warrant was $104,026 as of September 30, 2009, using the Black-Scholes model with the following assumptions: risk free rate of 1.45%; volatility of 201%; dividend yield of 0%; and expected term of 3.81 years.

Warrant Issued to Advisory Board Member

On September 23, 2008, the Company issued a five year warrant to a member of the Company’s advisory board to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

The fair value of the warrant was $144,641 at the date of issuance and was calculated using the Black-Scholes valuation model with the following assumptions: risk free interest rate of 2.01%; expected volatility of 78.92%; dividend yield of 0%; and expected term of 5 years.

The fair value of the warrant was $241,575 as of September 30, 2009, using the Black-Scholes model with the following assumptions: risk free rate of return of 1.45%; volatility of 201%; dividend yield of 0%; and expected term of 3.98 years.

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

The fair value of the option was $584,768 as of September 30, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 2.31%; volatility of 230%; dividend yield of 0%; and expected term of 4.14 years.

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

The fair value of the vested option was $41,847 at the date of issuance, which was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.58%; volatility of 109.22%; dividend yield of 0%; and expected term of 5 years.

The fair value of the vested options was $173,671 as of September 30, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 2.31%; volatility of 230%; dividend yield of 0%; and expected term of 4.50 years.

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

The fair value of the vested option was $29,060 at the date of issuance, which was calculated using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 0.58%; volatility of 109.22%; dividend yield of 0%; and an expected term of 5 years.

The fair value of the vested options was $120,605 as of September 30, 2009, using the Black Sholes valuation model with the following assumptions: risk free rate of return of 2.31%; volatility of 230%; dividend yield of 0%; and expected term of 4.50 years.

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

The fair value of the vested options was $188,144 as of September 30, 2009, using the Black-Scholes valuation model with the following assumptions: risk free rate of return of 2.31%; volatility of 230%; dividend yield of 0%; and expected term of 4.50 years.

NOTE 11 - BENEFICIAL CONVERSION FEATURES LIABILITY

Between October 17, 2006 and February 27, 2007, the Company issued 25 secured convertible promissory notes for total proceeds to the Company of $750,000 (“Convertible Notes 1”). Convertible Notes 1 could be converted into shares of the Company’s common stock at a conversion price of $0.05 per share. Convertible Notes 1 contained a provision that would automatically adjust the conversion price if equity securities or instruments convertible into equity securities were issued at a conversion price of less than $0.05.

On June 6, 2007, the Company issued 5 convertible promissory notes for a total of $86,000 (“Convertible Notes 2”).  No warrants were issued in connection with Convertible Notes 2. Convertible Notes 2 mature on December 31, 2008 and are convertible into common stock at $0.01 per share.

As a result of the issuance of Convertible Notes 2, the conversion price for Convertible Notes 1 was adjusted down from $0.05 to $0.01.  The decrease in the conversion price increased the potential dilutive shares from 15,000,000 to 75,000,000, and this subsequently increased the total outstanding and potential dilutive shares over the authorized common share limit of 150,000,000.  Because there were insufficient authorized shares to fulfill all potential conversions, the Company classified all embedded conversion options as liabilities.

On June 6, 2007, the outstanding principal and interest balance of Convertible Note 1 was approximately $791,000, which was convertible into 79,066,096 shares of common stock at a conversion price of $0.01.  The Company determined the fair value of the beneficial conversion option to be $27,056,815 using the Black-Scholes model with the following assumptions:

•	risk free rate of return of 4.99%;
•	volatility of 277%;
•	dividend yield of 0%; and
•	expected term between 1.04 and 1.23 years.

On June 6, 2007, the outstanding principal and interest balance of Convertible Note 2 was $86,000, which was convertible into 8,600,000 shares of common stock at a conversion price of $0.01.  The Company determined the fair value of the beneficial conversion option to be $2,982,368 using the Black-Scholes model with the following assumptions:

•	risk free rate of return of 4.99%;
•	volatility of 277%;
•	dividend yield of 0%; and
•	expected term of 1.57 years.

Between June 21, 2007 and July 17, 2007, the Company issued 11 secured convertible promissory notes (“Convertible Notes 3”) for total proceeds to the Company of $1,025,000. Convertible Notes 3 could be converted into shares of the Company’s common stock at a conversion price of $0.22 per share, which was subsequently amended to $0.19 per share.

At the date of issuance, the Company determined the fair value of the beneficial conversion option to be $1,116,031 using the Black-Scholes model with the following assumptions:

•	risk free rate of return between 4.96% and 5.00%;
•	volatility between 196% and 198%;
•	dividend yield of 0%; and
•	expected term of 1 year.

As of September 30, 2009, the Company had approximately $894,000 in convertible notes that could be converted into 16,315,982 shares of common stock.  The Company determined the fair value of the beneficial conversion option to be $2,001,143 using the Black-Scholes model with the following assumptions:

risk free rate of return between 0.14%;
•	volatility of 132%;
•	dividend yield of 0%; and
•	expected term of 0.25 years.

NOTE 12 - STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company has 150,000,000 authorized shares of common stock, par value $0.001 per share.  As of September 30, 2009 and September 30, 2008, the Company had 148,795,946 and 134,756,213 shares of common stock issued, respectively. As of September 30, 2009 and 2008, there were 481,900 shares of common stock subject to cancellation. Subsequent to cancellation, the total issued and outstanding shares of common stock would be 148,314,046 and 134,274,313, respectively.

During the year ended September 30, 2009, the Company issued the following shares of common stock:

•	7,819,419 shares for the payment of $306,139 of debt, $71,303 of accrued interest, $28,400 of late fees and penalties and $75,000 of liquidated damages at conversion prices between $0.04 and $0.15;
•
500,000 shares for the settlement of outstanding debt due to a related party of $7,000 in principal and accrued interest of $1,816 and the receipt of $5,000 in cash that resulted in a loss on debt settlement of $16,184;

•	833,333 shares of common stock for $125,000 of machinery and equipment from RJ Metal, Inc.;
•	1,200,139 shares to legal counsel, with a fair value of $226,229 at the date of issuance, for services having a value of $180,014;
•
800,000 shares as additional consideration in connection with short-term promissory notes totaling $390,000 from Steel Pier Capital Advisors, Steel Pier Capital Fund LP, Trillium Partner LP, and MKM Capital; and

•	2,886,842 shares for warrant exercises at $0.10 per share for total proceeds of $265,000.

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

Stock Options

A summary of the Company’s option activity is listed below:
				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	of Options	Price	Value	Life

Outstanding at October 1, 2007	7,034,160	$0.15
Granted	10,539,312	0.25
Expired	-	-
Forfeited	(5,605,786)	(0.25)
Exercised	-	-
Outstanding at September 30, 2008	11,967,686	0.19
Granted	7,333,650	0.15
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at September 30, 2009	19,301,336	$0.18	$287,356	3.02
Exercisable at September 30, 2009	18,342,901	$0.18	$268,187	2.95

Options outstanding as of September 30, 2009:

		Weighted		Weighted
		Average		Average
		Remaining		Remaining
Exercise	Options	Contractual	Options	Contractual
Price	Outstanding	Life	Exercisable	Life

$0.15	14,367,790	2.96	13,409,375	2.85
$0.25	4,933,526	3.21	4,933,526	3.21
	19,301,316	3.02	18,342,901	2.95

During the year ended September 30, 2009, the Company granted 7,333,650 options with a weighted average grant-date fair value of $0.10.  The weighted average grant-date fair value for the options granted on June 11, 2007 and May 15, 2008, were $0.13 and $0.48, respectively. The fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

•	risk free rate of return between 1.72% and 2.51%;
•	volatility between 247% and 262%;
•	dividend yield of 0%; and
•	expected term of 5 years.

Stock Warrants

A summary of the Company’s warrant activity is listed below:
	Weighted
	Average
	Exercise	Number
	Price	of Warrants
Outstanding at October 1, 2007	$0.50	2,795,454
Granted	0.20	40,053,645
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at September 30, 2008	$0.20	42,849,099
Granted	-	-
Expired	-	-
Forfeited	-	-
Exercised	0.10	(3,150,000)
Outstanding at September 30, 2009	$0.18	39,699,099
Exercisable at September 30, 2009	$0.20	36,365,766

 NOTE 13 – INCOME TAXES

Through September 30, 2009, the Company incurred net operating losses for tax purposes of approximately $24,605,000. The net operating loss carry forward for federal and state purposes may be used to reduce taxable income through the year 2029. The availability of the Company's net operating loss carry forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The gross deferred tax asset balance as of September 30, 2009 is approximately $9,516,000.  A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured.   Components of the deferred tax assets are limited to the Company’s net operating loss carryforwards, and are presented as follows at September 30:

	2009	2008
Deferred tax assets (liabilities):
Net operating loss carryforwards	$9,516,000	$8,347,000
Deferred tax assets, net	9,516,000	8,347,000
Valuation allowance	(9,516,000)	(8,347,000)
Net deferred tax assets	$-	$-

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate are as follows for years ended September 30:

	2009		2008
	Amount	Rate	Amount	Rate

Tax expense (credit) at statutory rate-federal	$1,708,000	34%	$5,287,000	34%
State tax expense net of federal tax	301,000	6%	933,000	6%
Change in warrant and option liability	253,000	5%	(1,566,000)	(10)%
Change in beneficial conversion liability	(3,388,000)	(67)%	(8,698,000)	(56)%
Other	(43,000)	(1)%	437,000	3%
Net operating loss carry forward	1,169,000	23%	3,607,000	23%
Tax expense at actual rate	$-	-%	$-	-%

NOTE 14 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2009, the Company has incurred cumulative losses of $28,890,537 including net income for year ended September 30, 2009 of $5,024,198. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

As mentioned in Notes 7 and 8, the Company has convertible notes and subordinated notes payable that have matured. The Company is in the process of renegotiating the terms of the notes with the note holders to extend the maturity date. If the Company is unsuccessful in extending the maturity date, the Company may not be able to continue as a going concern. The Company is continuing its efforts to obtain customers for its ELIXIR product, expanding its sales efforts worldwide as well as expanding the industries it targets for possible customers. The Company also has future plans for additional products, and revisions to its current products. In support of this the Company plans to hire additional personnel who have the industry experience and the training so that they can be immediately effective in the building of the Company. The Company is also considering alternatives related to its manufacturing capabilities and believes that it can effectively outsource most if not all of its production to contract manufacturers. This would reduce costs and improve the quality of its products. It is also continuing to seek additional investment capital in the form of debt or equity to sustain continued operations, and considering certain changes to its capital structure to become more attractive to potential investors and business partners. Last, to manage these activities the Company has hired new senior management who have the manufacturing, finance and public company experience necessary to manage the Company.

NOTE 15 - COMMITMENTS

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

For the Fiscal Year Ended September 30,
2010	$108,660
2011	93,550

Total rent expense under this operating lease was approximately $117,360 and $18,470 for the year ended September 30, 2009 and 2008, respectively.

Issuance of Shares of Common Stock for Services

On June 10, 2009, the Company entered into an agreement to convert $120,000 of outstanding legal fees for a total of 600,000 shares of common stock. However, if the average closing price of the Common Stock is $0.15 or less for the 10 trading days preceding December 10, 2009, the Company is required to issue an additional 200,000 shares of common stock.

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information of Non-Cash Financial and Investing Activities.

The Company issued 7,819,419 shares of common stock for the payment of $306,139 of debt, $71,303 of accrued interest, $28,400 of late fees and penalties and $75,000 of liquidated damages at conversion prices between $0.04 and $0.15.

The Company issued 500,000 shares for the settlement of outstanding debt due to a related party of $7,000 in principal and accrued interest of $1,816 and also received $5,000 in cash that resulted in a loss on debt settlement of $16,184.

The Company issued 833,333 shares of common stock for the purchase of machinery and equipment from RJ Metal, Inc. having a value of $125,000.

The Company issued 1,200,139 shares of common stock for legal services having a value of $180,014.  The fair value of the common stock on the date of issuance was $226,229.

NOTE 17 - RELATED PARTY TRANSACTION

On October 14, 2008, the Company entered into an agreement to purchase machinery and equipment with a fair value of $125,000 from RJ Metal, Inc. The Company issued 833,333 shares of common stock for payment of the purchase of machinery and equipment. The purchase qualified as a related party transaction as the Company’s Chief Executive Officer and director, is also a director, officer and significant stockholder of RJ Metal, Inc.

NOTE 18 - RESTATEMENT

Between October 17, 2006 and February 27, 2007, the Company issued 25 Convertible Notes 1 for total proceeds to the Company of $750,000. Convertible Notes 1 could be converted into shares of the Company’s common stock at a conversion price of $0.05 per share. Convertible Notes 1 contained a provision that would automatically adjust the conversion price if equity securities or instruments convertible into equity securities were issued at a conversion price less than $0.05.

On June 6, 2007, the Company issued 5 Convertible Notes 2 for total proceeds to the Company of $86,000.  No warrants were issued in connection with Convertible Notes 2. Convertible Notes 2 mature on December 31, 2008, and are convertible into common stock at $0.01 per share.

As a result of the issuance of Convertible Notes 2, the conversion price for Convertible Notes 1 was adjusted down from $0.05 to $0.01.  The decrease in the conversion price increased the potential dilutive shares from 15,000,000 to 75,000,000, and this subsequently increased the total outstanding and potential dilutive shares over the authorized common share limit of 150,000,000.  Because there were insufficient authorized shares to fulfill all potential conversions, the Company should have classified all potentially dilutive securities as derivative liabilities as of June 6, 2007.  The Company researched its debt and equity instruments and determined that the potentially dilutive securities were as follows:

•	2001 Executive Officers Stock Option Plan
•	Advisory Board Compensation
•	Warrants Related to 2004 Stock Purchase Agreement
•	Convertible Notes 1
•	Convertible Notes 2
•	Subordinated Convertible Notes 3
•	Warrants related to Subordinated Convertible Notes 3

The following adjustments were made to our financial statements for the periods ended September 30, 2008:

	As Previously Stated September 30, 2008	Beneficial Conversion Options	Warrants and Options	As Restated September 30, 2008
Balance Sheet (as of September 30, 2008)
Accrued expenses	$2,721,970	$1,590,874	$-	$4,312,844
Warrant and option liability	3,446,823	-	3,422,421	6,869,244
Beneficial conversion feature liability	26,000	8,855,272	-	8,881,272
Additional paid-in capital	12,688,495	-	(1,847,488)	10,841,007
Deficit accumulated during developmental stage	(21,893,656)	(10,446,146)	(1,574,933)	(33,914,735)

Statement of Operations (for the year ended September 30, 2008)
Gain (loss) on change in fair value of warrant and option liability	$4,748,929	$-	$(832,889)	$3,916,040
Gain (loss) on change in fair value of beneficial conversion liability	1,404,811	20,339,955	-	21,744,766
General and administrative expenses	7,445,775	-	83,855	7,529,630

Statement of Operations (since inception)
Gain (loss) on change in fair value of warrant and option liability	$5,218,240	$-	$(973,727)	$4,244,513
Gain on change in fair value of beneficial conversion liability	1,400,767	24,258,030	-	25,658,797
General and administrative expenses	20,775,280	3,787,032	83,855	24,646,167
Financing costs	(2,299,117)	(30,536,702)	(897,793)	(33,733,612)

Statement of Cash Flows (for the year ended September 30, 2008)
Net loss	$(3,872,820)	$20,339,955	$(916,744)	$15,550,391
Gain (loss) on change in fair value of warrant and option liability	(4,748,929)	-	832,889	(3,916,040)
Gain (loss) on change in fair value of beneficial conversion liability	(1,404,812)	(20,339,955)	-	(21,744,767)
Non-cash compensation expense	-	-	83,855	83,855

Statement of Cash Flows (since inception)
Net loss	$(21,893,656)	$(10,065,704)	$(1,955,375)	$(33,914,735)
(Gain) loss on change in fair value of warrant and option liability	(5,218,240)	-	973,727	(4,244,513)
Gain on changes in fair value of beneficial conversion liability	(1,400,768)	(24,258,030)	-	(25,658,798)
Non cash compensation expense	-	3,787,032	83,855	3,870,887
Non cash financing cost	-	30,536,702	897,793	31,434,495

NOTE 19 - SUBSEQUENT EVENTS

The Company considered all subsequent events through January 12, 2010.

On December 24, 2009, the Company sold and issued in a private placement (the “December 2009 Private Placement”) $250,000 in aggregate principal amount of its 10% Convertible Debentures (each, a “Debenture”, collectively, the “Debentures”) along with warrants to purchase an aggregate of 1,250,000 shares of the Company’s common stock (the “Warrants”).

The Debentures will be convertible into common stock of the Company at a conversion price of $0.15 per share (the “Conversion Price”) from and after such time as the Company increases its authorized common stock in accordance with applicable federal securities laws, which the Company plans to do as soon as commercially and legally practicable. Each Debenture has a maturity date one year from its date of issuance and all outstanding principal and accrued interest of each Debenture will be due and payable on such date unless sooner declared due and payable by the holder upon the occurrence of an event of default. The Debentures accrue interest at the rate of 10% per year.

The Warrants will be exercisable at an exercise price of $0.25 per share from and after such time as the Company increases its authorized common stock. The Warrants have a term of five (5) years and may be exercised on a cashless basis at the election of the holder. In the event of a Dilutive Issuance, the exercise price of the Warrants will be reduced to equal the price of the securities issued in the Dilutive Issuance, except in connection with certain exempt issuances.

The Private Placement was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, inasmuch as the securities were issued to accredited investors only without any form of general solicitation or general advertising.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).    CONTROLS AND PROCEDURES

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

We anticipate that our internal controls will be implemented, tested, deficiencies remediated and documented by June 30, 2010.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
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

As of September 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of written documentation of internal control policies and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) lack of review and supervision over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and our Chief Financial Officer in connection with the review of our financial statements as of September 30, 2009.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2009, the Company has retained a consultant and hired personnel with financial reporting expertise to oversee and prepare the Company’s financial reporting. The changes made by these individuals to our internal control over financial reporting included the following:

•	Timely filing of reporting information.
•	Review of financial reporting information by personnel with sufficient experience.
•	Proper application of generally accepted accounting principles.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding our directors, executive officers and key personnel.  There are no family relationships among our executive officers and directors.  A director holds office until the annual shareholder meeting for the year in which his term expires and until his successor is elected and qualified.

Name	Age	Position	Director Since

James R. Currier	63	Chief Executive Officer and Chairman	December, 2009
David R. Wells	47	President, Chief Financial Officer and Director	December, 2009
Rodney Anderson	82	Director	January, 2001
John Pavia	46	Director	July, 2008
James Alexander	70	Director	March, 2009
Frank Power	59	Director	March, 2009

James R. Currier.  James R. Currier is the Chairman of the board of directors and Chief Executive Officer of Sionix Corporation. From July 2007 Mr. Currier has been the managing partner of a private company with interests in a bio-mass conversion technology involving the mechanical disaggregation of certain bio-wastes into energy and thermal feedstock, edible fiber, pure hydrogen, C5 sugars, and other recoverable elements contained in bio-wastes of high cellulosic and starch content (principally sugar cane bagasse). From January 2004 to December 2005 he was a founder and CFO of Fireaway LLC, a manufacturer of fire protection, suppression, and extinguishing systems using a revolutionary method of interrupting the chemical chain reaction inherent to fire without eliminating oxygen, heat, or the fuel elements of the fire triangle. In both positions, Currier was responsible for the acquisition and licensing of highly proprietary non-American based technologies and securing start-up financing. During the period from January 2006 to July 2007, Mr. Currier was retired.

Mr. Currier earned a BA in Political Science and Economics from Western Illinois University in 1973.

David R. Wells.  David R. Wells is the President and Chief Financial Officer of Sionix Corporation and he serves on the board of directors. Prior to joining the Company, from December 2005 to September 2009 he was the CFO of Voyant International Corporation. Prior to joining Voyant, from July 2003 to October 2005 he served as VP Finance for PowerHouse Technologies Group, Inc. (now Migo Software, Inc.). Mr. Wells possesses over 20 years experience in finance, operations and administrative positions. While mainly focused on technology companies, he has also worked in supply-chain management, manufacturing and the professional services industry. He has experience working with auditors and regulatory agencies to rapidly address non-conforming situations and assisting companies who desire to increase their internal controls.

Mr. Wells earned a BA in Finance and Entrepreneurship from Seattle Pacific University, and holds an MBA from Pepperdine University.

Rodney Anderson.  From 1982 to 2007, Mr. Anderson was president and a principal shareholder of RJ Metal, Inc., a manufacturer of hardware supplying the U.S. defense industry and Sionix.  At RJ Metal, Inc., Mr. Anderson was responsible for accounting and financial reporting functions, in addition to his executive duties.  He has served on our Board of Directors since 2001 and he was appointed as our interim Chief Executive Officer on October 15, 2008 and served through December 31, 2009.

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

JamesAlexander.  Mr. Alexander joined our board in March 2009. From January 1993 to the present, Mr. Alexander has been the General Manager of Alexander Energy, a Nevada general partnership.  Alexander Energy engages in the purchase and management of oil and gas resources, including exploration and production.  Mr. Alexander received a Bachelor of Business Administration from the University of Oklahoma.

Frank Power.  Mr. Power joined our board in March 2009. Mr. Power is a 28-year veteran of the aerospace industry.  He has served in a number of executive positions with Sonfarrel Inc. beginning in 1981.  His background covers manufacturing management, operations, sales, and marketing.  He has managed millions of dollars in defense contracts with all of the Tier 1 defense contractors in the United States.  He is a Lean expert, Six Sigma, and an expert in continuous improvement methodology.

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

Director Compensation

The following table sets forth certain information concerning compensation granted to our directors during the 2008 and 2009 fiscal year.  No options were exercised by our directors during the last fiscal year.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Warrant/ Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation	Other	Total

James R. Currier	2009 2008	- -	- -	- -	- -	- -	- -	- -	(1)
David R. Wells	2009 2008	- -	- -	- -	- -	- -	- -	- -	(1)
Rodney Anderson	2009 2008	- -	- -	41,847 171,520	- -	- -	- -	41,847 171,520	(2) (3)
John Pavia	2009 2008	- -	- -	51,582	- -	- -	- -	51,582	(4)
James Alexander	2009 2008	- -	- -	- -	- -	- -	- -	- -
Frank Power	2009 2008	- -	- -	- -	- -	- -	- -	- -

(1) Mr. Currier and Mr. Wells do not receive compensation for participation on the board of directors. Both were appointed to the board of directors on December 16, 2009.
(2) The value of this award was computed using the Black Scholes Option Pricing Model using the following assumptions: risk free interest rate of 0.58%, expected volatility of 109.22%, dividend yields of 0% and expected term of 5 years.
(3) The value of this award was computed using the Black Scholes Option Pricing Model using the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yields of 0% and expected term of 5 years.
(4) The value of this award was computed using the Black Scholes Option Pricing Model using the following assumptions: risk free interest rate of 2.30%, expected volatility of 71.69%, dividend yields of 0% and expected term of 5 years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder require our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the 2009 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

Name and Title	Form	Transactions
John Pavia, director	4	On July 13, 2009 Mr. Pavia filed a late form 4 disclosing the purchase of 50,000 shares of common stock on June 24, 2009.

James W. Alexander, director	3
Mr. Alexander was appointed as a director on March 3, 2009, but failed to file a form 3 disclosing his ownership of 500,000 shares of our common stock and a warrant to purchase 1,000,000 shares of our common stock.

	4	On March 25, 2009 Mr. Alexander filed a late form 4 disclosing the purchase of 101,666 shares of common stock on various dates.
	4	On July 1, 2009 Mr. Alexander filed a late form 4 disclosing the purchase of 100,000 shares of common stock on June 24, 2009.

Robert Hasson, former Chief Financial Officer	3	Mr. Hasson was appointed as our Chief Financial Officer on March 11, 2009, but failed to file a form 3.
	4	Mr. Hasson failed to file a form 4 disclosing the grant of an option on March 30, 2009 to purchase 958,412 shares of common stock.

Frank Power, director	3	Mr. Power was appointed as a director on March 24, 2009, but failed to file a form 3.

Code of Ethics

The Company had not adopted a code of ethics as of September 30, 2009.  The Company expects that a code of ethics will be adopted during the 2010 fiscal year.

Corporate Governance

Our board of directors does not have an audit committee, a compensation committee or a nominating committee.

We have not adopted any procedures by which our security holders may recommend nominees to our board of directors and that has not changed during this fiscal year.

With the exception of David R. Wells, none of the members of our board of directors could qualify as an “audit committee financial expert”, as defined by Item 407 of Regulation S-K promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. We do not have an audit committee. Mr. Wells is not an independent director since he is our President and Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION

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

Principal Position	Year	Salary	Bonus	Stock Awards	Warrant/Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation	Other	Total

James J. Houtz,	2009	$37,500	$-	$-	$-	$-	$-	$6,325	$43,825	(1)(2)
Former Chief Executive Officer President	2008	$186,242	$-	$-	$-	$-	$-	$22,641	$208,883	(2)(3)

Rodney Anderson,	2009	$64,458	$-	$179,415	$62,771	$-	$-	$554	$307,197	(2)(4)(4a)(4b)(4c)
Former Interim Chief Executive Officer,	2008	$-	$-	$-	$-	$-	$-	$-	$-
and Chief Financial Officer and President

Robert Hasson,	2009	$69,416	$-	$124,594	$43,591	$-	$-	$7,161	$244,761	(4b)(4c)(5)(5a)(5b)
Interim Chief Financial Officer	2008	$-	$-	$-	$-	$-	$-	$-	$-
			-
Robert McCray	2009	$-	$-	$-	$-	$-	$-	$22,641	$208,883
former Chief Financial Officer	2008	$26,400	$-	$-	$171,520	$-	$-	$-	$197,920	(6)(6a)

Richard Papalian,	2009	$-	$-	$-	$238,244	$-	$-	$-	$238,244	(7)
Former Chief Executive Officer	2008	$-	$-	$-	$1,448,321	$-	$-	$-	$1,448,321	(8)

Marcus Woods,	2009	$-	$-	$-	$-	$-	$-	$-	$-
Former Chief Financial Officer	2008	$35,000	$-	$-	$51,582	$-	$-	$-	$86,582	(9)(10)

(1) James Houtz was terminated as Chief Executive Officer and President on February 26, 2009. There were salary payments subsequent to the resignation.
(2) Other compensation is for automobile allowance.
(3) This amount was accrued but has not been paid.
(4) Rodney Anderson was Interim Chief Financial Officer from October 15, 2008 to February 26, 2009. He was appointed as Interim Chief Executive Officer effective February 26, 2009. These salary payments are subsequent to his appointment
(4a) Salary includes accrued wages of $2,500.
(4b) The value of the stock options vested.
(4c) The value of common stock granted on October 14, 2008.
(5) Robert Hasson was appointed as Interim Chief Financial Officer on March 11, 2009.
(5a) Salary includes accrued wages of $2,693.
(5b) Other compensation is for medical reimbursement.
(6) The value of the option was computed using the Black Scholes Option Pricing Model using the following assumptions:  risk free interest rate of 3.22%; expected volatility of 99.86%; dividend yields of 0%; and expected term of 5 years.
(6a) Robert McCray resigned as Chief Financial Officer on March 24, 2008. There were salary payments subsequent to the resignation.
(7) Richard Papalian was issued options on November 11, 2008 to purcahse 3,500,000 shares of common stock on November 11, 2008. The value of the option was computed using the Black Scholes Option Pricing Model using the following assumptions:  risk free interest rate of 1.16%; expected volatility of 89.31%; dividend yields of 0%; and expected term of 5 years.
(8) The value of the option was computed using the Black Scholes Option Pricing Model using the following assumptions:  risk free interest rate of 3.26%; expected volatility of 98.01%; dividend yields of 0%; and expected term of 5 years. On November 11, 2008 we entered into an agreement with Mr. Papalian as part of his separation from service.  Pursuant to the agreement, he agreed to forfeit 5,605,786 option shares.
(9) Marcus Woods was Chief Financial Officer from August 2008 to September 2008.
(10) The value of the option was computed using the Black Scholes Option Pricing Model using the following assumptions:  risk free interest rate of 2.30%; expected volatility of 71.69%; dividend yields of 0%; and expected term of 5 years.

We have had limited cash resources to pay the full salaries to our executive officers as they have come due.  On occasion, in lieu of cash, we have paid our executive officers with awards of stock options.  For example, during the 2008 fiscal year we granted an option to purchase 8,539,312 shares of our common stock to Richard Papalian in lieu of cash salary. During 2009, we paid $61,958 in salary to Mr. Anderson and accrued $2,500.

When we are able to do so, our plan is to implement a compensation program consisting of base salary, bonuses and awards of stock options or, restricted stock.  We believe that a combination of cash, options for the purchase of common stock, or grants of restricted stock will allow us to attract and retain the services of the individuals who will help us achieve our business objectives, thereby increasing value for our shareholders.  We grant options or restricted stock because we believe that share ownership by our employees is an effective method to deliver superior stockholder returns by increasing the alignment between the interests of our employees and our shareholders. No employee is required to own common stock in our company.

In setting the compensation for our officers, we look primarily at the person’s responsibilities, at salaries paid to others in businesses comparable to ours, at the person’s experience and at our ability to replace the individual.  We expect the salaries of our executive officers to remain relatively constant unless the person’s responsibilities are materially changed.  During the 2008 and 2009 fiscal years, we have accrued salaries for our executive officers.  It is not likely that we will be able to pay these salaries until we begin to generate cash from sales of our products or we arrange financing that will permit us to pay some or all of the amounts outstanding.

We also expect that we may pay bonuses in the future to reward exceptional performance, either by the individual or by the Company.

The following table sets forth certain information concerning stock option awards granted to our executive officers as of September 30, 2009.  No options were exercised by our executive officers during the last fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS
Equity Incentive
			Equity Incentive					Equity Incentive	Plan Awards:
			Plan Awards:					Plan Awards:	Market or Payout
			Number of			Number of	Market Value of	Number of Unearned	Value of Unearned
			Securities			Shares or Units	Shares or Units	Shares, Units or	Shares, Units or
	Number of Securities Underlying		Underlying	Option	Option	of Stock that	of Stock that	Other Rights	Other Rights
	Unexercised Options		Unexercised	Exercise	Expiration	Have Not	Have Not	That Have	That Have
Name	Exercisable	Unexercisable	Unearned Options	Price	Date	Vested	Vested	Not Vested	Not Vested

Rodney Anderson	1,000,000	-	-	0.25	12/12/2012	-	-	-	-
Rodney Anderson	1,380,114	-	-	0.15	3/29/2014	-	-	-	-
Robert Hasson	958,412	-	-	0.15	3/29/2014	-	-	-	-
Employment Agreements

On September 30, 2003 we entered into an employment agreement with James J. Houtz.  The term of the agreement began on October 1, 2003 and continued until September 30, 2008.  At the maturity date the Company determined it was unwilling to renew the employment agreement with Mr. Houtz and the relationship terminated. Pursuant to the terms of the agreement, Mr. Houtz provided services as president and chief executive officer.  For his services, Mr. Houtz was initially paid $11,407.78 per month until October 1, 2004, when his compensation was increased by 8% per year.  Mr. Houtz initially received an automobile allowance of $1,288.65 per month, which is increased by 10% each year.  We also agreed to provide life insurance to Mr. Houtz in the face amount of $500,000 and disability insurance that would provide disability benefits to Mr. Houtz in an amount equal to one-half of his base salary until he reached 65 years of age.  We could terminate the agreement immediately for cause, or upon 30 days written notice.  The agreement could terminate automatically upon mutual agreement of the parties, at the election of either party upon the bankruptcy or insolvency of either party, upon Mr. Houtz’s death or, at the election of either party, upon Mr. Houtz’s disability, if such disability lasts for a period of at least 6 months.

For information relating to the employment and other agreements we entered into with Mr. Papalian, please see the section of this report titled “Certain Relationships and Related Transactions and Director Independence”.

On December 16, 2009 we entered into employment agreements with James R. Currier to become our Chief Executive Officer and with David R. Wells to become our President and Chief Financial Officer. We have agreed to pay to each of Mr. Currier and Mr. Wells a salary of $180,000 per year.  Each of Mr. Currier and Mr. Wells will be eligible to receive a performance bonus of up to 50% of their annual compensation, which, if earned, will be paid one-half in cash and one-half in shares of the Company’s common stock.  The performance bonus will be paid upon the executive’s achieving certain objectives during the 2010 fiscal year.  We also have granted to each executive an option to purchase 400,000 shares of our common stock at a price of $0.15 per share, and for the first year will grant an additional option to purchase 400,000 shares of our common stock at the beginning of each fiscal quarter at a price equal to the trailing VWAP of our common stock as quoted on the OTCBB, but in any event no less than $0.15 per share.

Each executive is also entitled to participate in benefit programs offered to other executives of Sionix, including, life, health, dental, accident, disability, or other insurance programs; pension, profit-sharing, 401(k), savings, or other retirement programs, although we are not obligated to adopt or maintain any particular benefit program.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 6, 2010, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of January 6, 2010 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class of Security	Name and Address (1)	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock

Common Stock	James J. Houtz, former CEO, President and Director	6,250,167	(2)	4.20%
Common Stock	Rodney Anderson, Director and former Interim CEO	1,300,000	(3)	0.87%
Common Stock	Robert Hasson, former Interim CFO	958,412	(4)	0.64%
Common Stock	David R. Wells, President, CFO and Director	800,000	(5)	0.54%
Common Stock	James R. Currier, Chairman and Chief Executive Officer	800,000	(5)	0.54%
Common Stock	Marcus Woods, former Director	500,000	(6)	0.34%
Common Stock	John Pavia, Director	500,000	(6)	0.34%

(1) The address for each of our officers and directors is 2801 Ocean Park Blvd., Suite 339, Santa Monica, California 90405.
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
(4) Consists of an option granted on March 31, 2009 to purchase 958,412 shares of common stock at $0.15 per share, which expires on March 30, 2013.
(5) Consists of an option grant as a result of employment contract dated December 16, 2009.
(6) Consists of an option granted on July 11, 2008, to purchase 500,000 shares of common stock at $0.25 per share, which expires on July 10, 2012.

For information relating to securities authorized for issuance under our equity compensation plans, please see Part II, Item 5 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Using the definition of “independent” set forth in Section 803A of the Rules of NYSE Alternext US, we have determined that 3 of our directors, John Pavia, James Alexander and Frank Power, are independent.

On November 7, 2007 we entered into a Stock Exchange Agreement with Rodney L. Anderson, Joey M. Anderson and Robert A. Hasson, the sole shareholders of RJ Metal, Inc. (collectively referred to in this discussion as the “RJ Metal Holders”). Pursuant to the Stock Exchange Agreement, we were to acquire from the RJ Metal Holders all of the issued and outstanding shares of RJ Metal, Inc. in exchange for issuing to the RJ Metal Holders a total of 3,400,000 shares of our common stock (the “Transaction”).   Rodney Anderson is a significant shareholder of RJ Metal, Inc. and one of our directors.  The Transaction was not consummated and on March 14, 2008 our board of directors approved, and we entered into with RJ Metal Holders, a Termination Agreement. Pursuant to the Termination Agreement, the Share Exchange Agreement was terminated and the parties released each other and each of their officers, employees, principals and agents from any and all claims or demands incidental to the Share Exchange Agreement and the Transaction.

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

On October 14, 2008, we entered into an agreement with RJ Metal, Inc., a company controlled by one of our directors, Rodney Anderson, to purchase equipment valued at $125,000 in consideration of an aggregate of 833,334 shares of our common stock.  Mr. Anderson received 300,000 of the shares issued.  The market value of our common stock on October 14, 2008 was $0.13 per share.

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

On December 16, 2009 we entered into employment agreements with James R. Currier to become our Chief Executive Officer and with David R. Wells to become our President and Chief Financial Officer. We have agreed to pay to each of Mr. Currier and Mr. Wells a salary of $180,000 per year.  Each of Mr. Currier and Mr. Wells will be eligible to receive a performance bonus of up to 50% of their annual compensation, which, if earned, will be paid one-half in cash and one-half in shares of the Company’s common stock.  The performance bonus will be paid upon the executive’s achieving certain objectives during the 2010 fiscal year.  We also have granted to each executive an option to purchase 400,000 shares of our common stock at a price of $0.15 per share, and for the first year will grant an additional option to purchase 400,000 shares of our common stock at the beginning of each fiscal quarter at a price equal to the trailing VWAP of our common stock as quoted on the OTCBB, but in any event no less than $0.15 per share.

Each executive is also entitled to participate in benefit programs offered to other executives of Sionix, including, life, health, dental, accident, disability, or other insurance programs; pension, profit-sharing, 401(k), savings, or other retirement programs, although we are not obligated to adopt or maintain any particular benefit program.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

	2009	2008

Fee Category:
Audit fees	$114,000	$53,000
Tax fees	7,000	-
All other fees	-	-

	$121,000	$53,000

The following is a summary of the fees billed to us by Kabani & Company, Inc. and Windes & McClaughry Accountancy Corporation for professional services rendered for the fiscal years ended September 30, 2009 and 2008:

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

ITEM 15.	EXHIBITS.

The following exhibits are filed herewith or incorporated by reference:

No.	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
10.1	Form of Securities Purchase Agreement, dated as of June 18, 2007, between the registrant and certain investors (2)
10.2	Form of Convertible Debenture, dated as of June 18, 2007, issued by the registrant to certain investors. (2)
10.3	Form of Registration Rights Agreement, dated as of June 18, 2007, between the registrant and certain investors (2).
10.4	Form of Warrant, dated as of June 18, 2007, issued by the registrant to certain investors. (2)
10.5	Termination Agreement dated March 14, 2008 between the registrant and the shareholders of RJ Metals, Inc. (4)*
10.6	Indemnification Agreement between the registration and Richard H. Papalian (3)*
10.7	Notice of Grant of Stock Option to David Ross (5)*
10.8	Stock Option Agreement between the registrant and David Ross (5)*
10.9	Notice of Grant of Stock Option to Rodney Anderson (5)*
10.10	Stock Option Agreement between the registrant and Rodney Anderson (5)*
10.11	Form of Securities Purchase Agreement for 12% Convertible Debentures (6)
10.12	Sionix Corporation 12% Convertible Debenture due July 29, 2009 (6)
10.13	Form of Common Stock Purchase Warrant dated July 29, 2008 (6)
10.14	Form of Unit Offering Securities Purchase Agreement (7)
10.15	Form of Common Stock Purchase Warrant (7)
10.16	Amended and Restated Promissory Notes with Calico Capital Management LLC, BRAX Capital LLC and Gene Salkin (8)
10.17	Second Amended and Restated Convertible Promissory Notes dated March 17, 2008 with Calico Capital Management LLC, BRAX Capital LLC and Gene Salkin (9)
10.18	Form of Securities Purchase Agreement for 10% Debentures (10)
10.19	Form of Subordinated 10% Debenture (10)
10.20	Form of Common Stock Purchase Warrant (10)
10.21	Consulting Agreement dated February 21, 2008 between the registrant and John H. Foster, Ph.D. (13)*
10.22	Notice of Grant of Stock Option to John H. Foster (11)*
10.23	Stock Option Agreement between the registrant and Dr. John H. Foster (11)*
10.24	Consulting Agreement dated February 21, 2008 between the registrant and Dr. W. Richard Laton (11)*
10.25	Notice of Grant of Stock Option (11)
10.26	Stock Option Agreement between the registrant and Dr. W. Richard Laton (11)*
10.27	Letter Agreement dated October 14, 2008 between the registrant and RJ Metals Inc. (5)*
10.28	Waiver and Amendment Agreement dated August 13, 2009 between the registrant and all current and past holders of Secured Convertible Promissory Notes issued by the registrant (12)
10.29	Waiver, Consent and Securities Modification Agreement dated October 22, 2009 by and among the registrant and investors who hold debentures and warrants issued by the registrant (13)
10.30	Employment Agreement dated December 16, 2009 between the registrant and James R. Currier*
10.31	Employment Agreement dated December 16, 2009 between the registrant and David R. Wells*
10.32	Form of Securities Purchase Agreement for December 2009 10% Debentures
10.33	Form of Subordinated 10% Debenture
10.34	Form of Common Stock Purchase Warrant
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes a contract with management.

(1) Incorporated by reference from registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on July 15, 2003, and incorporated herein by reference.

(2) Incorporated by reference from registrant's Current Report on Form 8-K, file no. 002-95626-D , filed with the Commission on August 14, 2007, and incorporated herein by reference.

(3) Incorporated by reference from registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on December 20, 2007, and incorporated herein by reference.

(4) Incorporated by reference from the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on March 17, 2008, and incorporated herein by reference.

(5) Incorporated by reference from the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on October 23, 2008, and incorporated herein by reference.

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

(12) Incorporated by reference from the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on August 18, 2009, and incorporated herein by reference.

(13) Incorporated by reference from the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on November 12, 2009, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          SIONIX, INC.

January 13, 2010	By:	/s/ James R. Currier
James R. Currier
Chief Executive Officer

January 13, 2010	By:	/s/ David R. Wells
David R. Wells
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ James R. Currier	Chief Executive Officer and Chairman	January 13, 2010
James R. Currier

/s/ David R. Wells	President, Chief Financial Officer and Director	January 13, 2010
David R. Wells

/s/ Rodney Anderson	Director	January 13, 2010
Rodney Anderson

/s/ James Alexander	Director	January 13, 2010
James Alexander

/s/ Frank Power	Director	January 13, 2010
Frank Power