Form 10-Q
period 2009-12-31
SIONIX CORP
filed 2010-02-16
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
___________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ (The registrant is not yet subject to this requirement.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 10, 2010 the number of shares of the registrant’s classes of common stock outstanding was 149,988,947.

PART I, ITEM 1.  FINANCIAL STATEMENTS.

SIONIX CORPORATION
BALANCE SHEETS

	As of December 31,	As of September 30,
	2009	2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$14,594	$22,982
Other receivable	195,000	155,000
Inventory	-	1,069,460
Other current assets	21,990	40,698
TOTAL CURRENT ASSETS	231,584	1,288,140

PROPERTY AND EQUIPMENT, net	46,117	64,203

DEPOSITS	4,945	28,495
TOTAL ASSETS	282,646	1,380,838

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$730,497	$611,693
Accrued expenses	3,119,513	3,066,106
Customer deposits	-	1,620,000
Liquidated damages liability	78,750	78,750
Notes payable – related parties	107,000	107,000
Short-term promissory notes payable	340,000	390,000
Convertible notes, net of debt discounts	2,182,778	1,738,194
10% subordinated notes, net of debt discounts	482,492	482,492
Warrant and option liability	4,001,778	7,937,620
Beneficial conversion liability	1,134,753	2,001,143
TOTAL CURRENT LIABILITIES	12,177,561	18,032,998

STOCKHOLDERS' DEFICIT
Common stock (150,000,000 shares authorized; par value $.001; 148,795,946 shares issued and 148,314,046 outstanding at December 31, 2009 and September 30, 2009)	148,313	148,313
Additional paid-in capital	12,089,664	12,089,664
Shares to be issued	19,400	400
Deficit accumulated during development stage	(24,152,292)	(28,890,537)
TOTAL STOCKHOLDERS' DEFICIT	(11,894,915)	(16,652,160)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$282,646	$1,380,838

The accompanying notes form an integral part of these unaudited condensed financial statements.

SIONIX CORPORATION
STATEMENTS OF INCOME
(UNAUDITED)

	For the Three Months
	Ended December 31,
	2009	2008
		(As Restated)

Net revenues	$1,620,000	$-

Cost of sales	1,091,500

Gross profit	528,500	-

Operating expenses
General and administrative	252,755	621,543
Research and development	110,943	178,963
Depreciation and amortization	6,869	12,359
Total operating expenses	370,567	812,865

Income (loss) from operations	157,933	(812,865)

Other income (expense)
Interest income	-	3,591
Interest expense and financing costs	(84,010)	(94,765)
Gain on change in fair value of warrant and option liability	4,006,604	2,504,055
Gain on change in fair value of beneficial conversion liability	866,390	3,861,073
Impairment of property and equipment	(11,217)	-
Write off of property and equipment	-	(24,424)
Loss on lease termination	(197,455)	-
Total other income	4,580,312	6,249,530
Income before income taxes	4,738,245	5,436,665
Income taxes	-	-
Net income available to common stockholders	$4,738,245	$5,436,665

Basic income per share	$0.03	$0.04
Diluted income per share	$0.02	$0.04

Basic weighted average number of
shares of common stock outstanding	148,314,046	135,582,425
Diluted weighted average number of
shares of common stock outstanding	167,051,458	135,582,425

The accompanying notes form an integral part of these unaudited condensed financial statements.

SIONIX CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM OCTOBER 1, 2008 TO DECEMBER 31, 2009

								Deficit
	Common Stock		Additional	Shares	Stock	Shares	Unamortized	Accumulated	Total
	Number		Paid-in	to be	Subscription	to be	Consulting	from	Stockholders'
	of Shares	Amount	Capital	Issued	Receivable	Cancelled	Fees	Inception	Deficit

Balance at October 1, 2008, restated	134,274,313	$134,274	$10,841,007	$126,429	$-	$-	$-	$(33,914,735)	$(22,813,025)
Conversion of note payable into common stock	7,819,419	7,819	473,023	-	-	-	-	-	480,842
Common stock issued for services	1,200,139	1,200	225,029	(126,029)	-	-	-	-	100,200
Common stock issued for property and equipment	833,333	833	124,167	-	-	-	-	-	125,000
Common stock issued for cash and debt settlement	500,000	500	29,500	-	-	-	-	-	30,000
Common stock issued for warrant exercises	2,886,842	2,887	262,113	-	-	-	-	-	265,000
Common stock issued related to short-term notes	800,000	800	134,825	-	-	-	-	-	135,625
Net income	-	-	-	-	-	-	-	5,024,198	5,024,198
Balance at September 30, 2009	148,314,046	$148,313	$12,089,664	$400	$-	$-	$-	$(28,890,537)	$(16,652,160)
Common stock to be issued for services	-	-	-	19,000	-	-	-	-	19,000
Net income	-	-	-	-	-	-	-	4,738,245	4,738,245
Balance at December 31, 2009, unaudited	148,314,046	$148,313	$12,089,664	$19,400	$-	$-	$-	$(24,152,292)	$(11,894,915)

The accompanying notes form an integral part of these unaudited condensed financial statements.

SIONIX CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended December 31,
	2009	2008
		(As Restated)

OPERATING ACTIVITIES:
Net income	$4,738,245	$5,436,665
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation	6,869	12,359
Amortization of beneficial conversion features discount and
warrant discount	-	27,094
Stock based compensation expense - employee	70,762	208,244
Stock based compensation expense - consultant	19,000	10,508
Gain on change in fair value of warrant and option liability	(4,006,604)	(2,504,055)
Gain on change in fair value of beneficial conversion liability	(866,390)	(3,861,073)
Impairment of property and equipment	11,217	57,581
Loss on termination of lease	197,455	-
(Increase) decrease in assets:
Inventory	1,069,460	(318,474)
Other current assets	18,708	(42,977)
Other assets	(2,400)	-
Increase (decrease) in liabilities:
Accounts payable	118,804	199,660
Accrued expenses	36,486	122,261
Customer deposits	(1,620,000)	-
Net cash used in operating activities	(208,388)	(652,207)

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(3,157)
Net cash used in investing activities	-	(3,157)

FINANCING ACTIVITIES:
Proceeds from convertible notes payable	200,000	-
Net cash provided by financing activities	200,000	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,388)	(655,364)

CASH AND CASH EQUIVALENTS, BEGINNING	22,982	1,220,588
CASH AND CASH EQUIVALENTS, ENDING	$14,594	$565,224

SUPPLEMENTAL INFORMATION:
Cash and cash equivalents paid for interest	$-	$-
Cash and cash equivalents paid for taxes	$-	$-

The accompanying notes form an integral part of these unaudited condensed financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – SUMARRY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include collectability of accounts receivable, accounts payable, sales returns, and recoverability of long-term assets.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term highly liquid investments with original maturities of three months or less.

Inventory

Inventory is stated at the lower of cost or market, with costs generally determined on a first-in first-out basis. Management utilizes specific product identification, historical product demand, and comparison of inventory costs to market value as the basis for determining excess or obsolete inventory reserve.  Changes in market conditions, lower than expected customer demand, or changes in technology or features are also considered by management in determining whether an allowance for obsolete inventory is required.  As of December 31, 2009 and September 30, 2009, the Company believes that no reserve is required. The Company had no inventory at December 31, 2009. Inventory at September 30, 2009 was $1,069,460 and consisted of work in process.

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

Accrued Derivative Liabilities

The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for equity treatment. Liability accounting was triggered for the Company as there were insufficient shares to fulfill all potential conversions. The Company determines which instruments or embedded features require liability accounting and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statements of operations as “gain (loss) on change in fair value of warrant and option liability” and “gain (loss) on change in fair value of beneficial conversion liability.”

Fair Value Measurements

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and short-term debt, the carrying amounts approximate fair value due to their short maturities.  In addition, the Company has short-term debt with investors. The carrying amounts of the short-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.

Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The Company’s warrant and option liability is carried at fair value totaling $4,001,778 and $7,937,620 as of December 31, 2009 and September 30, 2009, respectively.  The Company’s beneficial conversion liability is carried at fair value totaling $1,134,753 and $2,001,143 as of December 31, 2009 and September 30, 2009, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant and option liability and beneficial conversion liability as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions.

	Fair Value as of December 31, 2009 (Unaudited)	Fair Value Measurements at December 31, 2009 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant and option liability	$4,001,778		$4,001,778
Conversion option liability	1,134,753		1,134,753
Total accrued derivative liabilities	$5,136,531		$5,136,531

	Fair Value as of September 30, 2009	Fair Value Measurements at September 30, 2009 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant and option liability	$7,937,620		$7,937,620
Conversion option liability	2,001,143		2,001,143
Total accrued derivative liabilities	$9,938,763		$9,938,763

The Company recognized a gain on change in fair value of warrant and option liability of $4,006,604 and $2,504,055 for the three months ended December 31, 2009 and 2008, respectively.  The Company recognized a gain on change in fair value of beneficial conversion liability of $866,390 and $3,861,073 for the three months ended December 31, 2009 and 2008, respectively.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC Topic 825.

Advertising

The cost of advertising is expensed as incurred. The Company did not incur advertising expenses for the three months ended December 31, 2009 and 2008.

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

The Company earned revenues of $1,620,000 for the three months ended December 31, 2009. The Company did not earn revenue for the three months ended December 31, 2008.

Research and Development

The cost of research and development is expensed as incurred. Total research and development costs were $110,943 and $178,963 for the three months ended December 31, 2009 and 2008, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC Topic 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC Topic 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation.”  ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under ASC Topic 718, the Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company uses the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with ASC Topic 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic net loss per share is computed by dividing the net loss available to common stock holders by the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants that are deemed “in the money” are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Also, under this method, convertible notes are treated as if they were converted at the beginning of the period.  The following is a reconciliation of the income (numerator) and number of shares (denominator) used in the basic and diluted earnings per share computations for the three months ended December 31, 2009 and 2008.

	For the Three Months Ended December 31, 2009
		Weighted Average
	Income	Number of Shares	Amount per
	(Numerator)	(Denominator)	Share
Basic Earnings Per Share
Income available to common stockholders	$4,738,245	148,314,046	$0.03

Effect of Dilutive Securities
Adjustment - gain on "in the money" warrants	(781,360)	1,871,053
Adjustment - gain on debt conversions and interest, net	(848,803)	16,866,359

Diluted Earnings Per Share
Adjusted income available to common stockholders	$3,108,082	167,051,458	$0.02

	For the Three Months Ended December 31, 2008

	Income (Numerator)	Weighted Average Number of Shares (Denominator)	Amount per Share
Basic and Diluted Earnings Per Share
Income available to common stockholders	$5,436,665	135,582,425	$0.04

Options and warrants to purchase 20,101,316 and 28,849,099 shares of common stock, respectively, at exercise prices ranging from $0.15 to $0.30 per share were outstanding during the first quarter of 2010, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common stock.

Concentration of Credit Risk

As of December 31, 2009 and September 30, 2009, the Company had deposits in financial institutions over the federally insured limits of $100,000. The Company does not believe there is any credit risk related to these deposits due to the financial condition of the financial institution.

Reclassifications

Certain items in the prior financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the previously reported net income.

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This standard became effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to the Company's financial statements.

In June 2009, the FASB issued an update of ASC Topic 105, “Generally Accepted Accounting Principles,” that amends the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact this new standard will have on the Company’s financial statements.

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). This guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact the adoption of this guidance will have on the Company’s financial statements.

In June 2009, the EITF reached final consensus on ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with ASC Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company is currently evaluating the potential impact of ASU 2009-15 on the Company’s financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of the valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements." now codified under FASB ACT Topic 605, "Revenue Recognition." ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling pricing of the delivered goods and services based on a selling price hierarchy. The amendment eliminated the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2009-13 on the financial statements.

In December 2009, the FASB issued ASC Topic 860, “Transfers and Servicing.” ASC Topic 860 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

NOTE 3 –  OTHER RECEIVABLE

Other receivable consisted of the following:

	December 31,	September 30,
	2009	2009
	(Unaudited)
Financing receivable, 10% convertible debentures	$40,000	$-
Due from former officer	155,000	155,000

TOTAL OTHER RECEIVABLE	$195,000	$155,000

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	December 31,	September 30,
	2009	2009
	(Unaudited)
Machinery and equipment	$115,010	$271,972
Furniture and fixtures	12,597	41,176
Leasehold improvement	-	1,695
TOTAL PROPERTY AND EQUIPMENT	127,607	314,843
Less accumulated depreciation	(81,490)	(250,640)

NET PROPERTY AND EQUIPMENT	$46,117	$64,203

Depreciation expenses for the three months ended December 31, 2009 and 2008 were $6,869 and $12,359, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:
	December 31,	September 30,
	2009	2009
	(Unaudited)

Accrued salaries	$1,709,349	$1,652,174
Advisory board compensation	576,000	576,000
Auto allowance accruals	104,785	104,785
Interest payable	336,431	407,005
Accrued lease liability	171,505	-
Other accruals	221,443	326,142

TOTAL ACCRUED EXPENSES	$3,119,513	$3,066,106

NOTE 6 – CUSTOMER DEPOSITS

In May 2008, the Company received an order for two water filtration systems, which required a deposit. As of December 31, 2009, the Company has completed its design and manufacturing phase for one of the two filtration systems and has recognized the customer deposits into revenue during the three months ended December 31, 2009. No deposits have been received for the second unit as of the filing date. As of December 31, 2009 and September 30, 2009, customer deposits were $0 and $1,620,000, respectively.

NOTE 7 – NOTES PAYABLE  – RELATED PARTIES

The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes bear interest at rates up to 10% and are due on demand. As of December 31, 2009 and September 30, 2009, notes payable amounted to $107,000. Accrued interest on the notes amounted to $86,712 and $84,016 at December 31, 2009 and September 30, 2009, respectively, and is included in accrued expenses. Interest expense on these notes for the three months ended December 31, 2009 and 2008 amounted to $2,696 and $2,987, respectively.

No demand for payment has been made as of December 31, 2009.

NOTE 8 – SHORT-TERM PROMISSORY NOTES PAYABLE

From June 5 to June 26, 2009, the Company borrowed a total of $240,000 in principal amount from Steel Pier Capital Advisors and Steel Pier Capital Fund, LP.  The loans are evidenced by four promissory notes (the “Notes”) with principal amounts ranging from $40,000 to $75,000. As consideration for the loans, the Company issued a total of 500,000 shares of common stock to Steel Pier Capital Fund, LP.  The Company determined the fair value of the 500,000 shares of common stock to be $80,625 based on the trading price of the stock, and recorded the $80,625 as interest and financing costs.  The Notes accrue interest at the rate of 10% per annum until the principal amount and all accrued interest is repaid.  There is no prepayment penalty associated with the Notes.

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

On July 15, 2009 and August 11, 2009, the Company borrowed a total of $150,000 from Trillium Partner LP and MKM Capital. The loans are evidenced by two promissory notes and mature 90 days from the date of the notes. As consideration for the loans, the Company issued a total of 300,000 shares of common stock.  The Company determined the fair value of the 300,000 shares of common stock to be $55,000 based on the trading price of the stock, and recorded the $55,000 as interest and financing costs.  These notes accrue interest at the rate of 10% per annum until the principal amount and all accrued interest is repaid.  There is no prepayment penalty associated with the notes.

On October 26, 2009, the short-term promissory note with Trillium Partners for the total amount of $50,000 was amended, which extended the maturity date of the note to January 20, 2010. The amendment further allows the note to be convertible into shares of the Company’s common stock at $0.15 per share. The note is not eligible for conversion until the Company increases its authorized number of common shares to an amount that is sufficient to enable conversion of this note. As of December 31, 2009, the note has been reclassified in the accompanying balance sheet as “convertible notes, net of debt discount.” See Note 9 under "Short-Term Convertible Note.”

As of December 31, 2009 and September 30, 2009, the outstanding principal balance of the short-term promissory notes was $340,000 and $390,000, respectively. Accrued interest on the notes amounted to $16,517 and $9,106 at December 31, 2009 and September 30, 2009, respectively, and is included in accrued expenses. Interest expense on these notes for the three months ended December 31, 2009 and 2008 was $8,689 and $0, respectively.

As of December 31, 2009, the Notes and the note with MKM Capital remain past due as they matured per the terms of the original agreements.

NOTE 9 – CONVERTIBLE NOTES

Convertible Notes 1

Between October 2006 and February 2007, the Company completed an offering of $750,000 in principal amount of convertible notes, which bear interest at 10% per annum and mature at the earlier of (i) 18 months from the date of issuance (ii) an event of default or (iii) the closing of any equity related financing by the Company in which the gross proceeds are a minimum of $2,500,000. These notes are convertible into shares of the Company’s common stock at $0.05 per share or shares of any equity security issued by the Company at a conversion price equal to the price at which such security is sold to any other party. In the event that a registration statement covering the underlying shares was not declared effective within 180 days after the closing, the conversion price was to be reduced by $0.0025 per share for each 30 day period that the effectiveness of the registration statement was delayed but in no case could the conversion price to be reduced below $0.04 per share. As of December 31, 2009, the conversion price was $0.04 per share.

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

During the three months ended December 31, 2009, no principal and no interest were converted into shares of common stock.  During the year ended September 30, 2009, $45,139 of principal and $5,158 of interest has been converted into 1,535,728 shares of common stock.

As of December 31, 2009 and September 30, 2009, the outstanding principal amount of the convertible notes was $488,194. Accrued interest on the notes amounted to $123,393 and $110,917 at December 31, 2009 and September 30, 2009, respectively, and is included in accrued expenses.  There was no unamortized embedded beneficial conversion feature discount as of December 31, 2009 and September 30, 2009.

For the three months ended December 31, 2009 and 2008, interest expense was $12,476 and $13,556, respectively, and amortization expense for the embedded beneficial conversion feature discount for the three months ended December 31, 2009 and 2008 was $0 and $125,000, respectively, which was included in interest expense in the other income (expense) section of the statements of income.

As of December 31, 2009, these notes remain past due as they matured per the terms of the original notes agreements.

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

During the year ended September 30, 2009, the investors converted $26,000 of principal plus accrued interest into 3,094,000 shares of common stock.

As of December 31, 2009 and September 30, 2009, there was no outstanding principal due on the convertible notes and there was no unamortized embedded beneficial conversion feature discount.

For the three months ended December 31, 2009 and 2008, interest expense was $0 and $667, respectively, and amortization expense for the embedded beneficial conversion feature discount for the three months ended December 31, 2009 and 2008 was $0 and $2,890, respectively, which was included in interest expense in the other income (expense) section of the statements of income.

Convertible Notes 3

On July 17, 2007, the Company completed an offering of $1,025,000 in principal amount of Subordinated Convertible Debentures to a group of institutional and accredited investors, which bear interest at the rate of 8% per annum, and mature 12 months from the date of issuance. Convertible Notes 3 are convertible into shares of the Company’s common stock at an initial conversion rate of $0.22 per share, subject to anti-dilution adjustments. As part of the above offering, the Company issued warrants to purchase 2,329,546 shares of common stock at an initial exercise price of $0.50 per share. An amendment dated March 13, 2008 reduces the conversion rate of the notes to $0.19 per share and the exercise price of the warrants to $0.30 per share.

Under the terms of a Registration Rights Agreement signed in conjunction with this offering, the Company is required to file a registration statement under the Securities Act of 1933 in order to register the resale of the shares of common stock issuable upon conversion of the Convertible Notes 3 and the warrant shares (collectively, the "Registrable Securities"). If the Company did not file a registration statement with respect to the Registrable Securities within 45 days following the closing of the offering, or if the registration statement was not declared effective by the Securities and Exchange Commission within 90 days, then the Company was required to pay to each purchaser damages equal to 1.5% of the purchase price paid by the purchaser for Convertible Notes 3 for each 30 day period that followed these deadlines. The aggregate amount of damages payable by the Company is limited to 15% of the purchase price. The Company had until August 31, 2007 to file the registration statement and has accrued $78,750 of expenses as liquidated damages. For the year ended September 30, 2009, $75,000 of the liquidated damages were converted into 937,500 shares of common stock. No derivative liability is recorded as the amount of liquidated damage is fixed with a maximum ceiling.

During the three months ended December 31, 2009, no principal and no interest were converted into shares of common stock. During the year ended September 30, 2009, $235,000 of principal and $49,579 of interest has been converted into 3,189,691 shares of common stock.

As of December 31, 2009 and September 30, 2009, the outstanding principal amount of the convertible notes was $250,000. Accrued interest on the notes amounted to $49,571 and $44,460, respectively, for December 31, 2009 and September 30, 2009. There was no unamortized warrant discount or embedded beneficial conversion feature discount as of December 31, 2009 and September 30, 2009.

For the three months ended December 31, 2009 and 2008, interest expense was $5,111 and $9,495, respectively, and there was no amortization expense for the embedded beneficial conversion feature discount for the three months ended December 31, 2009 and 2008.

As of December 31, 2009, these notes remain past due as they matured per the terms of the original notes agreements.

12% Subordinated Convertible Notes

On July 29, 2008, the Company completed an offering of $1,000,000 in principal amount of subordinated debentures to a group of institutional and accredited investors.  The 12% Subordinated Convertible Notes mature on July 29, 2009 or   sooner if declared due and payable by the holder upon the occurrence of an event of default, and bear interest at the rate of 12% per annum. The debentures will be convertible into common stock at a conversion price of $0.25 per share from and after such time as the authorized common stock is increased in accordance with applicable federal and state laws. In the event of an offering of common stock, or securities convertible into common stock, at a price, conversion price or exercise price less than the conversion price (a “dilutive issuance”), then the conversion price of any then outstanding subordinated convertible notes will be reduced to equal such lower price, except in connection with certain exempt issuances.  In an event of default, the conversion price will be reduced to $0.15 per share. As part of the above offering, the Company issued warrants to purchase 3,333,333 shares of common stock, which expire five years from the date of grant, are exercisable at an exercise price of $0.30 per share from and after such time as the authorized common stock is increased in accordance with applicable federal and state laws, and may be exercised on a cashless basis at the election of the holder.  In the event of a dilutive issuance, the exercise price of the warrants will be reduced to equal the price of the securities issued in the dilutive issuance, except in connection with certain exempt issuances.

On October 22, 2009, the 12% Subordinated Convertible Notes were amended. The amendment extended the maturity date of the notes to April 29, 2010 and reduced the conversion price to $0.15 per share. Pursuant to the amendment, interest accrued through October 22, 2009 totaling $154,583 has been added to the original principal amount.

The requirement to increase the number of authorized shares of common stock is a condition that has not occurred, and is not certain to occur. Therefore, the Company has not recognized the related beneficial conversion feature or the warrants related to these notes. If and when this condition does occur, the Company will recognize the beneficial conversion feature and warrants at fair value on the date the number of authorized shares is increased. The notes will be converted into 7,697,222 shares of common stock at a conversion price of $0.15 per share. These shares were excluded from the earnings per share calculation, as they cannot be converted until the number of authorized shares of common stock is increased.

At the completion of the offering on July 29, 2008, Calico Capital Management, LLC acted as the financial advisor for the Company and received a fee of $40,000. LBS Financial Services, LLC acted as an agent for the Company in arranging the transaction and received a fee of $120,000. The Company recorded these fees as an expense.

As of December 31, 2009 and September 30, 2009, the principal outstanding totaled $1,154,583 and $1,000,000, respectively.

Accrued interest on the notes amounted to $26,557 and $141,040 at December 31, 2009 and September 30, 2009, respectively, and is included in accrued expenses. For the three months ended December 31, 2009 and 2008, interest expense was $40,101 and $30,247, respectively.

10% Convertible Debentures

During December 2009, the Company completed an offering of $240,000 in principal amount of convertible debentures to a group of institutional and accredited investors.  The 10% Convertible Debentures mature on various dates beginning in May 2010 through June 2010  or sooner if declared due and payable by the holder upon the occurrence of an event of default, and bear interest at the rate of 10% per annum. The debentures will be convertible into common stock at a conversion price of $0.15 per share from and after such time as the authorized common stock is increased in accordance with applicable federal and state laws. As part of the above offering, the Company issued warrants to purchase 1,000,000 shares of common stock at exercise price of $0.25 per share.

If the Company at any time on or after the date of the 10% Convertible Debentures subdivides (by any stock split, stock dividend, recapitalization or otherwise) one or more classes of its outstanding shares of common stock into a greater number of shares, the conversion price in effect immediately prior to such subdivision will be proportionately reduced.  If the Company at any time on or after the date of the 10% Convertible Debentures combines (by combination, reverse stock split or otherwise) one or more classes of its outstanding shares of common stock into a smaller number of shares, the conversion price in effect immediately prior to such combination will be proportionately increased.

The requirement to increase the number of authorized shares of common stock is a condition that has not occurred, and is not certain to occur. Therefore, the Company has not recognized the related beneficial conversion feature or the warrants related to these notes. If and when this condition does occur, the Company will recognize the beneficial conversion feature and warrants at fair value on the date the number of authorized shares is increased. The note will be converted into 1,600,000 shares of common stock at a conversion price of $0.15 per share. These shares were excluded from the earnings per share calculation, as they cannot be converted until the number of authorized shares of common stock is increased.

As of December 31, 2009, the principal outstanding totaled $240,000 of which $40,000 is reflected in the accompanying balance sheet as an “other receivable.” The proceeds of $40,000 were received in January 2010.

Accrued interest on the notes amounted to $1,329 at December 31, 2009 and is included in accrued expenses. For the three months ended December 31, 2009, interest expense was $1,329.

Short-Term Convertible Note

On October 26, 2009, a short-term promissory note with Trillium Partners for the total amount of $50,000 was amended, which extended the maturity date of the note to January 20, 2010. The amendment further allows the note to be convertible into shares of the Company’s common stock at $0.15 per share. The note is not eligible for conversion until the Company increases its authorized number of common shares to an amount that is sufficient to enable conversion of this note. As of December 31, 2009, the note has been reclassified from “short-term promissory notes payable” to “convertible notes, net of debt discount” as presented in the accompanying balance sheet.

As of December 31, 2009, the outstanding principal balance of the short-term convertible note was $50,000. Accrued interest on the note amounted to $2,556 at December 31, 2009, and is included in accrued expenses. Interest expense on this note for the three months ended December 31, 2009 was $1,278.

NOTE 10 – 10%  SUBORDINATED DEBENTURES

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

As of December 31, 2009 and September 30, 2009, the principal outstanding totaled $482,493, and there was no unamortized warrant discount.

Accrued interest on the notes amounted to $29,796 and $17,466 at December 31, 2009 and September 30, 2009, respectively, and is included in accrued expenses.

For the three months ended December 31, 2009 and 2008, interest expense was $12,330 and $10,179, respectively, and amortization expense for the warrant discount was $0 and $24,204, respectively, which was included in interest expense in the other income (expense) section of the statement of income.

The Company is seeking to renegotiate the terms of these notes. The Company has not received any demand for payment on these notes.

NOTE 11 – WARRANT AND OPTION LIABILITY

The Company issued warrants as part of debt issuances, stock issuances, and services.  The warrants and options qualify as derivative instruments with the fair value of the warrants and options being $4,001,778 and $7,937,620 at December 31, 2009 and September 30, 2009, respectively.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions:

	December 31, 2009	September 30, 2009
(Unaudited)
Risk free rate of return	0.47% to 2.69%	0.40% to 2.31%
Volatility	151% to 218%	155% to 230%
Dividend yield	0%	0%
Expected term	1.20 to 4.96 years	1.45 to 4.73 years

NOTE 12 –BENEFICIAL CONVERSION FEATURES LIABILITY

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

As a result of the issuance of Convertible Notes 2, the conversion price for Convertible Notes 1 was adjusted down from $0.05 to $0.01.  The decrease in the conversion price increased the potential dilutive shares from 15,000,000 to 75,000,000, and this subsequently increased the total outstanding and potential dilutive shares over the authorized common share limit of 150,000,000.  Because there were insufficient authorized shares to fulfill all potential conversions, the Company classified all embedded conversion options as liabilities. On August 13, 2009, the holders agreed to forever waive any reduction of the conversion price that would have occurred as a result of the issuance of Convertible Notes 2.  Therefore, the conversion rate was increased to $0.04.

As of December 31, 2009 and September 30, 2009, the Company had $911,158 and $893,571 convertible notes and interest, respectively, which could be converted into 16,866,359 and 16,527,565 shares of common stock, respectively.  The Company determined the fair value of the beneficial conversion option to be $1,134,753 and $2,001,143 at December 31, 2009 and September 30, 2009, respectively, using the Black-Scholes model with the following assumptions:

	December 31,	September 30,
	2009	2009
	(Unaudited)
Risk free rate of return	0.47%	0.14%
Volatility	153%	132%
Dividend yield	0%	0%
Expected term	0.75 Years	0.25 Years

NOTE 13 – STOCKHOLDERS' EQUITY

Common Stock

The Company has 150,000,000 authorized shares of common stock, par value $0.001 per share.  As of December 31, 2009 and September 30, 2009, the Company had 148,795,946 shares of common stock issued. As of December 31, 2009 and September 30, 2009, there were 481,900 shares of common stock subject to cancellation. Subsequent to cancellation, the total issued and outstanding shares of common stock would be 148,314,046.

On June 10, 2009, the Company entered into an agreement to convert $120,000 of outstanding legal fees for a total of 600,000 shares of common stock. In connection with the agreement, if the Company’s average closing price of its common stock is $0.15 or less for the 10 trading days preceding December 10, 2009, the Company is required to issue an additional 200,000 shares of common stock. The Company’s average closing price of its stock was $0.11. Pursuant to the agreement, the Company is required to issue an additional 200,000 shares of common stock. The closing price of the Company’s common stock was $0.095. As of December 31, 2009, the Company recorded $19,000 as “shares to be issued” in the accompanying statement of stockholders’ deficit.

Stock Options

A summary of the Company’s stock options activities:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	of Options	Price	Value	Life

Outstanding at October 1, 2009	19,301,316	$0.18	$287,356	3.02
Granted	800,000	0.15
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at December 31, 2009	20,101,316	$0.17	$-	2.86

Exercisable at December 31, 2009	19,622,110	$0.18	$-	2.82

Options outstanding and exercisable as of December 31, 2009:

		Weighted		Weighted
		Average		Average
		Remaining		Remaining
Exercise	Options	Contractual	Options	Contractual
Price	Outstanding	Life	Exercisable	Life

$0.15	15,167,790	2.83	14,688,584	2.78
$0.25	4,933,526	2.96	4,933,526	2.96
	20,101,316	2.86	19,622,110	2.82

During December 2009, the Company granted a total 800,000 options to its new Chief Executive Officer and Chief Financial Officer in connection with their employment agreements. The options vest immediately and have a term of five years. As there were insufficient shares to fulfill potential exercises of these options, derivative accounting was triggered at the date of grant. The weighted average grant-date fair value of these options was $70,762.   The fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

•	risk free rate of return of 2.35%;
•	volatility of 219%;
•	dividend yield of 0%; and
•	expected term of 5 years.

At December 31, 2009, the fair value of these options was $78,599 using the Black-Scholes option-pricing model with the following weighted-average assumptions:

•	risk free rate of return of 2.35%;
•	volatility of 218%;
•	dividend yield of 0%; and
•	expected term of 4.96 years.

STOCK WARRANTS

A summary of the Company’s warrants activities:

		Weighted
		Average	Aggregate
	Number	Exercise	Intrinsic
	of Warrants	Price	Value
Outstanding at October 1, 2009	39,699,099	$0.18	$850,320
Granted	1,000,000	0.25
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of December 31, 2009	40,699,099	$0.21	$-

Exercisable as of December 31, 2009	36,365,766	$0.20	$-

Warrants outstanding and exercisable as of December 31, 2009:

			Weighted
			Average
			Remaining	Weighted Average
Exercise	Warrants	Warrants	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable

$0.10	11,850,000	11,850,000	1.64	$0.10	$0.10
$0.15	1,041,000	1,041,000	4.53	$0.15	$0.15
$0.18	850,000	850,000	3.04	$0.18	$0.18
$0.25	20,829,312	19,829,312	3.13	$0.25	$0.25
$0.30	6,128,787	2,795,454	3.08	$0.30	$0.30
	40,699,099	36,365,766	2.72	$0.21	$0.20

During December 2009, the Company completed an offering of $240,000 in principal amount of convertible debentures to a group of institutional and accredited investors.  As part of the above offering, the Company issued warrants to purchase 1,000,000 shares of common stock at exercise price of $0.25 per share, which expire five years from date of grant.

NOTE 14 – COMMITMENTS

Operating Lease

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

On December 22, 2009, the Company vacated the administrative offices and manufacturing facility. No formal agreement has been reached by the Company with the lessor relating to the future aggregate minimum annual lease payments arising from this lease agreement. As of December 31, 2009, the Company has recorded the future minimum rental and common area maintenance charges under the lease agreement totaling $197,455 and is included in the accompanying statement of operations as “loss on lease termination” in the other income (expense) section.

Total rent expense under this operating lease was $30,495 and $29,460 for the three months ended December 31, 2009 and 2008, respectively.

Issuance of Shares of Common Stock for Services

On June 10, 2009, the Company entered into an agreement to convert $120,000 of outstanding legal fees for a total of 600,000 shares of common stock. However, if the average closing price of the Common Stock is $0.15 or less for the 10 trading days preceding December 10, 2009, the Company is required to issue an additional 200,000 shares of common stock.  The Company’s average closing price of its stock was $0.11. Pursuant to the agreement, the Company is required to issue an additional 200,000 shares of common stock. The closing price of the Company’s common stock was $0.095. As of December 31, 2009, the Company recorded $19,000 as “shares to be issued” in the accompanying statement of stockholders’ deficit.

NOTE 15 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2009, the Company has incurred cumulative losses of $24,152,292 including net income for the three months ended December 31, 2009 of $4,738,245. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including salaries, debt service and normal operating expenses, it plans to sell additional units of its water treatment system, and to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

As mentioned in Notes 8, 9, and 10, the Company has short-term promissory notes, convertible notes, and subordinated debentures that have matured. The Company is in the process of renegotiating the terms of the notes with the note holders to extend the maturity date. If the Company is unsuccessful in extending the maturity date, the Company may not be able to continue as a going concern. The Company is continuing its efforts to obtain customers for its ELIXIR product, expanding its sales efforts worldwide as well as expanding the industries it targets for possible customers. The Company also has future plans for additional products, and revisions to its current products. In support of this the Company plans to hire additional personnel who have the industry experience and the training so that they can be immediately effective in the building of the Company. The Company is also considering alternatives related to its manufacturing capabilities and believes that it can effectively outsource most if not all of its production to contract manufacturers. This would reduce costs and improve the quality of its products. It is also continuing to seek additional investment capital in the form of debt or equity to sustain continued operations, and considering certain changes to its capital structure to become more attractive to potential investors and business partners. Last, to manage these activities the Company has hired new senior management who have the manufacturing, finance and public company experience necessary to manage the Company.

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information of non-cash financing and investing activities:

During December 2009, the Company issued $40,000 in 10% Convertible Debentures that were reflected in the accompanying balance sheet as an “other receivable” as the proceeds of $40,000 were received in January 2010.

Accrued interest of $154,583 relating to 12% Subordinated Convertible Notes was reclassified to principal pursuant to an amendment dated October 22, 2009.

On October 26, 2009, a short-term promissory note of $50,000 was amended that allowed the note to be convertible into shares of the Company’s common stock at $0.15 per share.

NOTE 17 – RELATED PARTY TRANSACTION

A director of the Company loaned $25,000 to the Company as part of the completion of its 10% Convertible Debentures offering. See Note 8 under "10% Convertible Debentures.”

During December 2009, impaired production machinery and equipment was sold to a director of the Company for $10. Upon the sale of the machinery and equipment, the responsibility of the removal and cost of the removal of the property from the Company’s former operating headquarters rested with the director. The machinery and equipment was removed by the director prior to December 31, 2009.

NOTE 18 – RESTATEMENT

Between October 17, 2006 and February 27, 2007, the Company issued 25 Convertible Notes 1 for total proceeds to the Company of $750,000. Convertible Notes 1 could be converted into shares of the Company’s common stock at a conversion price of $0.05 per share. Convertible Notes 1 contained a provision that would automatically adjust the conversion price if equity securities or instruments convertible into equity securities were issued at a conversion price of less than $0.05 per share.

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

As a result of the issuance of Convertible Notes 2, the conversion price for Convertible Notes 1 was adjusted down from $0.05 to $0.01.  The decrease in the conversion price increased the potential dilutive shares from 15,000,000 to 75,000,000, and this subsequently increased the total outstanding and potential dilutive shares over the authorized common share limit of 150,000,000.  Because there were insufficient authorized shares to fulfill all potential conversions, the Company should have classified all potentially dilutive securities as derivative liabilities as of June 6, 2007.  The Company researched its debt and equity instruments and determined that the potentially dilutive securities were as follows:

•	Warrants and Options
•	Beneficial Conversion Features

The following adjustments were made to the Company's financial statements for the periods ended December 31, 2009:

	As Previously Stated December 31, 2008	Benficial Conversion Features	Warrants and Options	As Restated December 31, 2008

Statement of Operations (for the three months ended December 31, 2008)
Gain on change in fair value of warrant and option liability	$1,851,368	$-	$652,687	$2,504,055
Gain on change in fair value of beneficial conversion liability	26,000	3,835,073	-	3,861,073

Statement of Cash Flows (for the three months ended December 31, 2008)
Net income	$948,905	$3,835,073	$652,687	$5,436,665
Gain on change in fair value of warrant and option liability	(1,851,368)	-	(652,687)	(2,504,055)
Gain on change in fair value of beneficial conversion liability	(26,000)	(3,835,073)	-	(3,861,073)

PART I, ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Overview

Plan of Operation

During the next fiscal year, we plan to continue marketing and selling our DAF and ELIXIR water treatment system to potential domestic and international customers. We believe that the operation of the units at Villa Park Dam ("VPD") and Arkansas will position us to aggressively market the Sionix products to oil and gas drillers, mining operators, global disaster and emergency relief organizations, third world countries, domestic public water utilities, private companies requiring water treatment, and other potential customers.  The projects at VPD and Arkansas will serve as a sales tool for possible applications and installations. Once we obtain sufficient financing, we plan to engage in substantial promotional activities in connection with the sales of the Sionix units, including media exposure and access to other public agencies and potential private customers. We have demonstrated the unit at the VPD to numerous prospective clients over several years and are considering different alternative uses for this unit.

We intend to contract with outside manufacturers to begin production of the Sionix products. We anticipate that most of our capital needs will need to be funded by equity financing until such time that we have received orders for, and deposits with respect to, our products.

Restatement of Financial Statements

Between October 17, 2006 and February 27, 2007, the Company issued 25 secured convertible promissory notes for total proceeds to the Company of $750,000 (“Convertible Notes 1”). Convertible Notes 1 could be converted into shares of the Company’s common stock at a conversion price of $0.05 per share. Convertible Notes 1 contained a provision that would automatically adjust the conversion price if equity securities or instruments convertible into equity securities were issued at a conversion price of less than $0.05 per share.

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

As a result of the issuance of Convertible Notes 2, the conversion price for Convertible Notes 1 was adjusted down from $0.05 to $0.01.  The decrease in the conversion price increased the potential dilutive shares from 15,000,000 to 75,000,000, and this subsequently increased the total outstanding and potential dilutive shares over the authorized common share limit of 150,000,000.  Because there were insufficient authorized shares to fulfill all potential conversions, the Company should have classified all potentially dilutive securities as derivative liabilities as of June 6, 2007. The Company researched its debt and equity instruments and determined that the potentially dilutive securities were as follows:

   ●   Warrants and Options
   ●    Beneficial Conversion Features

The following adjustments were made to our financial statements for the periods ended December 31, 2009:

	As Previously Stated December 31, 2008	Benficial Conversion Features	Warrants and Options	As Restated December 31, 2008

Statement of Operations (for the three months ended December 31, 2008)
Gain on change in fair value of warrant and option liability	$1,851,368	$-	$652,687	$2,504,055
Gain on change in fair value of beneficial conversion liability	26,000	3,835,073	-	3,861,073

Statement of Cash Flows (for the three months ended December 31, 2008)
Net income	$948,905	$3,835,073	$652,687	$5,436,665
Gain on change in fair value of warrant and option liability	(1,851,368)	-	(652,687)	(2,504,055)
Gain on change in fair value of beneficial conversion liability	(26,000)	(3,835,073)	-	(3,861,073)

Results of operations

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Revenues for the three months ended December 31, 2009 and 2008 were $1,620,000 and $0.  As of December 31, 2009, we completed the delivery of the filtration systems and recognized the contract into revenue during the three months ended December 31, 2009. As of December 31, 2008, revenue from this order has not been recognized because the units were not yet completed and delivered. Our costs associated with the delivery of this unit were $1,091,500, or 67% of revenue, which included on-site modification and repair of the unit based on the unexpected demanding environment which the unit is being used. We achieved a gross profit from normal operations of $528,500 or 33% of revenue.

We incurred operating expenses of $370,567 during the three months ended December 31, 2009, a decrease of $442,298 or 54%, as compared to $812,865 for the three months ended December 31, 2008.  General and administrative expenses were $252,755 during the three months ended December 31, 2009, a decrease of $368,788 or 59%, as compared to $621,543 for the three months ended December 31, 2008.  The decrease in general and administrative expenses contributed to the significant decrease in operating expenses. Research and development expenses were $110,943 during the three months ended December 31, 2009, a decrease of $68,020 or 38%, as compared to $178,963 for the three months ended December 31, 2008.  Overall expenses were down due to limited capital available for spending, and the reduction of overhead costs.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $14,594 and $22,982 and at December 31, 2009 and September 30, 2009, respectively. The Company’s source of liquidity has been the sale of its securities and deposits received from orders for one water treatment system. The Company expects to receive additional orders for water treatment systems but if it does not receive additional orders or if these orders do not satisfy its capital needs, the Company expects to sell its securities or obtain loans to meet its capital requirements.  The Company has no binding commitments for financing and, with the exception of the orders it received during the 2008 fiscal year, no additional orders were received for the sale of water treatment systems.  There can be no assurance that sales of the Company’s securities or of its water treatment systems, if such sales occur, will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. As of December 31, 2009, approximately $1,780,000 in principal and interest of certain promissory notes issued by the Company were due.  The Company has not yet paid the notes and no demand for payment has been made.

Operating Activities

During the three months ended December 31, 2009, the Company used $208,388 of cash in operating activities. Non-cash adjustments included $6,869 for depreciation, $70,762 and $19,000 for stock-based compensation to an employee and to a consultant, respectively, $11,217 for the impairment of property and equipment, and $197,455 for loss on the termination of a lease. Cash provided by operating activities included $1,069,460 in inventory, $18,708 in other current assets, $118,804 in accounts payable, and $36,486 in accrued expenses. Cash used in operating activities included $2,400 in other assets, and $1,620,000 in customer deposits, $4,006,604 for warrant and option liability, and $866,390 in beneficial conversion liability.

During the three months ended December 31, 2008, the Company used $652,207 of cash in operating activities.  Non-cash adjustments included $12,359 for depreciation, $27,094 for the amortization of warrant and beneficial conversion feature, $57,581 for the impairment of property and equipment. Cash provided by operating activities included $199,660 in accounts payable, and $122,261 in accrued expenses, stock-based compensation to employees of $208,244, and stock-based compensation to consultants of $10,508. Cash used in operating activities included $318,474 for inventory, $42,977 for other current assets, $2,504,055 for warrant and option liability, and $3,861,073 for beneficial conversion feature liability.

Investing Activities

During the three months ended December 31, 2009, the Company acquired property and equipment totaling $0, as compared to $3,157 during the three months ended December 31, 2008.

Financing Activities

Financing activities provided $200,000 to the Company during the three months ended December 31, 2009 and related to proceeds received from convertible debentures.  During the three months ended December 31, 2008, cash was not provided by or used in financing activities.

As of December 31, 2009, the Company had an accumulated deficit of $24,152,292. Management anticipates that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in a newly established business enterprise, many of which the Company cannot control.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2009, the Company has incurred cumulative losses of $24,152,292 including net income for the three months ended December 31, 2009 of $4,738,245. As the Company has no cash flow from operations, its ability to operate is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

As mentioned in Notes 8, 9 and 10, the Company has convertible notes and subordinated notes payable that have matured. The Company is in the process of renegotiating the terms of the notes with the note holders to extend the maturity date. If the Company is unsuccessful in extending the maturity date, the Company may not be able to continue as a going concern.

Contractual Obligations

At December 31, 2009, our significant contractual obligations were as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Notes payable, related parties	$107,000	$-	$-	$-	$107,000
Short-term promissory notes and subordinated debt	822,492	-	-	-	822,492
Convertible notes	1,942,778	240,000	-	-	2,182,778
Operating lease obligations	171,505	-	-	-	171,505
Total	$3,043,775	$240,000	$-	$-	$3,283,775

Off-Balance Sheet Arrangements

Our Company has no outstanding off-balance sheet arrangements.

Application of Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the financial statements if another, also reasonable, amount were used or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates from the 2009 fiscal year.

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

Goodwill and other Intangibles. Goodwill and intangible assets with indefinite lives will be tested annually for impairment in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 350, “Intangibles, Goodwill and Other.” We will use our judgment in assessing whether assets may have become impaired between annual impairment tests. We perform our annual test for indicators of goodwill and non-amortizable intangible assets impairment in the fourth quarter of our fiscal year or sooner if indicators of impairment exist.

Legal Contingencies. From time to time we may be a defendant in litigation. As required by ASC Topic 450, “Contingencies,” we are required to determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated, net of any applicable insurance proceeds. Estimates of potential outcomes of these contingencies are developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve this litigation cannot be predicted with any assurance of accuracy. Final settlement of these matters could possibly result in significant effects on our results of operations, cash flows and financial position.

Warrant Liability. The Company calculates the fair value of warrants and options using the Black Sholes model. Assumptions used in the calculation include the risk free interest rate, volatility of the stock price, and dividend yield. Estimates used in the calculation include the expected term of the warrants or options.

Accrued Derivative Liabilities. The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for equity treatment. Liability accounting is triggered for the Company as there were insufficient shares to fulfill all potential conversions. The Company determines which instruments or embedded features require liability accounting and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statements of income as “gain (loss) on change in fair value of warrant and option liability” and “gain (loss) on change in fair value of beneficial conversion liability.”

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This standard became effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to the Company's financial statements.

In June 2009, the FASB issued an update of ASC Topic 105, “Generally Accepted Accounting Principles,” that amends the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. Management has not completed the assessment of the impact this new standard will have on the Company’s financial statements.

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). This guidance is effective for fiscal years beginning after November 15, 2009. Management is currently evaluating the potential impact the adoption of this guidance will have on the Company’s financial statements.

In June 2009, the EITF reached final consensus on ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with ASC Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on the Company’s financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of the valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements." now codified under FASB ACT Topic 605, "Revenue Recognition." ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling pricing of the delivered goods and services based on a selling price hierarchy. The amendment eliminated the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2009-13 on the financial statements.

In December 2009, the FASB issued ASC Topic 860, “Transfers and Servicing.” ASC Topic 860 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

PART I, ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide this disclosure.

PART I, ITEM 4T.  CONTROL AND PROCEDURES.

(a) Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II, ITEM 1.  LEGAL PROCEEDINGS.

    Not applicable.

PART II, ITEM 1A.  RISK FACTORS.

    As a smaller reporting company, we are not required to provide this information.

PART II, ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During December 2009, the Company completed an offering of $240,000 in principal amount of convertible debentures to a group of institutional and accredited investors. The 10% Convertible Debentures mature on various dates beginning in May 2010 through June 2010 or sooner if declared due and payable by the honder upon the occurance of an event of default, and bear interest at the rate of 10% per annum. The debentures will be convertible into common stock at a conversion price of $0.15 per share from and after such time as the authorized common stock is increased in accordance with applicable federal and state laws. As part of the above offering, the Company issued warrants to purchase 1,000,000 shares of common stock at exercise price of $0.25 per shares. The warrants have a term of five years and begin to expire in July 2013. We relied on Section 4(2) of the Securities Act of 1933 to issue the shares inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offerees were accredited investors.

On October 26, 2009, a short-term promissory note with Trullium Partners for a total amount of $50,000 was amended, which extended the maturity date of the note to January 20, 2010. The amendment further allows the note to be convertible into shares of the Company's common stock at $0.15 per share. The note is not eligible for conversion until the Company increases its authorized number of common shares to an amount that is sufficient to enable conversion of this note. We relied on Section 4(2) of the Securities Act of 1933 to amend the note inasmuch as the note was offered and sold without any form of general solicitation of general adversiting and the offeree was an accredited investor.

PART II, ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

PART II, ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the quarter ended December 31, 2009, no matters were submitted to a vote of security holders.

PART II, ITEM 5.  OTHER INFORMATION.

    Not applicable.

PART II, ITEM 6.  EXHIBITS.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.
(1) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2003 as file number 002-95626-D.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIONIX CORPORATION

Date: February 16, 2010	By:	/s/ James R. Currier
James R. Currier
Chairman, Chief Executive Officer and Principal Executive Officer

Date: February 16, 2010	By:	/s/ David R. Wells
David R. Wells
President, Chief Financial Officer, Secretary/Treasurer, and Principal Financial and Accounting Officer