Form 10-Q
period 2010-03-31
SIONIX CORP
filed 2010-05-24
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 14, 2010 the number of shares of the registrant’s classes of common stock outstanding was 149,988,947.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Sionix Corporation
Condensed Balance Sheets
(Unaudited)

	March 31, 2010	September 30, 2009
ASSETS

Current assets
Cash and cash equivalents	$30,799	$22,982
Other receivable	155,000	$155,000
Inventory	-	1,069,460
Other current assets	11,990	40,698
Total current assets	197,789	1,288,140
Non-current assets:
Property and equipment, net	40,410	64,203
Deposits	4,945	28,495

Total assets	$243,144	$1,380,838

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$697,543	$611,693
Accrued expenses	3,305,788	3,066,106
Customer deposits	-	1,620,000
Liquidated damages liability	78,750	78,750
Notes payable - related parties	107,000	107,000
Short-term promissory notes payable	-	390,000
Convertible notes, net of discount of $196,950 and $0 respectively	2,273,025	1,738,194
10% subordinated convertible notes	482,492	482,492
Warrant and option liability	-	7,937,620
Beneficial conversion liability	-	2,001,143
Total current liabilities	6,944,598	18,032,998
Convertible notes, non-current net of discount of $63,275	176,725	-
Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2010	-	-
Common stock, $0.001 par value (600,000,000 and 150,000,000 shares authorized at March 31, 2010 and September 30, 2009, respectively; 149,557,046 shares issued and outstanding at March 31, 2010; 148,795,946 shares issued and 148,314,046 outstanding at September 30, 2009)	149,557	148,313
Additional paid-in capital	17,498,876	12,089,664
Shares to be issued	26,315	400
Accumulated deficit	(24,552,927)	(28,890,537)
Total stockholders' deficit	(6,878,179)	(16,652,160)

Total liabilities and stockholders' deficit	$243,144	$1,380,838

The accompanying notes are an integral part of these unaudited condensed financial statements.

Sionix Corporation
Condensed Statements of Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Net revenues	$-	$-	$1,620,000	$-

Cost of sales	-	-	1,091,500	-

Gross profit	-	-	528,500	-

Operating expenses
General and administrative	498,965	314,055	751,720	964,891
Research and development	7,323	178,265	118,266	357,229
Depreciation and amortization	5,707	7,615	12,576	15,104
Total operating expenses	511,995	499,935	882,562	1,337,224

Loss from operations	(511,995)	(499,935)	(354,062)	(1,337,224)

Other income (expense)
Interest income	-	277	-	3,868
Interest expense and financing costs	(365,587)	(63,758)	(449,597)	(158,523)
Gain on change in fair value of:
Warrant and option liability	353,353	617,525	4,359,957	3,121,580
Beneficial conversion liability	93,595	907,549	959,985	4,768,622
Impairment of property and equipment	-	-	(11,217)	-
Gain (loss) on settlement of debt	30,000	(16,184)	30,000	(16,184)
Loss on lease termination	-	-	(197,455)	-
Total other income (expense)	111,361	1,445,409	4,691,673	7,719,363

Income (loss) before income taxes	(400,634)	945,474	4,337,611	6,382,139
Income taxes	-	-	-	-
Net income (loss) available to common shareholders	$(400,634)	$945,474	$4,337,611	$6,382,139

Basic income (loss) per share	$(0.00)	$0.01	$0.03	$0.05
Diluted income (loss) per share	$(0.00)	$0.01	$0.03	$0.05

Basic weighted average number of shares of common stock outstanding	149,055,621	136,973,884	148,682,785	136,277,277
Diluted weighted average number of shares of common stock outstanding	149,055,621	136,973,884	177,006,938	136,277,277

The accompanying notes are an integral part of these unaudited condensed financial statements.

Sionix Corporation
Statements of Cash Flows
Six Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities
Net income	$4,337,611	$6,382,139
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	12,576	15,104
Amortization of beneficial conversion feature and debt discounts	279,753	27,094
Stock based compensation expense - employee	196,367	116,241
Stock based compensation expense - consultant	111,203	248,752
Gain on change in fair value of:
Warrant and option liability	(4,359,957)	(3,121,580)
Beneficial conversion liability	(959,985)	(4,768,622)
(Gain) loss on settlement of debt	(30,000)	16,184
Impairment of property and equipment	11,217	-
Loss on termination of lease	197,455	-
(Increase) decrease in:
Inventory	1,069,460	(608,565)
Other current assets	28,708	12,230
Deposits	23,550	(150,400)
Increase (decrease) in:
Accounts payable	85,850	92,508
Accrued expenses	224,009	200,000
Customer deposits	(1,620,000)	344,486
Net cash used by operating activities	(392,183)	(1,194,429)

Cash flows from investing activities:
Purchase of property and equipment	-	(5,546)
Cash flows from financing activities:
Proceeds from convertible notes payable	400,000	-
Common stock issued for cash	-	5,000
Net cash provided by financing activities	400,000	5,000

Net increase (decrease) in cash	7,817	(1,194,975)
Cash, beginning of period	22,982	1,220,588
Cash, end of period	$30,799	$25,613

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Sionix Corporation
Notes to Condensed Unaudited Financial Statements

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended September, 2009 and 2008.  The interim results for the period ended March 31, 2010 are not necessarily indicative of results for the full fiscal year.

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

Accrued Derivative Liabilities

The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for equity treatment. Prior to the quarter ended March 31, 2010, liability accounting was triggered for the Company as there were insufficient shares to fulfill all potential conversions. The Company determines which instruments or embedded features require liability accounting and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statements of operations as “gain (loss) on change in fair value of warrant and option liability” and “gain (loss) on change in fair value of beneficial conversion liability.”

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

The Company’s warrant and option liability is carried at fair value totaling $0 and $7,937,620 as of March 31, 2010 and September 30, 2009, respectively.  The Company’s beneficial conversion liability is carried at fair value totaling $0 and $2,001,143 as of March 31, 2010 and September 30, 2009, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant and option liability and beneficial conversion liability as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions.

	Fair Value as of March 31, 2010 (Unaudited)	Fair Value Measurements at March 31, 2010 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant and option liability	$0		$0
Conversion option liability	0		0
Total accrued derivative liabilities	$0		$0

	Fair Value as of September 30, 2009	Fair Value Measurements at September 30, 2009 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant and option liability	$7,937,620	-	$7,937,620
Conversion option liability	2,001,143		2,001,143
Total accrued derivative liabilities	$9,938,763		$9,938,763

The Company recognized a gain on the fair value of the warrant and option liability of $353,353 and $617,525 for the three months ended March 31, 2010 and 2009, respectively, and $4,359,957 and $3,121,580 for the six months ended March 31, 2010 and 2009, respectively. The Company recognized a gain on the change in fair value of the beneficial conversion liability of $93,595 and $907,549 for the three months ended March 31, 2010 and 2009, respectively, and $959,985 and $4,768,622 for the six months ended March 31, 2010 and 2009, respectively.

As described in Notes 11 and 12, the warrant and option liability and the beneficial conversion liability were both eliminated during the quarter ended March 31, 2010 as the Company increased the numbers of shares of authorized common stock.

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

The Company earned no revenues for the three months ended March 31, 2010 and earned revenues of $1,620,000 for the six months ended March 31, 2010. The Company did not earn revenue for the three or six months ended March 31, 2009.

Research and Development

The cost of research and development is expensed as incurred. Total research and development costs were $7,323 and $178,265 for the three months ended March 31, 2010 and 2009, respectively and $118,266 and $357,229 for the six months ended March 31, 2010 and 2009, respectively.

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

Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic net income or loss per share is computed by dividing the net income or loss available to common stock holders by the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants that are deemed “in the money” are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Also, under this method, convertible notes are treated as if they were converted at the beginning of the period.  The following is a reconciliation of the income (numerator) and number of shares (denominator) used in the basic and diluted earnings per share computations for the six months ended March 31, 2010. There was no difference between the basic and diluted weighted average shares or earnings for any other periods presented.

	For the Six Months Ended March 31, 2010

		Weighted Average
	Income	Number of Shares	Amount per
	(Numerator)	(Denominator)	Share
Basic Earnings Per Share
Income available to common stockholders	$4,337,611	148,682,785	$0.03

Effect of Dilutive Securities
Adjustment - gain on debt conversions and interest, net	125,059	28,324,153

Diluted earnings per share
Adjusted income available to common stockholders	$4,462,670	177,006,938	$0.03

Recently Issued Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Element, a Consensus of the FASB Emerging Issues Task Force, to address concerns relating to the accounting for revenue arrangements that contain tangible products and software. It requires a vendor to use vendor-specific objective evidence of selling price to separate deliverables in a multiple-element arrangement. The update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on January 1, 2011. We are currently evaluating the impact, if any, of adopting the update.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “Fair Value Measurements” ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position or results of operations.

In April 2010, The FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method (Topic 605), to provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The amendments in the update are effective on a prospective basis for milestones achieved for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  The Company is currently assessing the future impact of this new accounting update to its financial statements.

Note 3 – Other Receivable

Other receivables, amounting to $155,000 at both March 31, 2010 and September 30, 2009, represent amounts due from a former officer.

Note 4 – Property and Equipment

Property and equipment consisted of the following at:

	March 31,	September 30,
	2010	2009
Machinery and equipment	$115,010	$271,972
Furniture and fixtures	12,597	41,176
Leasehold improvement	-	1,695
TOTAL PROPERTY AND EQUIPMENT	127,607	314,843
Less accumulated depreciation	(87,197)	(250,640)

NET PROPERTY AND EQUIPMENT	$40,410	$64,203

Depreciation expense for the three months ended March 31, 2010 and 2009 were $5,707 and $7,615, respectively, and for the six months ended March 31, 2010 and 2009 were $12,576 and $15,104, respectively.

Note 5 – Accrued Expenses

Accrued expenses consisted of the following at:
	March 31,	September 30,
	2010	2009

Accrued salaries	$1,841,989	$1,652,174
Advisory board compensation	576,000	576,000
Auto allowance accruals	104,785	104,785
Interest payable	395,067	407,005
Accrued lease liability	171,505	-
Other accruals	216,442	326,142

TOTAL ACCRUED EXPENSES	$3,305,788	$3,066,106

Note 6 – Customer Deposits

In May 2008, the Company received an order for two water filtration systems, which required a deposit. As of December 31, 2009, the Company had completed its design and manufacturing phase for one of the two filtration systems and has recognized the customer deposits into revenue during the three months ended December 31, 2009. No deposits have been received for the second unit as of the filing date. As of March 31, 2010 and September 30, 2009, customer deposits were $0 and $1,620,000, respectively.

Note 7 – Notes Payable – Related Parties

The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes bear interest at rates up to 10% and are due on demand. As of March 31, 2010 and September 30, 2009, notes payable amounted to $107,000. Accrued interest on the notes amounted to $89,388 and $84,016 at March 31, 2010 and September 30, 2009, respectively, and is included in accrued expenses. Interest expense on these notes for the three months ended March 31, 2010 and 2009 amounted to $2,675 and $2,886, respectively. For the six months ended March 31, 2010 and 2009, interest expense amounted to $5,371 and $5,872, respectively.

No demand for payment has been made as of March 31, 2010.

Note 8 – Short-Term Promissory Notes Payable

At September 30, 2009, short term promissory notes payable amounted to $390,000. The notes bear interest at 10% per annum and are unsecured. During the six months ended March 31, 2010, such notes have been reclassified as convertible notes due to amendments made during the period.

Note 9 – Convertible Notes

At March 31, 2010 and September 30, 2009, current convertible notes payable amounted to $2,273,025 and $1,738,194, respectively, net of discounts of $196,950 and $0, respectively. The notes bear interest at 10% - 12% per annum, and are convertible into common stock of the Company at $0.15 - $0.25 per share. The notes are due at various dates through August 31, 2010 and are unsecured.

At March 31, 2010, non -current convertible notes payable amounted to $176,725, net of discounts of $63,275. Such notes bear interest at the rate of 10% per annum, are convertible into common stock of the Company at $0.15 per share, and are due at various dates through July 15, 2011 and are unsecured.

Subsequent to the period ending March 31, 2010 one note holder with a balance of $53,073 noticed the Company of its conversion of the outstanding principal and accrued interest into restricted common stock.

During the six months ended March 31, 2010, the Company issued $400,000 of convertible debentures that included warrants to purchase 2,266,667 shares of common stock at $0.25- $0.30 per share. The Company determined that the fair value of the warrants, using the method described in Note 11, amounted to $391,504 which was recorded as a debt discount. For certain notes, the Company also determined that there was a beneficial conversion feature that should be recognized, and recorded a related debt discount of $55,161 for the six months ended March 31, 2010. The discounts are being amortized over the extended term of the related notes.

During the six months ended March 31, 2010, the Company issued 440,000 shares of common stock valued at $129,800 in connection with the extension of the due dates for short-term promissory notes, and also has agreed to issue an additional 259,144 shares valued at $25,914. Such shares are shown as ‘shares to be issued’ in the accompanying condensed balance sheet. The issued and to be issued shares have been recorded as a debt discount and are being amortized over the extended term of the related notes.

The debt discounts described above are being amortized over the extended term of the related notes.

Note 10 – 10% Subordinated Notes

At both March 31, 2010 and September 30, 2009, subordinated notes amounted to $482,492. Such Subordinated Debentures (which are unsecured) matured on December 31, 2008, and bear interest at the rate of 10% per annum, and are subordinated to certain notes described in Note 9, above.

The Company is seeking to renegotiate the terms of these notes. The Company has not received any demand for payment on these notes.

Note 11 – Warrant and Option Liability

The Company issued warrants as part of debt issuances, stock issuances, and services.  The warrants and options qualify as derivative instruments with the fair value of the warrants and options being $0 and $7,937,620 at March 31, 2010 and September 30, 2009, respectively.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions:

September 30,
2009
Risk free rate of return	0.40% to 2.31%
Volatility	155% to 230%
Dividend yield	0%
Expected Term	1.45 to 4.73 years

During the three months ended March 31, 2010, the Company received shareholder approval to increase the authorized number of commons shares which had the effect of eliminating the derivative liability.

 Note 12 – Beneficial Conversion Features Liability

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

As of September 30, 2009, the Company had $893,571 convertible notes and interest, respectively, which could be converted into 16,527,565 shares of common stock.  The Company determined the fair value of the beneficial conversion option to be $2,001,143 at September 30, 2009, using the Black-Scholes model with the following assumptions:

September 30,
2009
Risk free rate of return	0.14%
Volatility	132%
Dividend yield	0%
Expected Term	0.25 Years

During the three months ended March 31, 2010, the Company received shareholder approval to increase the authorized number of commons shares which had the effect of eliminating the derivative liability.

Note 13 – Income Taxes

Through September 30, 2009, the Company incurred net operating losses for tax purposes of approximately $24,605,000. The net operating loss for federal and state purposes may used to reduce taxable income through the year 2029. For the six months ended March 31, 2010 and 2009, the accompanying Condensed Statements of Income reflect net income that is largely comprised of items that do not represent taxable income. As a result, the provision for income taxes is zero in all periods presented.

Note 14 – Stockholders’ Equity

Common Stock

The Company has 600,000,000 authorized shares of common stock, par value $0.001 per share. In March, 2010, the Company received shareholder approval to increase the number of common shares authorized, from 150,000,000.  As of March 31, 2010 and September 30, 2009, the Company had 149,557,046 and 148,795,946 shares of common stock issued, respectively. As of September 30, 2009, there were 481,900 shares of common stock subject to cancellation.

During the six months ended March 31, 2010, the Company issued 1,243,000 shares of common stock, valued at $129,602 based on closing market prices, for services and for the extension of due dates for debt described in Notes 8 through 10. The Company also agreed to issue 259,144 shares of common stock for extending notes payable, which is shown as 'Shares to be issued' in the accompanying Condensed Balance Sheet as of March 31, 2010.

Stock Options

A summary of the Company’s stock option activities:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	of Options	Price	Value	Life

Outstanding at October 1, 2009	19,301,336	$0.18	$287,356	3.02
Granted	1,600,000	0.15
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at March 31, 2010	20,901,336	$0.17	$-	2.51

Exercisable at March 31, 2010	20,422,106	$0.17	$-	2.48

Options outstanding and exercisable as of March 31, 2010:

		Weighted		Weighted
		Average		Average
		Remaining		Remaining
Exercise	Options	Contractual	Options	Contractual
Price	Outstanding	Life	Exercisable	Life

$0.15	15,967,790	2.58	15,488,580	2.53
$0.25	4,933,526	2.71	4,933,526	2.71
	20,901,316	2.51	20,422,106	2.48

During December 2009 and January 2010, the Company granted a total of 1,600,000 options to its new Chief Executive Officer and Chief Financial Officer in connection with their employment agreements. The options vested immediately upon grant and have a term of five years. The weighted average grant-date fair value of these options was $149,396.   The fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

•	risk free rate of return of 2.35%;
•	volatility of 218 – 219%;
•	dividend yield of 0%; and
•	expected term of 5 years.

Stock Warrants

A summary of the Company’s warrant activities:
		Weighted
		Average	Aggregate
	Number	Exercise	Intrinsic
	of Warrants	Price	Value
Outstanding at October 1, 2009	39,699,099	$0.18	$850,320
Granted	2,266,667	0.20
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of March 31, 2010	41,965,766	$0.20	$-

Exercisable as of March 31, 2010	41,965,766	$0.20	$-

Warrants outstanding and exercisable as of March 31, 2010:

			Weighted
			Average
			Remaining	Weighted Average
Exercise	Warrants	Warrants	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable

$0.10	11,850,000	11,850,000	1.39	$0.10	$0.10
$0.15	2,107,667	2,107,667	4.58	$0.15	$0.15
$0.18	850,000	850,000	2.79	$0.18	$0.18
$0.25	21,029,312	21,029,312	2.88	$0.25	$0.25
$0.30	6,128,787	6,128,787	2.84	$0.30	$0.30

During the six months ended March 31, 2010, the Company completed offerings of $400,000 in principal amount of convertible debentures to a group of institutional and accredited investors.  As part of the above offering, the Company issued warrants to purchase 2,266,667 shares of common stock at exercise prices of $0.15 to $0.25 per share, which expire five years from date of grant.

Note 15 – Commitments

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

On December 22, 2009, the Company vacated the administrative offices and manufacturing facility. No formal agreement has been reached by the Company with the lessor relating to the future aggregate minimum annual lease payments arising from this lease agreement. As of March 31, 2010, the Company has recorded the future minimum rental and common area maintenance charges under the lease agreement totaling $197,455 and is included in the accompanying statement of operations as “loss on lease termination” in the other income (expense) section.

Total rent expense under this operating lease was $30,495 and $29,460 for the three months ended March 31, 2010 and 2009, respectively.

Note 16 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2010, the Company has incurred cumulative losses of $24,552,927 including net income for the six months ended March 31, 2010 of $4,337,611. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including salaries, debt service and normal operating expenses, it plans to sell additional units of its water treatment system, and to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

As mentioned in Notes 7, 8, and 9, the Company has short-term promissory notes, convertible notes, and subordinated debentures that have matured. The Company is in the process of renegotiating the terms of the notes with the note holders to extend the maturity date. If the Company is unsuccessful in extending the maturity date, the Company may not be able to continue as a going concern. The Company is continuing its efforts to obtain customers for its ELIXIR product, expanding its sales efforts worldwide as well as expanding the industries it targets for possible customers. The Company also has future plans for additional products, and revisions to its current products. In support of this the Company plans to hire additional personnel who have the industry experience and the training so that they can be immediately effective in the building of the Company. The Company is also considering alternatives related to its manufacturing capabilities and believes that it can effectively outsource most if not all of its production to contract manufacturers. This would reduce costs and improve the quality of its products. It is also continuing to seek additional investment capital in the form of debt or equity to sustain continued operations, and considering certain changes to its capital structure to become more attractive to potential investors and business partners. Last, to manage these activities the Company has hired new senior management who have the manufacturing, finance and public company experience necessary to manage the Company.

Note 17 – Supplemental Cash Flow Information

Supplemental information of non-cash financing and investing activities:

Accrued interest of $181,782 relating to convertible notes was reclassified to principal pursuant to note amendments during the six months ended March 31, 2010.

During the six months ending March 31, 2010, the Company issued 600,000 shares of common stock, valued at $60,000, to settle an outstanding accounts payable balance of $90,000. As a result, the Company recognized a gain of $30,000 on the settlement.

On October 26, 2009, a short-term promissory note of $50,000 was amended that allowed the note to be convertible into shares of the Company’s common stock at $0.15 per share.

Note 18 – Related Party Transaction

A director of the Company loaned $25,000 to the Company as part of the completion of its 10% Convertible Debentures offering. See Note 9 under "10% Convertible Debentures.”

During December 2009, impaired production machinery and equipment was sold to a director of the Company for $10. Upon the sale of the machinery and equipment, the responsibility of the removal and cost of the removal of the property from the Company’s former operating headquarters rested with the director. The machinery and equipment was removed by the director prior to December 31, 2009.

Note 19 – Subsequent Events

Subsequent to March 31, 2010 the Company entered into a Convertible Promissory Note in the amount of $75,000 which expires on January 28, 2011 and bears an interest rate of 8% per year. The note is convertible into shares of common stock, at the request and discretion of the lender, after a period of 120 days from the date of issuance, at 55% of the average of the 3 lowest closing prices during the 10 trading days prior to the notice of conversion by the noteholder.  The note cannot be prepaid by the borrower prior to its maturity.

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

Overview

Plan of Operation

During the next fiscal year we plan to continue marketing and selling our DAF and ELIXIR water treatment system to potential domestic and international customers. We believe that the operation of the units at Villa Park Dam ("VPD") and Arkansas will position us to aggressively market the Sionix products to oil and gas drillers, mining operators, global disaster and emergency relief organizations, third world countries, domestic public water utilities, private companies requiring water treatment, and other potential customers.  The projects at VPD and Arkansas will serve as a sales tool for possible applications and installations. Once we obtain sufficient financing, we plan to engage in substantial promotional activities in connection with the sales of the Sionix units, including media exposure and access to other public agencies and potential private customers. We have demonstrated the unit at the VPD to numerous prospective clients over several years and are considering different alternative uses for this unit.

We intend to contract with outside manufacturers to begin production of the Sionix products. We anticipate that most of our capital needs will need to be funded by equity financing or debt funding until such time that we have received orders for, and deposits with respect to, our products.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues for the three months ended March 31, 2010 and 2009 were $0 with no new sales during either of these periods.

Our total operating expenses were $511,995 during the three months ended March 31, 2010, an increase of $12,060 or 2.4%, as compared to $499,935 for the three months ended March 31, 2009.  General and administrative expenses were $498,965 during the three months ended March 31, 2010, an increase of $184,910 or 58.9%, as compared to $314,055 for the three months ended March 31, 2009.  The increase in general and administrative expenses was due to increased wage accruals related to new management personnel. Research and development expenses were $7,323 during the three months ended March 31, 2010, a decrease of $170,942 or 95.9%, as compared to $178,265 for the three months ended March 31, 2009.  The substantial decrease is due to the lack of cash available for normal operations. We also incurred interest costs related to our various notes in the amount of $365,587; this is an increase of $301,829 from the prior period when we reported interest costs of $63,758. Our normal operations were severely limited by the lack of available cash.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

Revenues for the six months ended March 31, 2010 and 2009 were $1,620,000 and $0, respectively.  As of March 31, 2010, we completed the delivery of the filtration systems and recognized the contract into revenue during the six months ended March 31, 2010. As of March 31, 2009, revenue from this order had not been recognized because the units were not completed and delivered. Our costs associated with the delivery of this unit were $832,749 for Product Costs, or 51.4% of revenue, and $258,751 or 16.0% of revenue for Warranty costs which included on-site modification and repair of the unit based on the unexpected demanding environment which the unit is being used. We achieved a Gross Profit from normal operations of $528,500 or 32.6% of revenue.

Our total operating expenses were $882,562 during the six months ended March 31, 2010, a decrease of $454,662 or 34.0%, as compared to $1,337,224 for the six months ended March 31, 2009.  General and administrative expenses were $751,720 during the six months ended March 31, 2010, a decrease of $213,171 or 22.1%, as compared to $964,891 for the six months ended March 31, 2009.  The decrease in general and administrative expenses is due to a decrease in officer wages for the comparative periods, and the reduction in rent costs associated with the closure of the Anaheim facility. Research and development expenses were $118,266 during the six months ended March 31, 2010, a decrease of $238,963 or 66.9%, as compared to $357,229 for the six months ended March 31, 2009.  This decrease reflects the completion of the development of the operating unit that was installed in Arkansas, as well as the continued lack of available cash resources for continued development. Overall expenses were down due to limited capital available for spending, and the reduction of overhead costs.

Liquidity and Capital Resources

The Company had cash of $30,799 and $22,982 and at March 31, 2010 and September 30, 2009, respectively. The Company’s source of liquidity has been the sale of its securities and deposits received from orders for one water treatment system. The Company expects to receive additional orders for water treatment systems but if it does not receive additional orders or if these orders do not satisfy its capital needs, the Company expects to sell its securities or obtain loans to meet its capital requirements.  The Company has no binding commitments for financing and, with the exception of the orders it received during the 2008 fiscal year, no additional orders for the sale of water treatment systems.  There can be no assurance that sales of the Company’s securities or of its water treatment systems, if such sales occur, will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. As of March 31, 2010, approximately $3,117,791 in principal and interest of certain promissory notes issued by the Company were due or will be coming due on or before August 31, 2010, which is the latest maturity date of its existing notes.

During the six months ended March 31, 2010, the Company used $392,183 of cash in operating activities. Non-cash adjustments included $12,576 for depreciation, $279,753 for the amortization of beneficial conversion feature and debt discounts, $307,570 for share-based payments to consultants and employees, $11,217 for the impairment of property and equipment, and $197,455 for loss on the termination of a lease. Cash provided by operating activities included $1,069,460 in inventory, $28,708 in other current assets, $23,550 in deposits, $85,850 in accounts payable, and $421,464 in accrued expenses. Cash used in operating activities included $1,620,000 in customer deposits, $30,000 for gain on settlement of debt, $4,359,957 for warrant and option liability, and $959,985 in beneficial conversion liability.

During the six months ended March 31, 2009, the Company used $1,194,429 of cash in operating activities.  Non-cash adjustments included $15,104 for depreciation, $27,094 for the amortization of beneficial conversion feature and debt discounts, $364,993 for share-based payments to consultants and employees, and $16,184 for the loss on settlement of debt. Cash provided by operating activities included $12,230 in other current assets, $92,508 in accounts payable, $200,000 in accrued expenses, and $344,486 in customer deposits. Cash used in operating activities included $608,565 for inventory, $150,400 for deposits, $3,121,580 for warrant and option liability, and $4,768,622 for beneficial conversion feature liability.

Investing Activities

During the six months ended March 31, 2010, the Company acquired property and equipment totaling $0, as compared to $5,546 during the six months ended March 31, 2009.

Financing Activities

Financing activities provided $400,000 to the Company during the six months ended March 31, 2010 and related to proceeds received from convertible debentures.  During the six months ended March 31, 2009, cash of $5,000 was provided by financing activities from the sale of common stock..

As of March 31, 2010, the Company had an accumulated deficit of $24,552,927. Management anticipates that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2010, the Company has incurred cumulative losses of $24,552,927 including net income for the six months ended March 31, 2010 of $4,337,611. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

As mentioned in Notes 7, 8 and 9, the Company has convertible notes and subordinated notes payable that have matured. The Company is in the process of renegotiating the terms of the notes with the note holders to extend the maturity date. If the Company is unsuccessful in extending the maturity date, the Company may not be able to continue as a going concern.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide this disclosure.

ITEM 4(T).  CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

(b) Changes in internal control over financial reporting

During the three months ended March 31, 2010, the Company has not made any changes to internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There have been no material developments during the quarter ended March 31, 2010 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

 ITEM 1A.  RISK FACTORS.

As a smaller reporting company we are not required to provide this information.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended March 31, 2010 we issued 440,000 shares of common stock to various noteholders in return for their agreement to extend the expiration of their notes. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED.

ITEM 5.  OTHER INFORMATION.

(a) None.

(b) There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: May 24, 2010

SIONIX CORPORATION

/s/ David R. Wells
David R. Wells
President, Chief Financial Officer, Secretary/Treasurer, and Principal Financial and Accounting Officer