Form 10-Q
period 2010-06-30
SIONIX CORP
filed 2010-08-23
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:_____________ to ___________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 17, 2010 the number of shares of the registrant’s classes of common stock outstanding was 177,372,055.

PART I, ITEM 1.  FINANCIAL STATEMENTS.

Sionix Corporation
Condensed Balance Sheets
(Unaudited)

	June 30,	September 30,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$3,046	$22,982
Other receivable	205,000	$155,000
Inventory	194,056	1,069,460
Other current assets	60,500	40,698
Total current assets	462,602	1,288,140
Non-current assets:
Property and equipment, net	34,702	64,203
Deposits	2,545	28,495

Total assets	$499,849	$1,380,838

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$556,599	$611,693
Accrued expenses	3,242,192	3,066,106
Customer deposits	-	1,620,000
Liquidated damages liability	78,750	78,750
Notes payable - related parties	107,000	107,000
Short-term promissory notes payable	-	390,000
Convertible notes, net of discount of $78,774 and $0 respectively	2,099,004	1,738,194
10% subordinated convertible notes	482,492	482,492
Warrant and option liability	-	7,937,620
Beneficial conversion liability	-	2,001,143
Shares to be issued	1,219,157	400
Total current liabilities	7,785,194	18,033,398

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2010	-	-
Common stock, $0.001 par value (600,000,000 and 150,000,000 shares authorized at June 30, 2010 and September 30, 2009, respectively; 164,079,129 shares issued and outstanding at June 30, 2010; 148,795,946 shares issued and 148,314,046 shares outstanding at September 30, 2009)	164,079	148,313
Additional paid-in capital	18,745,358	12,089,664
Accumulated deficit	(26,194,782)	(28,890,537)
Total stockholders' deficit	(7,285,345)	(16,652,560)

Total liabilities and stockholders' deficit	$499,849	$1,380,838

The accompanying notes are an integral part of these unaudited condensed financial statements.

Sionix Corporation
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Net revenues	$-	$-	$1,620,000	$-

Cost of sales	-	-	1,091,500	-

Gross profit	-	-	528,500	-

Operating expenses
General and administrative	580,095	179,219	1,273,969	1,006,935
Sales and marketing	80,255	-	138,101	137,177
Research and development	74,662	210,561	192,928	567,790
Depreciation and amortization	5,708	22,300	18,284	37,404
Total operating expenses	740,720	412,080	1,623,282	1,749,306

Loss from operations	(740,720)	(412,080)	(1,094,782)	(1,749,306)

Other income (expense)
Interest income	-	2	-	3,870
Interest expense and financing costs	(290,910)	(63,423)	(740,507)	(221,947)
Gain (loss) on change in fair value of:
Warrant and option liability	-	(4,432,889)	4,359,957	(1,311,309)
Beneficial conversion liability	-	(7,100,677)	959,985	(2,332,055)
Impairment of property and equipment	-	-	(11,217)	-
Gain (loss) on settlement of debt	(608,625)	19,800	(578,625)	3,616
Loss on lease termination	-	-	(197,455)	-
Total other income (expense)	(899,535)	(11,577,187)	3,792,138	(3,857,825)

Income (loss) before income taxes	(1,640,255)	(11,989,267)	2,697,356	(5,607,131)
Income taxes	(1,600)	(4,800)	(1,600)	(4,800)
Net income (loss) available to common shareholders	$(1,641,855)	$(11,994,067)	$2,695,756	$(5,611,931)

Basic income (loss) per share	$(0.01)	$(0.08)	$0.02	$(0.04)
Diluted income (loss) per share	$(0.01)	$(0.08)	$0.01	$(0.04)

Basic weighted average number of shares of common stock outstanding	151,655,634	142,281,820	149,677,378	138,329,293
Diluted weighted average number of shares of common stock outstanding	151,655,634	142,281,820	180,710,139	138,329,293

The accompanying notes are an integral part of these unaudited condensed financial statements.

Sionix Corporation
Statements of Cash Flows
Nine Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities
Net income (loss)	$2,695,756	$(5,611,931)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	18,284	37,404
Amortization of beneficial conversion feature and debt discounts	477,203	2,890
Stock based compensation expense - employee	433,456	187,844
Common stock issued for services	588,732	238,244
(Gain) loss on change in fair value of:
Warrant and option liability	(4,359,957)	1,319,838
Beneficial conversion liability	(959,985)	2,332,055
(Gain) loss on settlement of debt	578,625	(19,800)
Impairment of property and equipment	11,217	-
(Increase) decrease in:
Inventory	875,404	(833,594)
Other current assets	(69,802)	17,730
Deposits	25,950	(131,347)
Increase (decrease) in:
Accounts payable	(55,094)	197,604
Accrued expenses	380,275	451,603
Customer deposits	(1,620,000)	360,000
Net cash used by operating activities	(979,936)	(1,451,460)

Cash flows from investing activities:
Purchase of property and equipment	-	(5,546)
Cash flows from financing activities:
Borrowings	510,000	240,000
Common stock issued for cash	450,000	5,000
Net cash provided by financing activities	960,000	245,000

Net decrease in cash	(19,936)	(1,212,006)
Cash, beginning of period	22,982	1,220,588
Cash, end of period	$3,046	$8,582

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Sionix Corporation
Notes to Unaudited Condensed Financial Statements

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended September, 2009 and 2008.  The interim results for the period ended June 30, 2010 are not necessarily indicative of results for the full fiscal year.

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

Accrued Derivative Liabilities

The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for equity treatment. Prior to the quarter ended June 30, 2010, liability accounting was triggered for the Company as there were insufficient shares to fulfill all potential conversions. The Company determines which instruments or embedded features require liability accounting and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statements of operations as “gain (loss) on change in fair value of warrant and option liability” and “gain (loss) on change in fair value of beneficial conversion liability.”

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

The Company’s warrant and option liability is carried at fair value totaling $0 and $7,937,620 as of June 30, 2010 and September 30, 2009, respectively.  The Company’s beneficial conversion liability is carried at fair value totaling $0 and $2,001,143 as of June 30, 2010 and September 30, 2009, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant and option liability and beneficial conversion liability as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions.

	Fair Value as of June 30, 2010 (Unaudited)	Fair Value Measurements at June 30, 2010 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant and option liability	$0		$0
Conversion option liability	0		0
Total accrued derivative liabilities	$0		$0

	Fair Value as of September 30, 2009	Fair Value Measurements at September 30, 2009 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant and option liability	$7,937,620		$7,937,620
Conversion option liability	2,001,143		2,001,143
Total accrued derivative liabilities	$9,938,763		$9,938,763

The Company recognized a gain (loss) on the fair value of the warrant and option liability of $0 and ($4,432,889) for the three months ended June 30, 2010 and 2009, respectively, and $4,359,957 and ($1,311,309) for the nine months ended June 30, 2010 and 2009, respectively. The Company recognized a gain (loss) on the change in fair value of the beneficial conversion liability of $0 and ($7,100,677) for the three months ended June 30, 2010 and 2009, respectively, and $959,985 and ($2,332,055) for the nine months ended June 30, 2010 and 2009, respectively.

As described in Notes 12 and 13, the warrant and option liability and the beneficial conversion liability were both eliminated in March, 2010 as the Company increased the numbers of shares of authorized common stock.

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

The Company earned no revenues for the three months ended June 30, 2010 and earned revenues of $1,620,000 for the nine months ended June 30, 2010. The Company did not earn revenue for the three or nine months ended June 30, 2009.

Research and Development

The cost of research and development is expensed as incurred. Total research and development costs were $74,662 and $210,561 for the three months ended June 30, 2010 and 2009, respectively and $192,928 and $567,790 for the nine months ended June 30, 2010 and 2009, respectively.

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

Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic net income or loss per share is computed by dividing the net income or loss available to common stock holders by the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants that are deemed “in the money” are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Also, under this method, convertible notes are treated as if they were converted at the beginning of the period.  The following is a reconciliation of the income (numerator) and number of shares (denominator) used in the basic and diluted earnings per share computations for the nine months ended June 30, 2010. There was no difference between the basic and diluted weighted average shares or earnings for any other periods presented.

	For the Nine Months Ended June 30, 2010
	Income (Numerator)	Weighted Average Number of Shares (Denominator)	Amount per Share
Basic Earnings Per Share
Income available to common stockholders	$2,695,756	149,677,378	$0.02
Effect of Dilutive Securities
Stock options	-	632,193
Warrants	-	864,793
Convertible debt	684,370	29,535,774
Diluted earnings per share
Adjusted income available to common stockholders	$3,380,126	180,710,139	$0.02

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

Note 3 – Other Receivables.

Other receivables consisted of the following at:

	June 30,	September 30,
	2010	2009

Amounts due from former officer	$155,000	$155,000
Amount due from escrow	50,000	-

	$205,000	$155,000

Note 4 – Property and Equipment

Property and equipment consisted of the following at:

	June 30,	September 30,
	2010	2009

Machinery and equipment	$115,010	$271,972
Furniture and fixtures	12,597	41,176
Leasehold improvements	-	1,695
Total property and equipment at cost	127,607	314,843
Less accumulated depreciation	(92,905)	(250,640)

Property and equipment, net	$34,702	$64,203

Depreciation expense for the three months ended June 30, 2010 and 2009 was $5,708 and $22,300, respectively, and for the nine months ended June 30, 2010 and 2009 was $18,284 and $37,404, respectively.

Note 5 – Accrued Expenses

Accrued expenses consisted of the following at:

	June 30,	September 30,
	2010	2009

Accrued salaries	$1,730,461	$1,652,174
Advisory board compensation	576,000	576,000
Auto allowance accruals	104,785	104,785
Interest payable	442,999	407,005
Accrued lease liability	171,505	-
Other accrued expenses	216,442	326,142

Total accrued expenses	$3,242,192	$3,066,106

During the nine months ended June 30, 2010, common stock valued at $53,802 was issued in settlement of certain accrued salaries, and $45,528 of accrued interest was included in the conversion of notes payable into common stock described in Note 11.

Note 6 – Customer Deposits

In May 2008, the Company received an order for two water filtration systems, which required a deposit. As of December 31, 2009, the Company had completed its design and manufacturing phase for one of the two filtration systems and recognized the customer deposits into revenue during the three months ended December 31, 2009. No deposits have been received for the second unit as of the filing date. As of June 30, 2010 and September 30, 2009, customer deposits were $0 and $1,620,000, respectively.

Note 7 – Notes Payable – Related Parties

The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes bear interest at rates up to 10% and are due on demand. As of both June 30, 2010 and September 30, 2009, such notes payable amounted to $107,000. Accrued interest on the notes amounted to $91,905 and $84,016 at June 30, 2010 and September 30, 2009, respectively, and is included in accrued expenses. Interest expense on these notes for the three months ended June 30, 2010 and 2009 amounted to $2,517 and $2,954, respectively. For the nine months ended June 30, 2010 and 2009, interest expense amounted to $7,888 and $9,647, respectively.

No demand for payment has been made as of June 30, 2010.

Note 8 – Short-Term Promissory Notes Payable

At September 30, 2009, short term promissory notes payable amounted to $390,000. The notes bear interest at 10% per annum and are unsecured. During the nine months ended June 30, 2010, such notes have been reclassified as convertible notes due to amendments made during the period.

Note 9 – Convertible Notes

At June 30, 2010 and September 30, 2009, convertible notes payable amounted to $2,099,004 and $1,738,194, respectively, net of discounts of $78,774 and $0, respectively. The notes bear interest at 10% - 12% per annum, and are convertible into common stock of the Company at $0.15 - $0.25 per share. The notes are due at various dates through July, 2011 and are unsecured.

During the nine months ended June 30, 2010, the Company issued $400,000 of convertible debentures that included warrants to purchase 2,266,667 shares of common stock at $0.25- $0.30 per share. The Company determined that the fair value of the warrants, using the method described in Note 12, amounted to $391,504 which was recorded as a debt discount. For certain notes, the Company also determined that there was a beneficial conversion feature that should be recognized, and recorded a related debt discount of $55,161 for the nine months ended June 30, 2010. The discounts are being amortized over the extended terms of the related notes.

During the nine months ended June 30, 2010, the Company issued 798,680 shares of common stock valued at $163,668 in connection with the extension of the due dates for short-term promissory notes. Such shares have been recorded as a debt discount and are being amortized over the extended terms of the related notes.

As more fully described in Note 11, convertible note-holders owed $687,725 (including interest) accepted the Company’s offer to convert their debt into 10,913,418 shares of common stock during the three months ended June 30, 2010.

Note 10 – 10% Subordinated Notes

At both June 30, 2010 and September 30, 2009, subordinated notes amounted to $482,492. Such Subordinated Debentures (which are unsecured) matured on December 31, 2008, bear interest at the rate of 10% per annum, and are subordinated to certain notes described in Note 9, above.

The Company is seeking to renegotiate the terms of these notes. The Company has not received any demand for payment on these notes.

Note 11 – Note Conversions

During the nine months ended June 30, 2010, the Company issued 360,013 shares of common stock for conversion of debt in the amount of $54,518 (including interest).

During the three months ended June 30, 2010, the Company extended an offer to substantially all of its note-holders to convert their outstanding notes, plus accrued interest, into common stock of the Company at a conversion price of $0.06 per share. As of June 30, 2010, note-holders with outstanding debt of $633,205 (including interest) have agreed to the conversion, which would result in the issuance of 10,553,405 shares of common stock. Such shares are classified as ‘shares to be issued’ in the accompanying condensed balance sheet. In connection with the conversion of such debt, the Company recognized a loss of $585,504.

Note 12 – Warrant and Option Liability

The Company issued warrants as part of debt issuances, stock issuances, and services.  The warrants and options qualify as derivative instruments with the fair value of the warrants and options being $0 and $7,937,620 at June 30, 2010 and September 30, 2009, respectively.  The fair value was determined using the Black-Scholes option pricing model under the following assumptions:

September 30,
2009

Risk free rate of return	0.40% to 2.31%
Volatility	155% to 230%
Dividend yield	0%
Expected Term	1.45 to 4.73 years

In March, 2010, the Company received shareholder approval to increase the authorized number of commons shares which had the effect of eliminating the derivative liability.

 Note 13 – Beneficial Conversion Features Liability

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

As of September 30, 2009, the Company had $893,571 of convertible notes (including interest) which could be converted into 16,527,565 shares of common stock.  The Company determined the fair value of the beneficial conversion option to be $2,001,143 at September 30, 2009, using the Black-Scholes model with the following assumptions:

September 30,
2009
Risk free rate of return	0.14%
Volatility	132%
Dividend yield	0%
Expected Term	0.25 Years

In March, 2010, the Company received shareholder approval to increase the authorized number of commons shares which had the effect of eliminating the derivative liability.

Note 14 – Income Taxes

Through September 30, 2009, the Company incurred net operating losses for tax purposes of approximately $24,605,000. The net operating loss for federal and state purposes may used to reduce taxable income through the year 2029. For the nine months ended June 30, 2010, the accompanying Condensed Statements of Income reflect net income that is largely comprised of items that do not represent taxable income. For the nine months ended June 30, 2009, the provision for income taxes represent minimum franchise taxes.

Note 15 – Stockholders’ Equity

Common Stock

The Company has 600,000,000 authorized shares of common stock, par value $0.001 per share. In March, 2010, the Company received shareholder approval to increase the number of common shares authorized, from 150,000,000.  As of June 30, 2010 and September 30, 2009, the Company had 164,079,129 and 148,795,946 shares of common stock issued, respectively. As of September 30, 2009, there were 481,900 shares of common stock subject to cancellation.

During the nine months ended June 30, 2010, the Company issued 6,813,057 shares of common stock (valued at $1,114,712 based on closing market prices), for services and for the extension of due dates for debt described in Notes 8 through 10. The Company also issued 360,013 shares of common stock for conversion of debt in the amount of $54,518 (including interest) and agreed to issue 10,456,242 shares of common stock for the conversion of notes payable as described in Note 11, which is shown as ‘shares to be issued’ in the accompanying Condensed Balance Sheet as of June 30, 2010.

During the nine months ended June 30, 2010, the Company issued 8,333,333 shares of common stock together with warrants to purchase 8,333,333 shares of common stock, for gross proceeds of $500,000 ($0.06 per share). The Company paid finders’ fees of $50,000 in connection with this investment. The warrants issued are exercisable at $0.17 per share and expire five years from the date of issuance.

Stock Options

A summary of the Company’s stock option activity:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	of Options	Price	Value	Life

Outstanding at October 1, 2009	19,301,336	$0.18	$287,356	3.02
Granted	4,400,000	0.09
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at June 30, 2010	23,701,336	$0.16	$58,000	2.73

Exercisable at June 30, 2010	23,701,316	$0.16	$58,000	2.73

Options outstanding and exercisable as of June 30, 2010:

		Weighted		Weighted
		Average		Average
		Remaining		Remaining
Exercise	Options	Contractual	Options	Contractual
Price	Outstanding	Life	Exercisable	Life
$0.06	2,900,000	4.63	2,900,000	4.63
$0.15	15,867,790	2.10	15,867,790	2.47
$0.25	4,933,526	2.46	4,933,526	2.46
	23,701,316	2.73	23,701,316	2.73

During the nine months ended June 30, 2010, the Company granted a total of 4,400,000 options to certain officer and directors. The options vested immediately upon grant and have a term of five years. The weighted average grant-date fair value of these options was $384,369.   The fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

•	risk free rate of return of 2.09 – 2.59%;
•	volatility of 211 – 219%;
•	dividend yield of 0%; and
•	expected term of 5 years.

During the three months ended June 30, 2010, the Company amended the terms of 2,400,000 options granted to its Chief Executive Officer and Chief Financial Officer. Such options had an original exercise price of $0.15 per share, and were re-priced to $0.06 per share. The Company compared the fair value of the options immediately before and immediately after the amendment, and determined that the excess fair value of $2,116 should be recorded as compensation expense.

Stock Warrants

A summary of the Company’s warrant activity:

		Weighted
		Average	Aggregate
	Number	Exercise	Intrinsic
	of Warrants	Price	Value
Outstanding at October 1, 2009	39,699,099	$0.18	$850,320
Granted	10,600,000	0.17
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of June 30, 2010	50,299,099	$0.20	$-

Exercisable as of June 30, 2010	50,299,099	$0.20	$-

Warrants outstanding and exercisable as of June 30, 2010:

			Weighted
			Average
			Remaining	Weighted Average
Exercise	Warrants	Warrants	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable

$0.10	11,850,000	11,850,000	1.14	$0.10	$0.10
$0.15	2,107,667	2,107,667	4.33	$0.15	$0.15
$0.17	8,333,333	8,333,333	4.88	$0.17	$0.17
$0.18	850,000	850,000	2.54	$0.18	$0.18
$0.25	21,029,312	21,029,312	2.63	$0.25	$0.25
$0.30	6,128,787	6,128,787	2.59	$0.30	$0.30

During the nine months ended June 30, 2010, the Company completed offerings of $400,000 in principal amount of convertible debentures to a group of institutional and accredited investors.  As part of the above offering, the Company issued warrants to purchase 2,266,667 shares of common stock at exercise prices of $0.15 to $0.25 per share, which expire five years from date of grant. As described above, the Company also issued warrants to purchase 8,333,333 shares of common stock at an exercise price of $0.17 per share in connection with equity financing.

Note 16 – Commitments

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

On December 22, 2009, the Company vacated the administrative offices and manufacturing facility. No formal agreement has been reached by the Company with the lessor relating to the future aggregate minimum annual lease payments arising from this lease agreement. As of June 30, 2010, the Company has recorded the future minimum rental and common area maintenance charges under the lease agreement totaling $197,455 and is included in the accompanying statement of operations as “loss on lease termination” in the other income (expense) section.

Total rent expense under this operating lease was $0 and $29,640 for the three months ended June 30, 2010 and 2009, respectively. For the nine months ended June 30, 2010 and 2009, rent expense under this operating lease amounted to $30,495 and $87,210, respectively.

Note 17 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2010, the Company has incurred cumulative losses of $26,194,782 including net income for the nine months ended June 30, 2010 of $2,695,756. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including salaries, debt service and normal operating expenses, it plans to sell additional units of its water treatment system, and to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

As mentioned in Notes 7, 8, and 9, the Company has short-term promissory notes, convertible notes, and subordinated debentures that have matured. The Company is in the process of renegotiating the terms of the notes with the note holders to extend the maturity date. If the Company is unsuccessful in extending the maturity date, the Company may not be able to continue as a going concern. The Company is continuing its efforts to obtain customers for its products, expanding its sales efforts worldwide as well as expanding the industries it targets for possible customers. The Company also has future plans for additional products, and revisions to its current products. In support of this the Company plans to hire additional personnel who have the industry experience and the training so that they can be immediately effective in the building of the Company. The Company has also made changes to its manufacturing capabilities and believes that it can effectively outsource most if not all of its engineering, design, production and service to contract manufacturers and other professional firms. This would reduce costs and improve the quality of its products. It is also continuing to seek additional investment capital in the form of debt or equity to sustain continued operations, and considering certain changes to its capital structure to become more attractive to potential investors and business partners. Last, to manage these activities the Company has hired new senior management who have the manufacturing, finance and public company experience necessary to manage the Company.

NOTE 18 – Supplemental Cash Flow Information

Supplemental information of non-cash financing and investing activities:

Accrued interest of $181,782 relating to convertible notes was reclassified to principal pursuant to note amendments during the nine months ended June 30, 2010.

During the nine months ended June 30, 2010, the Company issued 600,000 shares of common stock, valued at $60,000, to settle an outstanding accounts payable balance of $90,000. As a result, the Company recognized a gain of $30,000 on the settlement.

During the nine months ended June 30, 2010, the Company issued 360,013 shares of common stock for conversion of debt in the amount of $54,518 (including interest). In addition, the Company agreed to issue 10,553,405 shares of common stock for conversion of debt in the amount of $633,205 (including interest).

In October, 2009, a short-term promissory note of $50,000 was amended that allowed the note to be convertible into shares of the Company’s common stock at $0.15 per share.

Note 19 – Related Party Transaction

A director of the Company loaned $25,000 to the Company as part of the completion of its 10% Convertible Debentures offering. See Note 9 under "10% Convertible Debentures.”

During December 2009, impaired, production machinery and equipment was sold to a director of the Company for $10. Upon the sale of the machinery and equipment, the responsibility of the removal and cost of the removal of the property from the Company’s former operating headquarters rested with the director. The machinery and equipment was removed by the director prior to December 31, 2009.

Note 20 – Subsequent Events

Sale of Common Stock

Subsequent to June 30, 2010 the Company entered into a financing with nine (9) investors for the purchase and sale of an aggregate of 6,833,331 units at a purchase price of $0.06 per unit for a total financing of $410,000 (the “Financing”).  The Financing closing took place on August 4, 2010, with the nine (9) investors for the purchase and sale of 6,833,331 units at a price of $0.06 per unit.  Each unit consisted of one (1) restricted share of common stock of the Company and a warrant to purchase the number of shares of Common Stock equal to the number of units purchased by the investor multiplied by fifty percent (50%), for a total of 3,416,664 shares available for purchase through the warrants. The warrants are valid for a period of 5 years from the respective closing date and are exercisable at a price of $0.17 per share.  The investors are accredited investors with no relationship to the Company other than as an investor in the Financing.

The Company paid a commission related to the Financing consisting of (a) a cash payment of $42,500, and (b) a five-year warrant to purchase up to 708,333 shares of the Company’s common stock at an exercise price of $0.17 per share.

The issuance of the restricted shares of the Company’s common stock to the nine (9) investors in the Financing, and the issuance of the warrants in connection therewith to the investors and the broker, were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder, as a transaction by an issuer not involving a public offering.

MWTS Purchase Agreement

Subsequent to June 30, 2010 the Company entered into a Purchase Agreement (“System Purchase Agreement”) with Wenning Poultry, Inc. (“Wenning”) for the sale and installation of a Sionix Mobile Water Treatment System (the “MWTS”).  The Company previously signed a non-binding letter of intent on May 22, 2010 with Wenning which contemplated, among other things, sale of an MWTS to Wenning. The total purchase price for the sale and installation of the MWTS is $1,453,500, payable in four installments based on a schedule, the last of which is due upon completion of installation and acceptance of the product.  The first installment of $300,000 has been received by the Company.

Settlement of an Obligation

Subsequent to June 30, 2010, Ascendiant Capital Group, LLC (the “Claim Holder”) sued the Company in Orange County Superior Court (the “Litigation”) for failure to repay approximately $520,000 in debt owed by the Company to the Claim Holder. On August 9, 2010, the Litigation was moved to Los Angeles County Superior Court.  This debt was incurred by the Company in the ordinary course of its business and was subsequently acquired from the original creditors by the Claim Holder.  On August 18, 2010, the Company and the Claim Holder entered into a Settlement Agreement pursuant to which the Company agreed to issue 4,000,000 shares of its common stock to the Claim Holder in exchange for extinguishment of the claims against the Company and dismissal of the Litigation. On August 20, 2010, the presiding judge in the Litigation entered an Order Approving Settlement of Claim (the “Order”), pursuant to which the Settlement Agreement became binding on the Company and the Claim Holder, and, on August 23, 2010, the Settlement Shares were issued to the Claim Holder.

The terms and conditions of the issuance of the Settlement Shares were approved, after a hearing upon the fairness of such terms and conditions at which the Claim Holder had the right to appear.  The issuance of the Settlement Shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(10) of such Act.

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

Overview

Plan of Operation

During the next fiscal year we plan to continue marketing and selling our DAF-based water treatment system to potential domestic and international customers. We believe that the operation of the units at Villa Park Dam ("VPD") and Arkansas, and our newest customer once completed and installed, will position us to aggressively market the Sionix products to oil and gas drillers, mining operators, global disaster and emergency relief organizations, third world countries, domestic public water utilities, private companies requiring water treatment, and other potential customers.  The projects at VPD and Arkansas will serve as a sales tool for possible applications and installations. Once we obtain sufficient financing, we plan to engage in substantial promotional activities in connection with the sales of the Sionix units, including media exposure and access to other public agencies and potential private customers. We have demonstrated the unit at the VPD to numerous prospective clients over several years and are considering different alternative uses for this unit.

We have contracted with outside manufacturers to begin production of the Sionix products. We anticipate that most of our capital needs will need to be funded by equity financing or debt funding until such time that we have received orders for, and deposits with respect to, our products.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues for the three months ended June 30, 2010 and 2009 were $0 with no new sales during either of these periods.

Our total operating expenses were $742,320 during the three months ended June 30, 2010, an increase of $330,240 or 80%, as compared to $412,080 for the three months ended June 30, 2009.  General and administrative expenses were $580,095 during the three months ended June 30, 2010, an increase of $400,876 or 224%, as compared to $179,219 for the three months ended June 30, 2009.  The increase in general and administrative expenses was due to increased wage accruals and stock-related compensation related to new management personnel. Sales and marketing expenses of $80,255 for the three months ended June 30, 2010 (compared to zero for the prior period) are related to payment to certain vendors for sales support, as well as travel and related expenses. Research and development expenses were $74,662 during the three months ended June 30, 2010, a decrease of $135,899 or 64.5%, as compared to $210,561 for the three months ended June 30, 2009.  The substantial decrease is due to the lack of cash available for normal operations. We also incurred interest costs related to our various notes in the amount of $290,910; this is an increase of $227,487 from the prior period when we reported interest costs of $63,423. Our normal operations were severely limited by the lack of available cash.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

Revenues for the nine months ended June 30, 2010 and 2009 were $1,620,000 and $0, respectively.  As of June 30, 2010, we completed the delivery of the filtration systems and recognized the contract into revenue during the nine months ended June 30, 2010. As of June 30, 2009, revenue from this order had not been recognized because the units were not completed and delivered. Our costs associated with the delivery of this unit were $832,749 for Product Costs, or 51.4% of revenue, and $258,751 or 16.0% of revenue for Warranty costs which included on-site modification and repair of the unit based on the unexpected demanding environment which the unit is being used. We achieved a Gross Profit from normal operations of $528,500 or 32.6% of revenue.

Our total operating expenses were $1,624,882 during the nine months ended June 30, 2010, a decrease of $124,424 or 7.0%, as compared to $1,749,306 for the nine months ended June 30, 2009.  General and administrative expenses were $1,273,969 during the nine months ended June 30, 2010, an increase of $267,034 or 26.5%, as compared to $1,006,935 for the nine months ended June 30, 2009.  The increase in general and administrative expenses was due to increased wage accruals and stock-related compensation related to new management personnel, offset by the reduction in rent costs associated with the closure of the Anaheim facility. Sales and marketing expenses of $138,101 represent no change from the prior period costs of $137,177, and  are related to payment to certain vendors for sales support, as well as travel and related expenses. Research and development expenses were $192,928 during the nine months ended June 30, 2010, a decrease of $374,862 or 66.0%, as compared to $567,790 for the nine months ended June 30, 2009.  This decrease reflects the completion of the development of the operating unit that was installed in Arkansas, as well as the continued lack of available cash resources for continued development. Overall expenses were down due to limited capital available for spending, and the reduction of overhead costs.

Liquidity and Capital Resources

The Company had cash of $3,046 and $22,982 and at June 30, 2010 and September 30, 2009, respectively. The Company’s source of liquidity has been the sale of its securities and deposits received from orders for one water treatment system. The Company has received an order for a new unit, and expects to receive additional orders for water treatment systems. If it does not receive additional orders or if these orders do not satisfy its capital needs, the Company expects to sell its securities or obtain loans to meet its capital requirements.  The Company has no binding commitments for financing and, with the exception of the order it received subsequent to June 30, 2010, no additional orders for the sale of water treatment systems currently exist.  There can be no assurance that sales of the Company’s securities or of its water treatment systems, if such sales occur, will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. As of June 30, 2010, approximately $3,210,269 in principal and interest of certain promissory notes issued by the Company were due or will be coming due on or before August 31, 2010, which is the latest maturity date of its existing notes.

During the nine months ended June 30, 2010, the Company used $979,936 of cash in operating activities. Non-cash adjustments included $18,284 for depreciation, $461,203 for the amortization of beneficial conversion feature and debt discounts, $1,038,188 for share-based payments to consultants and employees, $11,217 for the impairment of property and equipment, $578,625 loss on settlement of debt, and $197,455 for loss on the termination of a lease. Cash provided by operating activities included $875,404 in inventory, $25,950 in deposits, and $380,275 in accrued expenses. Cash used in operating activities included $1,620,000 in customer deposits, $69,802 in other current assets, $55,094 in accounts payable, $4,359,957 for warrant and option liability, and $959,985 in beneficial conversion liability.

During the nine months ended June 30, 2009, the Company used $1,451,460 of cash in operating activities.  Non-cash adjustments included $37,404 for depreciation, $2,890 for the amortization of beneficial conversion feature and debt discounts, and $426,088 for share-based payments to consultants and employees. Cash provided by operating activities included $1,319,838 for warrant and option liability, $2,332,055 for beneficial conversion liability, $17,730 in other current assets, $197,604 in accounts payable, $451,603 in accrued expenses, and $360,000 in customer deposits. Cash used in operating activities included $833,594 for inventory, $131,347 for deposits, and $19,800 for gain on settlement of debt.

Investing Activities

During the nine months ended June 30, 2010, the Company acquired property and equipment totaling $0, as compared to $5,546 during the nine months ended June 30, 2009.

Financing Activities

Financing activities provided $510,000 to the Company during the nine months ended June 30, 2010 and related to proceeds received from convertible debentures and $450,000 net proceeds from the sale of common stock.  During the nine months ended June 30, 2009, cash of $5,000 was provided by financing activities from the sale of common stock and $240,000 was received from short-term promissory notes.

As of June 30, 2010, the Company had an accumulated deficit of $26,194,782. Management anticipates that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

Material Trends, Events or Uncertainties

The Company is not certain how the current economic downturn may affect its business.  Because of the global recession, government agencies and private industry may not have the funds to purchase its water treatment systems.  It may also be more difficult for the Company to raise capital in the current economic environment. Other than as discussed herein, the Company does not know of any material trends, events or uncertainties that may impact its operations in the future.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2010, the Company has incurred cumulative losses of $26,194,782 including net income for the nine months ended June 30, 2010 of $2,695,756. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

As mentioned in Notes 7, 8 and 9, the Company has convertible notes and subordinated notes payable that have matured. The Company is in the process of renegotiating the terms of the notes with the note holders to extend the maturity date or to convert these notes into common stock. If the Company is unsuccessful in extending the maturity date, the Company may not be able to continue as a going concern.

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

PART I, ITEM 4.  CONTROLS AND PROCEDURES.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a deficiency, (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of deficiencies,in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has identified the following three material weaknesses in our disclosure controls and procedures:

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

(b) Changes in internal control over financial reporting

During the three months ended June 30, 2010, the Company has not made any changes to internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II, ITEM 1.  LEGAL PROCEEDINGS.

Subsequent to June 30, 2010, Ascendiant Capital Group, LLC (the “Claim Holder”) sued the Company in Orange County Superior Court (the “Litigation”) for failure to repay approximately $520,000 in debt owed by the Company to the Claim Holder. On August 9, 2010, the Litigation was moved to Los Angeles County Superior Court.  This debt was incurred by the Company in the ordinary course of its business and was subsequently acquired from the original creditors by the Claim Holder.  On August 18, 2010, the Company and the Claim Holder entered into a Settlement Agreement pursuant to which the Company agreed to issue 4,000,000 shares of its common stock to the Claim Holder in exchange for extinguishment of the claims against the Company and dismissal of the Litigation. On August 20, 2010, the presiding judge in the Litigation entered an Order Approving Settlement of Claim (the “Order”), pursuant to which the Settlement Agreement became binding on the Company and the Claim Holder, and, on August 23, 2010, the Settlement Shares were issued to the Claim Holder.

The terms and conditions of the issuance of the Settlement Shares were approved, after a hearing upon the fairness of such terms and conditions at which the Claim Holder had the right to appear.  The issuance of the Settlement Shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(10) of such Act.

 PART II, ITEM 1A.  RISK FACTORS.

As a smaller reporting company we are not required to provide this information.

PART II, ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended June 30, 2010, we:

•
Issued 798,680 shares of common stock to various noteholders in return for their agreement to extend the expiration of their notes. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

•
Issued 360,013 shares of common stock for conversion of debt in the amount of $54,518 (including interest). We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

•
Issued 8,333,333 shares of common stock together with warrants to purchase 8,333,333 shares of common stock, for gross proceeds of $500,000 ($0.06 per share). We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

PART II, ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

PART II, ITEM 4.  RESERVED.

PART II, ITEM 5.  OTHER INFORMATION.

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

SIONIX CORPORATION

Date: August 23, 2010	By:	/s/ David R. Wells
David R. Wells
President, Chief Financial Officer, Secretary/Treasurer, and Principal Financial and Accounting Officer