Form 10-K
period 2010-09-30
SIONIX CORP
filed 2011-01-07
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of March 31, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was $13,460,134.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of December 17, 2010 was 231,664,892.

DOCUMENTS INCORPORATED BY REFERENCE

None

Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements”.  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry.  Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “may,” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Annual Report titled “Risk Factors” as well as the following:

•	The current economic crisis in the United States, which may reduce the funds available to businesses and government entities to purchase our system;

•	whether we will be able to raise capital as and when we need it;

•	whether our water purification system will generate significant sales;

•	our overall ability to successfully compete in our market and our industry;

•	unanticipated increases in development, production or marketing expenses related to our product and our business activities; and

•	other factors, some of which will be outside our control.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We design, develop, market and sell turnkey stand-alone water management and treatment systems intended for use in several industries including oil & gas mining, agriculture, commercial, municipalities (both potable and wastewater), industry (both make-up water and wastewater), energy production and emergency response.  We were initially incorporated in Utah in 1996 and reincorporated in Nevada in 2003.  As of December 17, 2010 our executive offices are located at 2801 Ocean Park Blvd., Suite 339, Santa Monica, California 90405.  Our telephone number is (847) 235-4566, and our website is www.sionix.com.

The Water Recycling and Reuse Industry

Background
The water recycling and reuse industry is highly fragmented, consisting of many companies involved in various capacities, including companies that design fully integrated systems for processing millions of gallons of water for municipal, industrial, and commercial applications.  Demand for water treatment and purification has continued to grow due to economic expansion, population growth, scarcity of usable water, concerns about water quality and regulatory requirements.  Drinking water, regardless of its source, may contain impurities that can affect the health of consumers.  Although municipal agencies and water utilities in the United States are required to provide drinking water that complies with the U.S. Safe Water Drinking Act (“SWDA”), the water supplied to homes and businesses from municipalities and utilities may contain high levels of bacteria, toxins, parasites and human and animal-health pharmaceuticals, as well as high levels of chlorine used to eliminate contaminants.  The quality of drinking water outside the United States and other industrialized countries is generally much worse, with high levels of contaminants and often only rudimentary purification systems.  In the industrialized world, water quality is often compromised by pollution, aging municipal water systems, and contaminated wells and surface water.  In addition, the specter of terrorism directed at intentional contamination of water supplies has heightened awareness of the importance of reliable and secure water purification.  The importance of effective water treatment is also critical from an economic standpoint, as health concerns and impure water can impair consumer confidence in food products.  Discharge of impaired waters to the environment can further degrade the earth's water and violate environmental laws, with the possibility of significant fines and penalties from regulatory agencies.

Water is this planet's next gravest environmental crisis - it's a natural resource that has a limited supply and no true substitute that is complicated by a growing world population notated by 3rd world urbanization.  By 2020, it has been predicted that 45 countries will be without water - the western half of our own country could be severely water challenged - wars could be fought over access to water.  A recent report from the United Nations estimates that about 1.1 billion people worldwide do not have access to fresh drinking water and 2.6 billion do not have adequate sanitation systems.  75% of the earth's communicable diseases are water borne.  Less than 3% of the earth's water is available for human use, with less than 10% of that available for human consumption.  The paucity of water resources is directly linked to the paucity of water management which has exacerbated the looming crisis.

Commercial, industrial and agricultural uses far overshadow human consumption of water and existing water management resources, combined with regulatory inaction, have failed to provide the leadership and guidance to mandate recycling and reuse of these precious water resources.  In the central valley of California alone, over 4 billion gallons per day of irrigation runoff contaminated with toxic agricultural chemicals have irretrievably contaminated 500,000 acres of tillable land, and until a concerted private/public effort is expended, the contaminated acreage will continue to expand.

On the potable water side of the equation, there are over 200,000 public rural water districts in the United States.  The great majority of these are considered small to medium-sized public water systems, which support populations of fewer than 10,000 people.  A substantial portion of these are in violation of the SWDA at any given time.  This problem is expected to worsen as more stringent EPA rules are implemented for small public water systems.  Substantial expenditures will be needed in coming years for repair, rehabilitation, operation, and maintenance of the water and wastewater treatment infrastructure.  We believe that water districts using conventional treatment methods will be unable to comply with the SWDA without massive installations of on-site chemical filter aids and disinfection equipment.

Equally important is the development of de-salination as a method of producing potable water.  Already the Caribbean and Middle-eastern markets depend on de-salination for a large portion of their drinking water.  Industry expectations that this sector of the water treatment industry will experience significant growth during the forthcoming decades as normal sources of fresh water continue to be stressed by unregulated industrial, commercial and agricultural uses.

The market for the treatment and purification of drinking water and the treatment, recycling and reuse of wastewater has shown significant growth as world demand for water of specified quality continues to increase and as regulations limiting waste discharges to the environment continue to mount.

Current Solutions
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

In recent years, there have been several serious public health emergencies caused by microbes breaking through the filtration barrier in treatment facilities.  When ingested, they can cause diarrhea, flu-like symptoms and dehydration.  In persons with immune system impairment, the illness can be life-threatening.  In 1993, over 400,000 people in Milwaukee, Wisconsin became ill and approximately 100 people died during a failure in the drinking water filtration system.

Most surface water bodies in the United States, many of which supply drinking water, are contaminated with these organisms.  They are extremely resistant to disinfection, and increasing disinfectant levels in the attempt to kill them creates a new set of problems.  Disinfectants such as chlorine can react with organic matter in the water to form new chemicals known as “disinfection byproducts”.  These byproducts, of which trihalomethanes (THM) are the most common, are thought to be health-threatening and possibly cancer-causing.  The SWDA regulations address minimum acceptable levels of these byproducts, including THMs.  Therefore, physical removal of the organisms from the water is vitally important to their control.

The challenge of removing organic matter from water has been at the crux of water treatment since antiquity.  Organic matter causes water to be cloudy, or turbid.  High levels of turbidity can indicate the presence of pathogens and signal that the filtration process is not working effectively.  The presence of high levels of organic matter makes disinfection more difficult and clogs filter media, causing long back-flush cycles, which in turn increases the volume of back-flush waste-water.  In a typical treatment plant, this back-flush water can account for up to 20 percent of the raw water volume flowing through the facility.  In the case of de-salination, organic matter are the primary cause of system failures resulting from fouling of delicate filtration membranes that require frequent replacement and maintenance.

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

Products and Technology

Sionix Strategy
Sionix business is to develop advanced water treatment technology for public and private recycling and reuse, wastewater treatment systems, as well as industrial and agricultural systems, in order to address these issues.  We have initially targeted (1) small to medium public and private water districts that provide communities with drinking water or sewage treatment service and (2) water reclamation systems of commercial-industrial clients that create and dispose of contaminated wastewater.

Dissolved Air Floatation
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

Sionix and Dissolved Air Floatation
The dissolved air flotation system Sionix developed, which employs patented technology, removes more than 99.95+ percent of the organic particles in water, and provides a barrier against microbial contaminants such as cryptosporidium and giardia lamblia.  Each Mobile Water Treatment System (“MWTS”) is a self-contained water treatment system or pre-treatment process using ordinary air, with minimal chemical flocculent aids.  The Company’s goal is to provide effective, practical and economic solutions to problems caused by pollution and toxic chemicals that seriously threaten public health and the environment.  Sionix systems significantly reduce the risk of bacterial or parasitic contamination, particularly cryptosporidium, giardia, and e-coli, with minimal disinfectant by-products.  The MWTS are designed for quick installation, easy access for simple maintenance and are cost-effective for even the smallest water utilities or commercial applications.  This technology is designed to promote water recycling, provide a functional bridge between environmental and energy sectors, support public water treatment plants, sewage treatment plants (both animal and human), water reclamation facilities, and emergency water systems for floods, earthquakes and other natural disasters.  The MWTS occupies a small footprint, is modular, self-contained and portable.

Our MWTS utilizes and refines DAF technology to provide a pre-treatment process using ordinary oxygen that we believe is highly efficient.  The water is treated by saturating recirculated post-filter water with excess dissolved air, and injecting this excess air in the form of microscopic bubbles in a DAF particle separator.  Pressurized water can hold an excess amount of dissolved air and forms microscopic bubbles when injected into water, which has a lower pressure.  A booster pump recirculates a small amount (approximately 10%) of the post-filtered water through the dissolved air-saturation system.  Oxygen and nitrogen molecules are transferred directly into the recirculated high-pressure water without forming air bubbles.  This method of transferring air into water is 100% efficient, and reduces the amount of energy required to saturate recirculated water with excess dissolved air.  The system provides a denser concentration of white water bubbles.  This process requires less energy than a conventional system, and uses a fraction of the floor space.

By significantly reducing turbidity, the MWTS system remediates against disinfection byproducts such as THM.  Used in conjunction with filtration or disinfection technology which may be required by specific raw water conditions, it reduces back-flushing cycle times, thereby lengthening the life of post-DAF equipment.

We believe that Sionix MWTS can help ordinary filters meet SWDA regulations and the Company believes that its system is effective in eliminating potentially cancer-causing disinfection by-product precursors while reducing the risk of bacterial or parasitic contamination, particularly THM, cryptosporidium and giardia.

Each MWTS is completely modular.  The Company can customize each installation with filtration and disinfection options appropriate for the user.  The entire MWTS is built into one or two standard forty-foot ISO transportable container, making it easy to move by truck, train, plane, helicopter, or ship.  Standard configuration includes a small control and testing laboratory located in the rear of the DAF container.  The addition of a generator module makes the system self-powered.  The customer can operate and control the entire system from a remote site via hardwired or wireless communications.  A comprehensive service and maintenance program (which will be part of all equipment leases) includes a standard upgrade path.

Our standard MWTS produces 280 gallons of post-DAF treated water per minute (about 403,200 gallons per day).  If additional reverse osmosis treatment is required to produce potable water, output is generally diminished dependent upon salinity and TDS of the pre-treated water.  Per capita usage of water in the United States is among the highest in the world.  Multiple MWTS can be ganged together for increased capacity.

We believe that Sionix MWTS are ideal for small to medium-sized potable water treatment utilities.  They serve equally well in commercial/industrial uses where incoming process water must be treated to high levels of purity, or wastewater must be decontaminated before discharge to the environment.  We expect that the products will also be able to address water quality issues faced by commercial, industrial, and agricultural applications that process water or produce toxic wastewater, such as food and beverage processing plants, dairy product facilities, and fresh water aquaculture installations, such as fish farms.

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

Sionix MWTS include automatic computer controls to optimize ozone concentration levels and reduce monthly energy costs.  Higher ozone contact concentration levels using smaller sized generators are possible if most of the algae are removed first by DAF.  Extended contact time increases collision rate of ionized ozone molecules with negatively charged organic suspended particles.  By utilizing the system to pre-treat the feedwater, less energy is required to create the appropriate amount of ozone.  By creating a turbulent flow of water and gas within the mixing chamber, the Company has achieved a much higher saturation with less ozone (and a minimum of excess ozone) than in other mixing methods.

The MWTS is assembled in a steel container which is sealed, thus preventing tampering or incursion by bio-terrorism or airborne contaminants. Should catastrophic damage be incurred, a replacement unit may be installed within a few days rather than many months or years with in-ground systems.

Pilot Program – Villa Park Dam (2007)

In November 2006 we entered into an oral agreement with the Serrano Water District ("SWD") in Orange County, California to install a system at the Villa Park Dam (near Anaheim, California) for testing of the system by processing floodwater residue behind the dam.  The system was designed at the dam site for research purposes.  It contained a variety of sampling sites within the system to extract and test water outside the system, as well as a suite of internal water quality measurement instruments to monitor the cleaning process.

Villa Park Dam is operated by Orange County Flood Control and is designed to check the flow of floodwaters from several small watersheds in the northern Santa Ana Mountains.  The dam is capable of impounding up to 15,000 acre-feet of water (4.9 billion gallons), although its purpose is to check and safely release the waters during periods of heavy rainfall into Santiago Creek, where it is diverted to groundwater recharge ponds or allowed to discharge to the ocean.  Serrano Water District has rights to 3,000 acre-feet of water from the impoundment pool.  Until now, impounded waters have been released to flow downstream during storms.  However, under the project, rain and other water will flow down creeks and collect to form a useable pool of water behind the dam.  This water slowly degrades during the summer and has been shown to be very septic and has exceptionally high values of iron and manganese.  This water has been prohibitively expensive to treat for drinking water.

In May 2007 Sionix placed a MWTS at the dam and began processing runoff water and the pilot program was terminated in October 2008 once the retention reservoir behind Villa Park Dam was drained for periodic cleaning.  With the exception of testing for Total Dissolved Solids ("TDS"), all other testing was completed in compliance with California's Title 22 certification program.  TDS levels could not be properly tested since the reservoir was being drained and the dynamics of the forced water flow agitated sediment normally deposited on the bottom to mix with the draining water, producing readings above the testing thresholds.

Pilot Program – Arkansas (2009)

In June, 2008 we were awarded a contract from Innovated Water Equipment, Inc. ("IWE") of Little Rock, Arkansas for the delivery of a MWTS to treat production water from gas and oil wells in the Arkansas vicinity.  The MWTS was delivered in July 2009, commenced testing operations in August, 2009 and concluded testing operations on November, 2009.  The purpose of the paid pilot program was to clean all impurities so that the treated water could be returned to ground water as well as to treat contaminated production water from oil and gas producers for recirculation in the fracturing process commonly utilized in the drilling industry to free up captured gas and oil reserves unavailable for normal drilling operations.  Water conditions at the testing site were extremely difficult as each truckload of production water varied substantially which made extremely difficult treatment conditions requiring radically different chemical mixtures to produce consistent results.  With the exception of permeate to return ratios for purposes of returning treated water to the ground water caused by outputs through the reverse osmosis system that were not originally specified and scaling indices caused by improper chemical mixtures that were outside of the purview of our testing parameters, testing results confirmed the efficacy of the Sionix MWTS.

Commercial Customer – Wenning Poultry (2010)

In June, 2010 we were awarded our first commercial sale of a MWTS to Wenning Poultry, an egg production facility in the Midwest where we are integrating with an existing anaerobic digester.  Contaminated source water and poor feedstock has impaired methane production.  Utilizing our MWTS to remove these impairments and recycle water to the digester will improve the health and productivity of the bacteria colonies, increasing power output for expanded egg production and delivery of energy for resale, as well as the productivity of the birds and quality of the eggs.

Our customer is currently expanding from 600,000 laying hens to 1.1 million and from 300,000 pullets to 500,000.  Make-up water for the digester extracted from their on-site wells is contaminated with unhealthy levels of ammonia and other inhibitors impairing both the productivity and health of methane producing bacteria.  The ammonia was introduced into the well water, their primary source of water, unknowingly by them.  Prior to our MWTS they maintained a remediation pond where the contaminated slurry was held.  Unfortunately, and not unexpectedly, the pond was not able to keep contaminates from leaching into their nearby wells.

The Sionix MWTS is able to remediate organic and inorganic contaminants consistent with international standards promulgated by the Food and Agricultural Organization (FAO) of the United Nations for the treatment of agricultural drainage water and recycle the treated water to the digester for continued use. This not only results in increased production and quality improvements but the diversification of revenue streams with renewable bio-fuel production.

Marketing and Customers

The market for water recycling, reuse and treatment includes a broad array of commercial, industry, agricultural, municipal and disaster relief opportunities.  Market statistics are substantial relative to the size, breadth and complexity of the water management issues facing the world today.  According to industry data, it is estimated that 1.1 billion people in the world do not have safe drinking water.  There is significant market potential in Asian, Africa, and Latin American countries, where the quality of drinking water has been found to be severely deficient in several regions.

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

Domestic Water Utilities
There are over 200,000 public water systems in the United States.  The great majority of these are considered small to medium-sized public water systems, which support populations of fewer than 10,000 people.  We believe that the Sionix MWTS can provide a comprehensive solution for these utilities.  It occupies a small footprint and is self-contained and portable.  Equally important, in most cases, it does not require costly and time-consuming environmental studies.

Agricultural Wastewater Treatment
Treatment of agricultural wastewater is segregated into three categories:  (i) food processing, (ii) animal waste (feed lots) and (iii) crop runoff pollution.  Within the food processing industry there are several subsets, including (i) produce, (ii) meat processing, (iii) egg production, and (iv) dairy operations. Crop runoff pollution is the result of planting, cultivating, fertilizing, weed and pest control, and harvesting on the farm.  (Runoff is caused by rain and irrigation.)  Food processing involves treatment of animal waste pre-slaughter in the case of feeder cattle, hogs, and poultry.  It also involves post harvest treatment of produce either for fresh delivery or for preservation by canning and/or freezing operations.

With respect to animal waste products, the Sionix MWTS is utilized in collaboration with bio-digesters, either aerobic or anaerobic, where the by-products of biological processing results in the elimination of solids (aerobic) or the production of alternative energy (anaerobic).  In these operations, the health and productivity of the bacteria consuming these animal wastes is dependent upon:  (i) water that has been treated to eliminate inhibitors such as ammonia, sulfur, phosphates, and others that impair production of methane gas, and (ii) carbon and high fiber feedstock to maintain both the quality and volume of methane production.  Particularly noxious among the inhibiters is ammonia, a common derivative of animal and human waste products.  Well water that provides make up water for these digesters is frequently contaminated with inhibiters, and in many cases where a well is located in the vicinity of a waste slurry, it is not uncommon that ammonia leaching from a slurry pit has migrated to the well water, compounding an already difficult task remediating the inhibiter.

Oil and Gas Production

●	There are over 450,000 gas-producing wells in the US alone, resulting in millions of gallons of highly polluted waste water daily. Over 200,000 new wells are proposed.

●
Hydraulic Fracturing or Frac'ing is a means of natural gas extraction employed in deep natural gas well drilling.  Once a well is drilled, water, sand and proprietary chemicals are injected under high pressure into the well. The pressure fractures the shale and props open fissures that enable natural gas to flow more freely out of the well.

●	Over 80,000 lbs of chemicals are injected into the earth’s crust for each well that is drilled.

●	Upwards of 70% of all Frac'ing Fluid remains in the ground and is not biodegradable.

●
Researchers believe that over 65 of the compounds used for Frac'ing are hazardous for human health.  Drilling emits Nitric Oxide, and Volatile Organic Compounds (VOC), resulting in destructive surface smog.

●	Frac'ing Fluid for an average well creates up to 3 to 5 million gallons of hazardous waste H2O including carcinogens such as benzene, and high salt content.

●	The waste water that is retrieved from the fissure is called flowback water.

●	After the well is completed and producing, the well will generate production water throughout its life span. Each well will produce an average of 110 barrels (4620 gallons) of production water a day.

●
Both flowback water and production water has to be properly disposed of under EPA guidelines.   Currently, most of that water is hauled away by transport trucks to treatment facilities or injected into deep disposal wells.  The water is not treated before disposal.  The concern is that this highly polluted water will migrate into existing aquifer, resulting in a reduction of existing groundwater and potential contamination of subsurface aquifers.  Continued storage dilution and land application of high content salt water is also an on-going problem.

The Sionix MWTS can treat approximately 9,500 barrels of water a day or approximately 400,000 gallons, at an operating cost of less than $0.25/1000 gallons, or less than $100.00/day, for its total water salvaging and refinement output.  By comparison, the cost of recycling one plastic bag is $0.17.  Our patented dissolved air flotation ("DAF") technique removes 99.9% of all organic contaminates and some inorganics, with the balance precipitated or oxidized through our integrated media and carbon filtration system.  De-salination equipment can be attached to remove salt content from the production water, allowing discharge back into the watershed.  The MWTS is portable, sealed, standard ISO container sized units that is fully integrated, energy efficient, and can be remotely operated through our SCADA controls.  Maintenance and technical support are available.

To characterize treatment of Frac'd water as an ideal application environment for the Sionix MWTS is an accurate statement; however, under current regulatory conditions this market remains elusive.  Until such time as the regulatory environment is stabilized between regulatory authorities and jurisdictions, this market will not develop at the rate of growth that many have predicted.  The regulatory condition is further complicated by the lack of authoritative science on the shale formations where untold resources of natural gas lay trapped.  Within any given shale formation the hydrological, geological and chemical conditions are so diverse and unpredictable that responsible treatment conditions cannot with any degree of certainty be established and responsibly regulated.  When the regulatory and scientific environment stabilize, Sionix believes it will play a significant role in the further development of this market which could ultimately contribute to freeing our nation of its dependence on foreign sources of energy, not to mention eliminating the significant threats of environmental disasters occasioned by irresponsible drilling in sensitive areas and transportation of toxic by-products across threatened communities in our heartland.

Food and Beverage Production
The production of beer and wine, soft drinks, and food products require water of a specific purity that must be controlled and monitored as part of the production process. The food service industry has an increasing need for consistent global product quality. Food service includes water used for fountain beverages, steam ovens, coffee and tea.

Healthcare
Hospitals discharge wastewater containing chemicals and microbial agents into municipal wastewater treatment facilities where many of the contaminants are resistant to normal wastewater treatment, representing a significant treatment challenge compared to standard domestic sewage.  While it is difficult to distinguish between pharmaceuticals originating from hospitals and households connected to municipal sewer systems, for substances such as iodinated X-ray contrast media and other pathogens, hospitals constitute the exclusive source of emission.  Many of the pharmaceutical contaminants end up in surface waters where they can adversely impact aquatic ecosystems and interfere with the food chain.  In particular, multi-resistant microbial strains and hormones migrating from surface to drinking water sources are suspected causes of the spread of antibiotic resistance.

Wastewater and Sewage Treatment
Municipal Sewage treatment is the process of removing contaminants from wastewater originating from household, industrial, healthcare and commercial sewage.  It includes physical, chemical, and biological processes to remove physical, chemical and biological contaminants to produce a waste stream (treated effluent) and a solid waste or sludge suitable for discharge or reuse back into the environment.  This material is often inadvertently contaminated with many toxic organic and inorganic compounds.

The Clean Water Act of 1972 and its subsequent amendments and regulations police the release of contaminants into our country's water sheds.  Over 75% of the nation's population is served by centralized wastewater collection and treatment systems.  According to the U.S. Environmental Protection Agency, the key challenges confronting municipal wastewater treatment facilities are:

•	Many wastewater treatment and collection facilities are old and dated, require further improvement, repair or replacement to maintain their useful life;

•	Contaminants are far more complex that those many of the current treatment plants were designed to remediate;

•	Population growth and industrial/commercial diversity are taxing existing wastewater treatment plants creating a need for new plants and more efficient technology;

•	Farm runoff and increasing urbanization provide additional sources of pollution not controlled by wastewater treatment; and

•
Current treatment systems consolidate wastewater from households, local healthcare facilities and hospitals, and industry presenting additional challenges to municipal treatment systems and post treatment discharges containing dangerous microbial contaminants.

Many of our current municipal wastewater treatment systems are functionally outdated and subject to increasing regulatory demands to meet even minimal discharge standards.  Given stressful economic conditions, decreasing tax revenues, and rebellious taxpayers many communities are persistently non-compliant with even the most relaxed treatment and discharge standards causing unacceptable physical, biological and chemical contaminants to be discharged into our ground water supplies causing unacceptable risks to our communities and their unsuspecting citizens.

Developing Countries
In addition to the domestic market, fast spreading urbanization in third-world countries has created a growing demand for public water systems.  Most of the fatal waterborne illnesses occur in these countries.  Industrial and agricultural contamination of water supplies is epidemic because environmental controls are neither adequate nor well enforced.  Moreover, in the smaller villages and tribal regions of certain third world countries where water supplies are frequently contaminated by raw sewage, the Sionix modular, mobile units could be a low cost alternative to fixed systems where water output is less than 400,000 gallons a day.

Emergency Relief
During natural disasters such as earthquakes, floods, hurricanes, and tornadoes, it is the role of the National Guard and the Federal Emergency Management Agency to assist local authorities with emergency services.  Damage to local utilities can disrupt the drinking water supply and cause the failure of wastewater (sewage) treatment plants.  The Mobile Water Treatment System can help address both of these problems.  The system is completely self-contained, can be easily transported from place to place, is highly efficient, and can be equipped with its own power package.

Desalination
Reverse Osmosis (RO) or ion-exchange are among the most efficient desalinization processes available today.  For example, a RO desalinization system requires prefiltration to reduce clogging of the filter membrane by organic matter.  Placed in front of an RO filter unit in a desalinization system, the Sionix MWTS should greatly lengthen the time between costly back-flushes and prolong the life of the RO filters.

Marketing Plan

We plan to market our MWTS through participation in a number of vertical market oriented industry groups, including selected advertising in specialized publications, trade shows, and direct mail.  Initially we intend to utilize in-house marketing in conjunction with outsourced marketing consultants and national and international distributorships and agency relationships, both exclusive and non-exclusive in nature.

Patents

We hold 9 U.S. patents on technology related to water treatment. Patents covering various aspects of the MWTU will remain in force until 2023.

Competition

Due to the economic barriers created by the investment necessary to tool a manufacturing facility and employ the personnel necessary to develop and sell the equipment, competition in the water purification and filtration industry may grow slowly.  However, our MWTS must compete with water filtration and purification equipment produced by companies that are more established than we are and have significantly greater resources than we have, such as General Electric Co., Siemens Water Technologies and Cuno Incorporated.  We also compete with large architectural/engineering firms that design and build water treatment plants and wastewater facilities and with producers of new technologies for water filtration.  Competitive factors include system effectiveness, operational cost and practicality of application, pilot study requirements and potential adverse environmental effects.  In competing in this marketplace, we have to address the conservative nature of public water agencies and fiscal constraints on the installation of new systems and technologies.  We do not represent a significant presence in the water treatment industry.

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

In 1974, the U.S. Safe Water Drinking Act was passed.  It empowered the EPA to set maximum levels of contamination allowable for health-threatening microbes, chemicals, and other substances which could find their way into drinking water systems, and gave the agency the power to delegate enforcement.

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

An additional bill, the Fracturing Responsibility and Awareness of Chemicals (FRAC) Act of 2009 amending the SDWA would require energy companies to disclose which chemicals are being used in the fracking fluid, which many believe are a source of contamination to our water sources.  Considerable resistance to the proposed bill has been registered by the energy companies, many of which claim that the composition of the fracking fluid is a trade secret.

Research and Development

Research and development expenses for the year ended September 30, 2010 were $360,982 while research and development expenses for the year ended September 30, 2009 were $761,440.  Research and development consists of additional modifications to the MWTS based on the varying water conditions experienced by the Company’s customers and prospective customers, and adjustments to unit functionality based on testing results.  We capitalize development costs in accordance with GAAP. All other costs, including salaries and wages of employees included in research and development, have been expensed as incurred.

Manufacturing and Raw Materials

Sionix sub-contracts the manufacture of our MWTU through a series of location-based service providers who manufacture and assemble in accordance with our specifications and design requirements. We determined in December, 2009 that it was not cost-effective or necessary for quality management to maintain our own manufacturing operation, and closed our facility in the Anaheim, CA.  These arrangements are anticipated to cover various international geographic regions, with a single contract manufacturer for the North American continent. It is expected that international arrangements will be completed as distribution channels in those international territories are established and sales growth occurs. The materials used in the production of the Sionix products are easily obtainable from a variety of suppliers.

Engineering and Design

In March, 2010 we announced our strategic alliance agreement with Pacific Advanced Civil Engineering, Inc. (PACE), an advanced water engineering firm headquartered in Fountain Valley, CA.  They have over 35 years of experience in all phases of water remediation, large and small, including storm water management, river engineering, floodplain mapping, watershed analysis and planning, GIS water resource applications, water quality assessment, water and wastewater treatment, potable water storage and distribution, and lake systems.  Under this agreement, PACE has provided continuous engineering oversight of our application specific MWTU and MWTS.

We have also entered into an exclusive services agreement with PERC Water Corporation (PERC), a water recycling and water asset management company headquartered in Costa Mesa, CA.  Under the agreement, PERC has the exclusive right to supply logic controls, including the software, hardware, firmware, panels and networks, including Ethernet, Wi-Fi and/or satellite based telemetry.  Johan Perslow, the founder of both PACE and PERC joined the Board of Directors of Sionix in June, 2010.

The advantages of these relationships are threefold:  (i) we have senior participants in the industry, which we believe validates the efficacy of the Sionix technology, (ii) we have partners that can expose Sionix to a broader range of application opportunities, and (iii) we have customers that can provide Sionix additional orders for the MWTS product.

Employees

We have seven full-time employees as of the date of this report, none of whom are covered by any collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 1A.   RISK FACTORS

In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

We have reported limited revenues.

We have been in business for more than ten years and only this fiscal year have reported revenues from operations.  We have been in the development stage since inception, and although we have delivered on two pilot systems and an order for one water treatment system, revenue from one pilot system has been recognized, but the revenue for the commercial sale has not yet been recognized.  Except for the revenue we received from the pilot system, and deposits for the commercial sale, all of our working capital has been generated by sales of securities and loans.

We have a history of operating losses, which may continue.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. Although we had net income of $3,291,470 for the year ended September 30, 2010 and $5,024,198 for the year ended September 30, 2009 (due to derivative accounting), as of September 30, 2010 our accumulated deficit was $25,599,067.  We have not achieved profitability on a quarterly or on an annual basis from normal operations.  We may not be able to generate revenues or reach a level of revenue to achieve profitability.

We do not have sufficient cash to support our operations and we will need to find capital to operate.  If we are unable to raise capital as we need it, we may have to curtail, or even cease, our operations.

We do not have enough cash to support our operations.  Our capital requirements have been and will continue to be significant.  In order to fund shortages of capital, we have borrowed money from our major stockholders and sold our securities.  Our major stockholders are not under any obligation to continue purchasing equity securities or to provide loans to us.

We will need to raise additional capital to continue our operations.  If we are unsuccessful in finding financing, we may be required to severely curtail, or even to cease, our operations.

During the 2011 fiscal year, approximately $1.67 million in debt might need to be repaid.  We are not certain that we will have the funds to repay this debt, which could subject us to legal action.  Any such actions would adversely affect our business and financial condition.

During 2011 approximately $1.67 million of debt securities that we issued and aged accounts payable might need to be repaid.  We do not currently have the funds to repay this debt and we cannot assure you that we will be able to raise the funds or to renegotiate the terms of the loans.  If we default on these obligations and if our investors refuse to renegotiate the terms of the loans, we may be subjected to lawsuits which would further strain our finances and disrupt our business and would adversely affect our business and financial condition.

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the period ended September 30, 2010 were prepared on a going concern basis.  Our auditors have indicated that our inability to generate revenue raises substantial doubt as to our ability to continue as a going concern.  Through September 30, 2010, we incurred cumulative losses of $25,599,067 including net income for the year ended September 30, 2010 of $3,291,470.  Although we have cash flow from operations it is not adequate to support normal operations and our anticipated growth, and our ability to maintain our status as an operating company is entirely dependent upon obtaining adequate cash to finance our overhead, research and development activities, and acquisition of production equipment.  We do not know if we will achieve a level of revenues adequate to support our costs and expenses.  In order to meet our basic financial obligations, including rent, salaries, debt service and operations, we plan to seek additional equity or debt financing.  Because of our history and current debt levels, there is considerable doubt that we will be able to obtain financing.  Our ability to meet our cash requirements for the next twelve months depends on our ability to obtain financing.  There is no assurance that we will be able to implement our business plan or continue our operations.

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

Due to our restatement of our consolidated financial statements for the years ended September 30, 2007 and 2008, we identified weaknesses in internal control over financial reporting that were material weaknesses as defined by standards established by the Public Company Accounting Oversight Board.  The deficiencies related to our lack of a sufficient number of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the SEC and our lack of an audit committee to oversee our accounting and financial reporting processes, as well as other matters.  (See the discussion of our Controls and Procedures at Item 9A of this AmeAnnual Report.) We cannot assure you that our remediation of our internal control over financial reporting relating to the identified material weaknesses will establish the effectiveness of our internal control over financial reporting or that we will not be subject to material weaknesses in the future.

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

We may be subject to product liability claims for which we do not have adequate insurance coverage.  If we were required to pay a substantial product liability claim, our business and financial condition would be materially adversely affected.

We, like any other manufacturer of products that are designed to treat food or water that will be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury.  Such claims may include, among others, that our products fail to remove harmful contaminants or bacteria, or that our products introduce other contaminants into the water.  While we maintain product liability insurance, there can be no assurance that such insurance will continue to be available at a reasonable cost, or, if available, will be adequate to cover liabilities.  In the event that we do not have adequate insurance, product liability claims relating to defective products could have a material adverse effect on our business and financial condition.

Our water treatment system and the related technology are unproven and may not achieve widespread market acceptance among our prospective customers. If we are unable to sell our water treatment systems, our business will suffer.

Although we have installed a water treatment system in two pilot locations and one customer location, our products have not been proven in a commercial context over any significant period of time.  We have developed our proprietary technology and processes for water treatment based on dissolved air flotation technology, which competes with other forms of water treatment technologies that currently are in operation throughout the United States.  Our water treatment system and the technology on which it is based may not achieve widespread market acceptance.  Our success will depend on our ability to market our system and services to businesses and water providers on terms and conditions acceptable to us and to establish and maintain successful relationships with various water providers and state regulatory agencies.

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

As of September 30, 2010, there were 217,154,741 shares of our common stock outstanding.  In the future, we may be required to issue a total of 89,740,136 shares of common stock if all of our outstanding options, warrants and convertible promissory notes are exercised or converted.  Many of these shares may be issued below the market value of our shares on the date the securities are exercised or converted.  The future issuance of any such additional shares of our common stock or other securities we may issue for raising capital or paying for services may create downward pressure on the trading price of our common stock.  Holders of our common stock will have their holdings diluted as a result of the issuance of additional shares of our common stock.

We have failed to file annual or quarterly reports on a timely basis one time during the past two years.  If we fail to file one more report on a timely basis, the OTCBB will no longer allow our common stock to be quoted.

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

ITEM 2.   PROPERTIES

As of December 17, 2010, our offices are located at 2801 Ocean Park Blvd., Suite 339, Santa Monica, California 90405.  This address is used for administrative purposes only, our executives and employees are in various locations around the United States.

ITEM 3.  LEGAL PROCEEDINGS

On January 6, 2010, an attorney who previously represented Sionix, Robert J. Zepfel of Haddan & Zepfel, filed a Complaint in the Superior Court of California, County of Orange (assigned Case No. 30-2010-00333941). Mr. Zepfel alleges claims for breach of contract and seeks money damages. Mr. Zepfel's Complaint focuses upon a fee agreement entered into July 2003. Mr. Zepfel claims that as of the filing date $96,896 was due in fees, interest and penalties for non-payment. The Company denies any liability and intends to defend itself against this lawsuit.

ITEM 4.  REMOVED AND RESERVED

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

	High	Low
Fiscal Year Ended September 30, 2010:
First Quarter	0.17	0.08
Second Quarter	0.17	0.08
Third Quarter	0.11	0.08
Fourth Quarter	0.09	0.05

Fiscal Year Ended September 30, 2009:
First Quarter	0.14	0.09
Second Quarter	0.12	0.05
Third Quarter	0.20	0.07
Fourth Quarter	0.23	0.16

As of December 17, 2010, we had approximately 868 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of September 30, 2010.

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

Recent Issuances of Unregistered Securities

During the fourth quarter of the fiscal year ending September 30, 2010, we issued the following unregistered securities.  We relied on Section 4(2) of the Securities Act of 1933, as amended, to make the offerings inasmuch as the securities were issued to accredited investors only without any form of general solicitation.

On August 13, 2010, we entered into a financing with nine investors for the purchase and sale of an aggregate of 6,833,331 units at a purchase price of $0.06 per unit for a total financing of $410,000. Each unit consisted of one restricted share of common stock of the Company and a warrant to purchase the number of shares of Common Stock equal to the number of units purchased by the investor multiplied by 50%, for a total of 3,416,664 shares available for purchase through the warrants. The warrants are valid for a period of 5 years from the closing date and are exercisable at a price of $0.17 per share.

On August 30, 2010, we entered into a financing with five investors for the purchase and sale of an aggregate of 3,416,665 units at a purchase price of $0.06 per unit for a total financing of $205,000. Each unit consisted of one restricted share of common stock of the Company and a warrant to purchase the number of shares of Common Stock equal to the number of units purchased by the investor multiplied by 50%, for a total of 1,708,332 shares available for purchase through the warrants. The warrants are valid for a period of 5 years from the closing date and are exercisable at a price of $0.17 per share.

On September 9, 2010 we borrowed $35,000 from Asher Enterprises, Inc. The loan is evidenced by a promissory note and matures 270 days from the issuance date. The note accrues interest at the rate of 8% per annum until the principal amount and all accrued interest is converted into common stock at the request of the borrower. The borrower can convert the note into common stock at a 45% discount to the VWAP as of the conversion date upon request, but cannot convert until 180 days have elapsed from the date of the note.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
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

Application of Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during the 2010 fiscal year.

Management believes the following critical accounting policies reflect its more significant estimates and assumptions.

Revenue Recognition. The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss has passed to the customer, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. In general, the Company requires a deposit from a customer before a unit is fabricated and shipped.  It is the Company's policy to require an arrangement with its customers, either in the form of a written contract or purchase order containing all of the terms and conditions governing the arrangement, prior to the recognition of revenue. Title and risk of loss generally passes to the customer at the time of delivery of the product to a common carrier. At the time of the transaction, the Company assesses whether the sales price is fixed or determinable and whether or not collection is reasonably assured. If the sales price is not deemed to be fixed or determinable, revenue is recognized as the amounts become due from the customer. The Company does not offer a right of return on its products and the products are generally not subject to customer acceptance rights. The Company assesses collectability based on a number of factors, including past transaction and collection history with a customer and the creditworthiness of the customer. The Company performs ongoing credit evaluations of its customers' financial condition. If the Company determines that collectability of the sales price is not reasonably assured, revenue recognition is deferred until such time as collection becomes reasonably assured, which is generally upon receipt of payment from the customer. The Company includes shipping and handling costs in revenue and cost of sales.

Support Services. The Company provides support services to customers primarily through service contracts, and it recognizes support service revenue ratably over the term of the service contract or as services are rendered.

Warranties.  The Company's products are generally subject to warranty, and related costs are provided for in cost of sales when revenue is recognized. Once the Company has a history of sales, the Company's warranty obligation will be based upon historical product failure rates and costs incurred in correcting a product failure. If actual product failure rates or the costs associated with fixing failures differ from historical rates, adjustments to the warranty liability may be required in the period in which determined.

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

Inventory Valuation. Inventories are stated at the lower of cost or market, with costs generally determined on a first-in first-out basis. We utilize both specific product identification and historical product demand as the basis for determining excess or obsolete inventory reserve. Changes in market conditions, lower than expected customer demand or changes in technology or features could result in additional obsolete inventory that is not saleable and could require additional inventory reserve provisions.

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

Warrant Liability. The Company calculates the fair value of warrants and options using the Black Scholes model. Assumptions used in the calculation include the risk free interest rate, volatility of the stock price, and dividend yield. Estimates used in the calculation include the expected term of the warrants or options.

Accrued Derivative Liabilities. The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for equity treatment. However, liability accounting was triggered in prior accounting periods as there were insufficient shares to fulfill all potential conversions. The Company determines which instruments or embedded features require liability accounting, and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying income statement as “gain (loss) on change in fair value of warrant and option liability” and “gain (loss) on change in fair value of beneficial conversion liability.” During the year ended September 30, 2010, the Company determined that there were embedded derivatives in certain convertible notes payable. The change in the value of these embedded derivatives are shown in the accompanying income statement as “gain (loss) on change in fair value of derivative liability.”

Plan of Operation

During the next fiscal year we plan to continue marketing and selling our existing MWTS to potential domestic and international customers. We believe that we are now able to aggressively market our systems to a variety of private companies in several vertical markets including oil & gas, agriculture, manufacturing, health care and public water utilities.  The demonstration of our MWTS working at our existing customer location will serve as a sales tool and a model for possible applications and installations. Now that we have obtained initial financing, as planned we are engaging in selective sales and promotional activities in connection with the operation of the unit, including media exposure. If the unit continues to operate successfully, we believe we can receive orders for operating units.

We are also continuing to consider alternative product designs to accommodate the different needs we are uncovering during our sales efforts. To support this we maintain our relationship with PACE for engineering support.

Results of Operations

Year Ended September 30, 2010 Compared To Year Ended September 30, 2009

The Company recognized $1,620,000 in revenue for the fiscal year ended September 30, 2010 from the sale of a MWTS, in the same period for 2009 it had no revenue.  The recognition of this revenue was the first in the Company’s history. The Company also incurred costs of $1,093,748 related to that sale, or 67.5% of revenue. The Company believes that the costs associated with the installation of this first commercial unit (the IWE unit) were high due to one-time costs associated with the Company’s first installation. During the year ended September 30, 2010 the Company received an order and deposit for another MWTS, revenue from this order (the Wenning Poultry unit) has not yet been recognized because the installation of the unit was not completed as of September 30, 2010.

The Company incurred operating expenses of $2,306,745 during the fiscal year ended September 30, 2010, a decrease of $219,498 as compared to $2,526,243 for the fiscal year ended September 30, 2009.  General and administrative expenses were $1,680,436 for the period ended September 30, 2010, a decrease of $55,923 over the prior period. The decrease in general and administrative expenses resulted primarily from the closing of the Anaheim facility. Sales and Marketing costs were $247,042 for the period ended September 30, 2010 compared with no expenses for this category in 2009. This is due to new management’s focus on and attention to the sale of MWTS to a variety of potential customers. Research and development expenses of $360,982 during the fiscal year ended September 30, 2010, a decrease of $400,458, as compared to $761,440 for the fiscal year ended September 30, 2009, also contributed to the decrease in operating expenses.  The decrease in Research and Development costs were due to the completion of the design of the MWTS and the subsequent focus on Sales and Marketing.

Other income (expense) totaled $5,072,763 during the fiscal year ended September 30, 2010, a decrease of $2,482,478 from the period ended September 30, 2009. This difference is due mainly to the decrease in the amount of $2,524,468 in the gains associated with fair value of derivative liabilities. The Company incurred interest expense of $902,209 during the fiscal year ended September 30, 2010, an increase of $609,515 as compared to $292,694 for the fiscal year ended September 30, 2009. The increase in interest expense was due primarily to the amortization of the beneficial conversion features discount and warrant discount of the convertible debt securities during the fiscal year ended September 30, 2010.

During the fiscal year ended September 30, 2010, the Company recorded a gain on settlement of debt of $731,137 compared to a gain of $3,616 for the prior year. This gain is due to the Company’s settling numerous liabilities from prior years on favorable terms.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $23,084 and $22,982 at September 30, 2010 and 2009, respectively. The Companys source of liquidity has been loans, the sale of its securities and deposits received from orders from the sale of MWTS’. The Company expects to receive additional orders for MWTS but if it does not receive additional orders or if these orders do not satisfy its capital needs, the Company expects to continue to sell its securities or obtain loans to meet its capital requirements.  The Company has no binding commitments for financing and, with the exception of the orders it received during the 2010 fiscal year, no additional orders for the sale of its products.  There can be no assurance that sales of the Company’s securities or of its MWTS, if such sales occur, will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. As of September 30, 2010, a total of approximately $1,666,000 in principal amount of certain promissory notes issued by the Company, plus accrued interest, were due.  The Company has not yet paid the notes and no demand for payment has been made.

Operating Activities

During the fiscal year ended September 30, 2010, the Company used $1,496,299 of cash in operating activities.  Non-cash adjustments included a cumulative $5,314,754 gain related to the change in fair value of derivative, warrant and option, and beneficial conversion liabilities, $571,461 related to the amortization of the beneficial conversion feature and debt discounts, a gain of $731,137 on the settlement of debt, $442,249 for employee stock-based compensation, $962,354 for consultant stock-based compensation, $45,919 for the impairment of fixed assets, and $18,285 for depreciation.  The Company reduced its Accounts Payable by $395,852 through settlement of debts and cash raised through the sale of securities. It also reduced its Accrued expenses by $388,963 through the settlement of debts using equity.

Although the Company was installing a MWTS as of September 30, 2010, it recorded a decrease of $490,300 in inventory because of cost savings in building the Wenning Poultry unit from the IWE unit.

Investing Activities

During the fiscal year ended September 30, 2010, the Company acquired property and equipment totaling $38,599 related to office operations, and also incurred a charge related to the impairment of assets related to the Anaheim operations.

Financing Activities

Financing activities provided $1,535,000 to the Company during the fiscal year ended September 30, 2010. The Company received $545,000 in short-term notes payable and $990,000 through proceeds from the sale of common stock.

As of September 30, 2010, the Company had an accumulated deficit of $25,599,067. Management anticipates that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

Going Concern Opinion

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2010, the Company has incurred cumulative losses of $25,599,067 including net income for year ended September 30, 2010 of $3,291,470. As the Company has limited cash flow from operations, its ability to maintain normal operations is entirely dependent upon obtaining adequate cash to finance its overhead, sales and marketing, and research and development activities. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

The Company expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable, if ever. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. Also, the Company has a substantial amount of short-term debt, some notes of which are expired, which will need to be repaid or refinanced, unless it is converted into equity. As a result, if the Company begins to generate revenues from operations, those revenues will need to be significant in order to cover current and anticipated expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern unless it is able to obtain substantial additional financing in the short term and generate revenues over the long term. If the Company is unable to obtain financing, it would likely discontinue its operations.

As mentioned in Notes 8 and 9, the Company has convertible notes and subordinated notes payable that have matured. The Company is in the process of renegotiating the terms of the notes with the note holders to extend the maturity date. If the Company is unsuccessful in extending the maturity date, the Company may not be able to continue as a going concern.

Contractual Obligations

At September 30, 2010, our significant contractual obligations, were as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Notes payable, related parties	$27,000	$-	$-	$-	$27,000
Convertible notes	1,582,584	-	-	-	1,582,584
Subordinated convertible notes	56,615	-	-	-	56,615
Total	$1,666,199	$-	$-	$-	$1,666,199

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SIONIX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sionix Corporation

We have audited the accompanying balance sheets of Sionix Corporation (a Nevada corporation) as of September 30, 2010 and 2009 and the related statements of income, stockholders' (deficit), and cash flows for the years ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sionix Corporation as of September 30, 2010 and 2009 and the results of its operations and its cash flows for the years ended September 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses of $25,599,067. In addition, the company has had negative cash flow from operations for the period ended September 30, 2010 of $1,496,299.  These factors along with those discussed in Note 17 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California.
January 4, 2011

Sionix Corporation
Balance Sheets
September 30, 2010 and 2009

	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$23,084	$22,982
Other receivable	1,500	155,000
Inventory	579,160	1,069,460
Other current assets	11,750	40,698
Total current assets	615,494	1,288,140
Non-current assets:
Property and equipment, net	38,599	64,203
Deposits	-	28,495

Total assets	$654,093	$1,380,838

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$215,842	$611,693
Accrued expenses	943,485	3,066,106
Customer deposit	300,000	1,620,000
Liquidated damages liability	-	78,750
Notes payable - related parties	27,000	107,000
Short-term promissory notes payable	-	390,000
Convertible notes, net of debt discount	1,470,776	1,738,194
10% subordinated convertible notes	56,615	482,492
Derivative liability	137,053	-
Warrant and option liability	-	7,937,620
Beneficial conversion liability	-	2,001,143
Total current liabilities	3,150,771	18,032,998

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2010	-	-
Common stock, $0.001 par value (600,000,000 and 150,000,000 shares authorized at September 30, 2010 and 2009, respectively; 217,154,741 shares issued and outstanding at September 30, 2010; 148,795,946 shares issued and 148,314,046 shares outstanding at September 30, 2009)	217,155	148,313
Shares to be issued	-	400
Additional paid-in capital	22,885,234	12,089,664
Accumulated deficit	(25,599,067)	(28,890,537)
Total stockholders' deficit	(2,496,678)	(16,652,160)

Total liabilities and stockholders' deficit	$654,093	$1,380,838

The accompanying notes are an integral part of these financial statements.

Sionix Corporation
Statements of Income
Years Ending September 30, 2010 and 2009

	2010	2009

Net revenues	$1,620,000	$-

Cost of sales	1,093,748	-

Gross profit	526,252	-

Operating expenses
General and administrative	1,680,436	1,736,359
Sales and marketing	247,042
Research and development	360,982	761,440
Depreciation and amortization	18,285	28,444
Total operating expenses	2,306,745	2,526,243

Loss from operations	(1,780,493)	(2,526,243)

Other income (expense)
Interest income	-	3,962
Interest expense and financing costs	(902,209)	(292,694)
Gain (loss) on change in fair value of:
Derivative liability	(5,188)	-
Warrant and option liability	4,359,957	(631,781)
Beneficial conversion liability	959,985	8,471,003
Legal settlements	(25,000)	1,135
Gain on settlement of debt	731,137	3,616
Loss on asset disposition	(45,919)	-
Total other income	5,072,763	7,555,241

Income before income taxes	3,292,270	5,028,998
Income taxes	(800)	(4,800)
Net income available to common shareholders	$3,291,470	$5,024,198

Basic income per share	$0.02	$0.04
Diluted income per share	$0.02	$0.04

Basic weighted average number of shares of common stock outstanding	156,785,125	140,156,647
Diluted weighted average number of shares of common stock outstanding	187,290,446	140,156,647

The accompanying notes are an integral part of these financial statements.

Sionix Corporation
Statement of Stockholders' Equity (Deficit)
Years Ending September 30, 2010 and 2009

						Total
	Common Stock		Additional	Shares		Stockholders'
	Number		Paid-in	to be	Accumulated	Equity
	of Shares	Amount	Capital	Issued	Deficit	(Deficit)

Balance at September 30, 2008, restated	134,274,313	$134,274	$10,841,007	$126,429	$(33,914,735)	$(22,813,025)
Conversion of note payable into common stock	7,819,419	7,819	473,023	-	-	480,842
Common stock issued for services	1,200,139	1,200	225,029	(126,029)	-	100,200
Common stock issued for property and equipment	833,333	833	124,167	-	-	125,000
Common stock issued for cash and debt settlement	500,000	500	29,500	-	-	30,000
Common stock issued for warrant exercises	2,886,842	2,887	262,113	-	-	265,000
Common stock issued related to short-term notes	800,000	800	134,825	-	-	135,625
Net income	-	-	-	-	5,024,198	5,024,198

Balance at September 30, 2009	148,314,046	148,313	12,089,664	400	(28,890,537)	(16,652,160)
Conversion of note payable into common stock	37,629,046	37,629	3,212,085	(25,868)	-	3,223,846
Common stock issued for services	11,988,318	11,990	950,811	(447)	-	962,354
Common stock issued for cash	18,583,331	18,583	971,417	-	-	990,000
Fair value of derivative liabilities transferred to equity	-	-	4,689,583	-	-	4,689,583
Common stock issued for extension of notes payable	640,000	640	529,425	25,915	-	555,980
Share based payments	-	-	442,249	-	-	442,249
Net income	-	-	-	-	3,291,470	3,291,470

Balance at September 30, 2010	217,154,741	$217,155	$22,885,234	$-	$(25,599,067)	$(2,496,678)

The accompanying notes are an integral part of these financial statements.

Sionix Corporation
Statements of Cash Flows
Years Ending September 30, 2010 and 2009

	2010	2009

Cash flows from operating activities
Net income	$3,291,470	$5,024,198
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	18,285	28,444
Amortization of beneficial conversion feature and debt discounts	571,461	27,094
Share based payments	442,249	187,844
Common stock issued for services	962,354	238,244
(Gain) loss on change in fair value of:
Derivative liability	5,188	-
Warrant and option liability	(4,359,957)	631,781
Beneficial conversion liability	(959,985)	(8,471,003)
(Gain) loss on settlement of debt	(731,137)	(3,616)
Impairment of property and equipment	45,919	125,000
(Increase) decrease in:
Trade receivables	-	-
Inventory	490,300	(1,069,460)
Other current assets	25,948	(56,803)
Other assets	28,495	140,225
Increase (decrease) in:
Accounts payable	(395,852)	475,954
Accrued expenses	388,963	510,038
Customer deposit	(1,320,000)	360,000
Net cash used by operating activities	(1,496,299)	(1,852,060)

Cash flows from investing activities:
Purchase of property and equipment	(38,599)	(5,546)
Cash flows from financing activities:
Borrowings	545,000	390,000
Common stock issued for cash	990,000	270,000
Net cash provided by financing activities	1,535,000	660,000

Net increase (decrease) in cash and cash equivalents	102	(1,197,606)
Cash and cash equivalents, beginning of year	22,982	1,220,588
Cash and cash equivalents, end of year	$23,084	$22,982

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Sionix Corporation
Notes to Financial Statements

Note 1 – Organization and Description of Business

Sionix Corporation (the "Company") was incorporated in Utah in 1996.  The Company was formed to design, develop, and market automatic water filtration systems primarily for small water districts. Sionix exited the Development Stage as of December 31, 2009 upon recognition of the revenue from the sale of the unit to IWE.

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

Note 2 –Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less.

Inventory

Inventory is stated at the lower of cost or market, with cost generally determined on a first-in, first-out basis. Management utilizes specific product identification, historical product demand, and comparison of inventory costs to market value as the basis for determining the need for an excess or obsolete inventory reserve. Changes in market conditions, lower than expected customer demand, or changes in technology or features are also considered by management in determining whether an allowance for obsolete inventory is required. As of September 30, 2010 and 2009, management believes that no such reserve is required.

Property and Equipment

Property and equipment is stated at cost. The cost of additions and improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the assets, ranging from 3 to 5 years.

Impairment of Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Derivatives

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. Changes in the fair value of derivatives are recognized in earnings in the period of change.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company's financial instruments primarily consist of cash and cash equivalents, accounts payable, accrued expenses, and short-term debt. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is primarily attributed to the short maturities of these instruments. The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value.

Advertising

The cost of advertising is expensed as incurred, and included in sales and marketing expense. Total advertising costs were $8,000 and $0 for the years ending September 30, 2010 and 2009, respectively.

Revenue Recognition

Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company recognizes revenue net of an allowance for estimated returns at the time of sale. The allowance for sales returns is estimated based on the Company’s historical experience. Sales taxes are presented on a net basis (excluded from revenues and costs). Shipping and handling costs billed to customers is included in net revenue and those costs not billed to customers are included in operating expenses.

Research and Development

The cost of research and development is expensed as incurred. Total research and development costs were $360,982 and $761,440 for the years ended September 30, 2010 and 2009, respectively.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Stock-Based Compensation

The costs of all employee stock options, as well as other equity-based compensation arrangements, are reflected in the consolidated financial statements based on the estimated fair value of the awards on the grant date. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Earnings per Share

Basic earnings per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

	For the Year Ended September 30, 2010
		Weighted Average
	Income	Number of Shares	Amount per
	(Numerator)	(Denominator)	Share
Basic Earnings Per Share
Income available to common stockholders	$3,291,470	156,785,125	$0.02

Effect of Dilutive Securities
Stock options	-	969,547
Warrants	-	-
Convertible debt	744,851	29,535,774

Diluted earnings per share
Adjusted income available to common stockholders	$4,036,321	187,290,446	$0.02

For the year ended September 30, 2009, the aforementioned securities were determined to be anti-dilutive and the number of shares used to determine basic and diluted earnings per share were the same.

Recently Issued Accounting Pronouncements

In April 2010, FASB issued ASU No. 2010-13–Stock Compensation. The objective of this Update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. It provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. Under Topic 718, awards of equity share options granted to an employee of an entity's foreign operation that provide a fixed exercise price denominated in (1) the foreign operation's functional currency or (2) the currency in which the employee's pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition.

The amendments in this Update affect entities that issue employee share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades that differs from the functional currency of the employer entity or payroll currency of the employee. The amendments affect entities that have previously considered such awards to be liabilities because of their exercise price.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

Note 3 – Property and Equipment

Property and equipment consisted of the following at September 30, 2010 and 2009:

	2010	2009

Machinery and equipment	$38,599	$271,972
Furniture and fixtures	-	41,176
Leasehold improvements	-	1,695
Total property and equipment at cost	38,599	314,843
Less accumulated depreciation	-	(250,640)

Property and equipment, net	$38,599	$64,203

Depreciation expense for the years ended September 30, 2010 and 2009 was $18,285 and $28,444, respectively.

During the year ended September 30, 2010, the Company determined that certain property and equipment was impaired and/or no longer in use, and recognized a loss on disposition in the amount of $45,919. Property and equipment acquired during September, 2010 had not been placed in service as of September 30, 2010 and therefore no depreciation expense was recognized for such assets.

Note 4 – Accrued Expenses

Accrued expenses consisted of the following at September 30, 2010 and 2009:

	2010	2009

Accrued salaries	$77,000	$1,652,174
Advisory board compensation	-	576,000
Auto allowance accruals	-	104,785
Interest payable	256,777	407,005
Claims payable	290,000	-
Other accrued expenses	319,708	326,142

Total accrued expenses	$943,485	$3,066,106

As described in Note 10, common stock was issued to settle certain accrued expenses, and $293,401 of accrued interest was included in the conversion of notes payable into common stock described in Note 11.

Note 5– Customer Deposits

In May 2008, the Company received an order for two water filtration systems, which required a deposit. As of December 31, 2009, the Company had completed its design and manufacturing phase for one of the two filtration systems and recognized the customer deposits into revenue during the three months ended December 31, 2009. Deposits for the second unit were received during the fourth quarter of fiscal 2010. As of September 30, 2010 and 2009, customer deposits were $300,000 and $1,620,000, respectively.

Note 6 – Notes Payable – Related Parties

The Company has received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes bear interest at rates up to 10% and are due on demand. As of September 30, 2010 and 2009, such notes payable amounted to $27,000 and $107,000, respectively. Accrued interest on the notes amounted to $15,486 and $84,016 at September 30, 2010 and 2009, respectively, and is included in accrued expenses. Interest expense on these notes for the years ended September 30, 2010 and 2009, amounted to $10,308 and $11,349, respectively.

No demand for payment has been made as of September 30, 2010. During the year ending September 30, 2010, $80,000 of principal and $77,098 of accrued interest were converted into common stock as more fully described in Note 10.

Note 7 – Short-Term Promissory Notes Payable

At September 30, 2009, short term promissory notes payable amounted to $390,000. The notes bear interest at 10% per annum and are unsecured. During the year ended September 30, 2010, such notes were reclassified as convertible notes due to amendments made during the period.

Note 8 – Convertible Notes

At September 30, 2010 and 2009, convertible notes payable amounted to $1,470,776 and $1,738,194, respectively, net of discounts of $111,808 and $0, respectively. The notes bear interest at 10% - 12% per annum, and are convertible into common stock of the Company at $0.15 - $0.25 per share. The notes are due at various dates through July, 2011 and are unsecured.

During the year ended September 30, 2010, the Company issued $400,000 of convertible debentures that included warrants to purchase 2,266,667 shares of common stock at $0.25- $0.30 per share. The Company determined that the fair value of the warrants, using the method described in Note 11, amounted to $391,504 which was recorded as a debt discount. For certain notes, the Company also determined that there was a beneficial conversion feature that should be recognized, and recorded a related debt discount of $55,161 for the year ended September 30, 2010.

During the year ended September 30, 2010, the Company issued 640,000 shares of common stock valued at $555,980 in connection with the extension of the due dates for short-term promissory notes. Such shares were recorded as a debt discount.

The debt discounts described above were originally amortized over the extended terms of the related notes. As a result of the note conversions described below and in Note 10, such discounts were eliminated as a result of the conversions.

During the year ended September 30, 2010, the Company issued $145,000 of convertible debentures that are convertible into common stock of the Company at variable conversion rates that provide a fixed return to the note-holder. Under the terms of the notes, however, the Company could be required to issue additional shares in the event of default. The Company applied the provisions of ASC Topic 815, “Derivatives and Hedging” and determined that the conversion option should be bifurcated from the notes and valued separately. This conversion option has been recorded as a derivative liability, is being amortized over the terms of the related notes, and is carried at fair value in the accompanying balance sheet. During the year ended September 30, 2010, the change in the fair value of this derivative liability amounted to ($5,188).

As more fully described in Note 10, convertible note-holders owed $1,482,413 (including interest) accepted the Company’s offer to convert their debt into 26,749,403 shares of common stock during the year ended September 30, 2010.

Note 9 – Subordinated Notes

At September 30, 2010 and 2009, subordinated notes amounted to $56,615 and $482,492, respectively. Such Subordinated Debentures (which are unsecured) matured on December 31, 2008, bear interest at the rate of 10% per annum, and are subordinated to certain notes described in Note 8, above.

The Company is seeking to renegotiate the terms of these notes. The Company has not received any demand for payment on these notes.

As more fully described in Note 10, subordinated note-holders owed $480,159 (including interest) accepted the Company’s offer to convert their debt into 8,002,650 shares of common stock during the year ended September 30, 2010.

Note 10 – Note Conversions

During the year ended September 30, 2010, the Company issued 37,629,046 shares of common stock for conversion of debt in the amount of $2,071,668 (including interest). The conversions were effected as a result of the Company’s extension of an offer to substantially all of its note-holders to convert their outstanding notes, plus accrued interest, into common stock of the Company at a specific conversion price, generally $0.06 per share. Certain note-holders with rights to lower conversion prices were given the opportunity to convert their notes at proportionately reduced conversion prices. In connection with the conversion of such debt, the Company recognized a loss of $1,152,201 as more fully described in Note 11.

Note 11 – Gain on Settlement of Debt

For the years ended September 30, 2010 and 2009, gain on settlement of debt consisted of:

	2010	2009

Loss on conversion of debt	$(1,073,457)	$-
Gain on negotiated settlements	1,718,742	-
Other	85,852	3,616

Gain (loss) on settlement of debt	$731,137	$3,616

As described in Notes 8, 9 and 10, the Company converted certain notes payable into common stock during the year ended September 30, 2010, recognizing a loss of $1,073,457 as a result of the conversion.

In July 2010, Ascendiant Capital Group, LLC ("Ascendiant") sued the Company in Orange County Superior Court (later moved to Los Angeles County Superior Court) for failure to repay approximately $520,000 in debt owed by the Company to Ascendiant. This debt was incurred by the Company in the ordinary course of its business and was subsequently acquired from the original creditors by Ascendiant.  On August 18, 2010, the Company and Ascendiant entered into a Settlement Agreement pursuant to which the Company agreed to issue 4,000,000 shares of its common stock to Ascendiant in exchange for extinguishment of the claims against the Company and dismissal of the Litigation. On August 20, 2010, the presiding judge entered an Order Approving Settlement of Claim (the “Order”), pursuant to which the Settlement Agreement became binding on the Company and Ascendiant, and, on August 23, 2010, the Settlement Shares were issued to Ascendiant.

The terms and conditions of the issuance of the Settlement Shares were approved, after a hearing upon the fairness of such terms and conditions at which Ascendiant had the right to appear.  The issuance of the Settlement Shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(10) of such Act.

In connection with the Ascendient matter described above, as well as other negotiated settlements, the Company recognized a gain on settlement of debt in the amount of $1,718,742.

Note 12 – Warrant and Option Liability

The Company issued warrants as part of debt issuances, stock issuances, and services.  The warrants and options qualify as derivative instruments with the fair value of the warrants and options being $0 and $7,937,620 at June 30, 2010 and September 30, 2009, respectively.  The fair value was determined using the Black-Scholes option-pricing model utilizing the following assumptions:

September 30,
2009
Risk free rate of return	0.40% to 2.31%
Volatility	155% to 230%
Dividend yield	0%
Expected Term	1.45 to 4.73 years

In March, 2010, the Company received shareholder approval to increase the authorized number of commons shares which had the effect of eliminating the derivative liability.

The Company recognized a gain (loss) on the fair value of the warrant and option liability of $4,359,957 and ($631,781) for the years ended September 30, 2010 and 2009, respectively. The Company recognized a gain on the change in fair value of the beneficial conversion liability of $959,985 and $8,471,003 for the years ended September 30, 2010 and 2009, respectively.

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

Note 14 – Income Taxes

Through September 30, 2010, the Company incurred net operating losses for tax purposes of approximately $26,500,000. The net operating loss carry forward for federal and state purposes may be used to reduce taxable income through the year 2030. The availability of the Company's net operating loss carry forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The gross deferred tax asset balance as of September 30, 2030 is approximately $10,250,000.  A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured.   Components of the deferred tax assets are limited to the Company’s net operating loss carryforwards, and are presented as follows at September 30:

	2010	2009
Deferred tax assets (liabilities):
Net operating loss carryforwards	$10,250,000	$9,516,000
Deferred tax assets, net	10,250,000	9,516,000
Valuation allowance	(10,250,000)	(9,516,000)

Net deferred tax assets	$-	$-

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate are as follows for years ended September 30:

	2010		2009
	Amount	Rate	Amount	Rate

Tax expense at federal statutory rate	$1,157,000	34.0%	$1,708,000	34.0%
State taxes, net of federal benefit	209,000	6.1%	301,000	6.0%
Change in warrant and option liability	(1,700,000)	-49.9%	253,000	5.0%
Change in beneficial conversion liability	(374,000)	-11.0%	(3,388,000)	-67.4%
Other	(26,000)	-0.8%	(43,000)	-0.9%
Net operating loss carryforward	734,000	21.6%	1,169,000	23.2%
Tax expense at actual rate	$-	0.0%	$-	0.0%

Note 15 – Stockholders’ Equity

Common Stock

In March, 2010, the Company received shareholder approval to increase the number of common shares authorized from 150,000,000 to 600,000,000.  As of September 30, 2010 and 2009, the Company had 217,154,741 and 148,795,946 shares of common stock issued and outstanding, respectively. As of September 30, 2009, there were 481,900 shares of common stock subject to cancellation.

During the year ended September 30, 2010, the Company issued 12,628,318 shares of common stock (valued at $1,518,334 based on closing market prices), for services and for the extension of due dates for debt described in Notes 7 through 9. The Company also issued 37,629,046 shares of common stock for conversion of debt in the amount of $2,071,668 including interest.

During the year ended September 30, 2010, the Company issued 18,583,331 shares of common stock together with warrants to purchase 9,921,666 shares of common stock, for gross proceeds of $1,115,000 ($0.06 per share). The Company paid finders’ fees of $125,000 in connection with this investment. The warrants issued are exercisable at $0.17 per share and expire five years from the date of issuance.

Stock Options

A summary of the Company’s stock option activity:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	of Options	Price	Value	Life

Outstanding at October 1, 2009	19,301,316	$0.18	$287,356	3.02
Granted	5,200,000	0.09
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at September 30, 2010	24,501,316	$0.13	$-	2.55

Exercisable at September 30, 2010	24,501,316	$0.13	$-	2.55

Options outstanding and exercisable as of September 30, 2010:

		Weighted		Weighted
		Average		Average
		Remaining		Remaining
Exercise	Options	Contractual	Options	Contractual
Price	Outstanding	Life	Exercisable	Life
$0.06	3,700,000	4.46	3,700,000	4.46
$0.10	4,833,650	3.23	4,833,650	3.23
$0.12	6,450,940	0.55	6,450,940	0.55
$0.15	5,583,200	3.26	5,583,200	2.22
$0.25	3,933,526	2.21	3,933,526	2.21
	24,501,316	2.55	24,501,316	2.55

During the year ended September 30, 2010, the Company granted a total of 5,200,000 options to certain officer and directors. The options vested immediately upon grant and have a term of five years. The weighted average grant-date fair value of these options was $447,277.   The fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

•	risk free rate of return of 1.80% – 2.59%;
•	volatility of 207 – 219%;
•	dividend yield of 0%; and
•	expected term of 5 years.

During the year ended September 30, 2010, the Company amended the terms of 2,400,000 options granted to its Chief Executive Officer and Chief Financial Officer, and 4,833,650 options granted to former Directors. The officers’ options had an original exercise price of $0.15 per share, and were re-priced to $0.06 per share. Directors’ options had original exercise prices of $0.15 - $0.25 per share and were re-priced to $0.10 per share. The Company compared the fair value of the options immediately before and immediately after the amendments, and determined that the excess fair value of $18,763 should be recorded as compensation expense.

Stock Warrants

A summary of the Company’s warrant activity:
		Weighted
		Average	Aggregate
	Number	Exercise	Intrinsic
	of Warrants	Price	Value
Outstanding at October 1, 2009	39,699,099	$0.18	$850,320
Granted	25,539,721	0.17
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of September 30, 2010	65,238,820	$0.18	$-

Exercisable as of September 30, 2010	65,238,820	$0.18	$-

Warrants outstanding and exercisable as of September 30, 2010:
			Weighted
			Average
			Remaining	Weighted Average
Exercise	Warrants	Warrants	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable

$0.10	11,850,000	11,850,000	1.72	$0.10	$0.10
$0.15	2,107,667	2,107,667	4.08	$0.15	$0.15
$0.17	8,333,333	8,333,333	4.72	$0.17	$0.17
$0.18	850,000	850,000	2.29	$0.18	$0.18
$0.25	21,029,312	21,029,312	2.38	$0.25	$0.25
$0.30	6,128,787	6,128,787	2.34	$0.30	$0.30

During the year ended September 30, 2010, the Company completed offerings of $400,000 in principal amount of convertible debentures to a group of institutional and accredited investors.  As part of the above offering, the Company issued warrants to purchase 2,266,667 shares of common stock at exercise prices of $0.15 to $0.25 per share, which expire five years from date of grant. As described in Note 14, the Company also issued warrants to purchase 9,921,666 shares of common stock at an exercise price of $0.17 per share in connection with equity financing. As described in Note 10, the Company issued warrants to purchase 9,814,722 shares of common stock at exercise prices ranging from $0.06 to $0.12 per share in connection with debt conversions.

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

On December 22, 2009, the Company vacated the administrative offices and manufacturing facility. The Company has reached an agreement with the lessor relating to the future aggregate minimum annual lease payments arising from this lease agreement.

For the years ended September 30, 2010 and 2009, rent expense under this operating lease amounted to $30,495 and $117,360, respectively.

As of September 30, 2010, the Company does not have any lease commitments.

Note 17 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2010, the Company has incurred cumulative losses of $25,599,067 including net income for the year ended September 30, 2010 of $3,291,470. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including salaries, debt service and normal operating expenses, it plans to sell additional units of its water treatment system, and to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

As mentioned in Notes 7, 8, and 9, the Company has short-term promissory notes, convertible notes, and subordinated debentures some of which have matured. The Company is in the process of renegotiating the terms of the notes with the note holders to extend the maturity date. If the Company is unsuccessful in extending the maturity date, the Company may not be able to continue as a going concern. The Company is continuing its efforts to obtain customers for its products, expanding its sales efforts worldwide as well as expanding the industries it targets for possible customers. The Company also has future plans for additional products, and revisions to its current products. In support of this the Company plans to hire additional personnel who have the industry experience and the training so that they can be immediately effective in the building of the Company. The Company has also made changes to its manufacturing capabilities and believes that it can effectively outsource most if not all of its engineering, design, production and service to contract manufacturers and other professional firms. This would reduce costs and improve the quality of its products. It is also continuing to seek additional investment capital in the form of debt or equity to sustain continued operations, and considering certain changes to its capital structure to become more attractive to potential investors and business partners. Last, to manage these activities the Company has hired new senior management who have the manufacturing, finance and public company experience necessary to manage the Company.

Note 18 – Supplemental Cash Flow Information

During the year ended September 30, 2010:

•	The Company issued 37,629,046 shares of common stock for in connection with the conversion of certain notes payable.

•	The Company issued 640,000 shares of common stock, having a value of $555,980, in connection with extending the due dates of certain notes payable.

•	The Company issued 11,988,318 shares of common stock for services. The fair value of the common stock on the date of issuance was $962,354.

During the year ended September 30, 2009:

•
The Company issued 7,819,419 shares of common stock for the settlement of outstanding debt in the amount of $306,139 in principal and $71,303 of accrued interest, $28,400 of late fees and penalties, and $75,000 of liquidated damages.

•
The Company issued 500,000 shares of common stock for the settlement of outstanding debt due to a related party in the amount of $7,000 in principal and $1,816 of accrued interest and also received $5,000 in cash that resulted in a loss on debt settlement of $16,184.

•	The Company issued 833,333 shares of common stock for the purchase of machinery and equipment from RJ Metal, Inc. having a value of $125,000.

•	The Company issued 1,200,139 shares of common stock for legal services having a value of $180,014. The fair value of the common stock on the date of issuance was $226,229.

Note 19 – Related Party Transactions

During the year ended September 30, 2009, the Company entered into an agreement to purchase machinery and equipment with a fair value of $125,000 from RJ Metal, Inc. The Company issued 833,333 shares of common stock for payment of the purchase of machinery and equipment. The purchase qualified as a related party transaction as the Company’s former Chief Executive Officer and director, was also a director, officer and significant stockholder of RJ Metal, Inc.

Note 20 – Subsequent Events

Settlement with Ascendiant Capital - On October 27, 2010, Ascendiant Capital Group, LLC (the “Claim Holder”) sued the Company (the “Litigation”) in Los Angeles County Superior Court (the “Court”) for failure to repay approximately $1.9 million in debt owed by the Company to the Claim Holder. This debt was incurred by the Company in the ordinary course of its business and was subsequently acquired from the original creditors by the Claim Holder. On November 24, 2010, the Company and the Claim Holder entered into a Settlement Agreement pursuant to which the Company agreed to issue 5,800,000 shares of its common stock (the “Settlement Shares”) to the Claim Holder in exchange for extinguishment of the debt and dismissal of the Litigation.  The Court approved the terms and conditions of the issuance of the Settlement Shares after a hearing upon the fairness of such terms and conditions on December 17, 2010. Accordingly, the issuance of the Settlement Shares has been exempted from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(10) of such Act.

Sale of Equity - The Company entered into a financing for the purchase and sale of an aggregate of 3,666,667 units at a purchase price of $0.06 per unit for a total financing of $220,000.00 (the “Financing”). The closing took place on December 13, 2010. Each unit consisted of one (1) restricted share of common stock of the Company and a warrant to purchase the number of shares of Common Stock equal to the number of units purchased by the investor multiplied by fifty percent (50%), for a total of 1,833,333 shares available for purchase through the warrants. The warrants are valid for a period of 5 years from the closing date and are exercisable at a price of $0.17 per share. The investors are accredited investors with no relationship to the Company other than as an investor in the Financing.

Amendment to Employment Contracts - Effective January 1, 2011 we amended our employment agreements with James R. Currier (our Chief Executive Officer) and with David R. Wells (our President and Chief Financial Officer). We have agreed to increase the base pay to each of Mr. Currier and Mr. Wells a salary from $180,000 per year to $200,000 per year for calendar 2011, and have agreed to further adjustments in 2012 and 2013 targeted at $225,000 and $250,000 respectively.  Each of Mr. Currier and Mr. Wells will be eligible to receive a performance bonus at the discretion of the Board, which, if granted, will be payable either in cash or shares of Common Stock at a price equal to 80% of the VWAP for the applicable period.  We also have granted to each executive an option to purchase 1,000,000 shares of our common stock at a price of $0.07 per share, and 1,000,000 shares of our common stock at a price of $0.09 per share, and 1,000,000 shares of our common stock at a price of $0.12 per share, and 1,000,000 shares of our common stock at a price of $0.15 per share, all of which vest immediately upon receipt.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2010, our disclosure controls and procedures were effective.

Remediation of Material Weaknesses

During the period ending September 30, 2010 we completed the following activities to correct deficiencies that were previously reported:

1.           We have completed written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act.  Management prepared written documentation of our internal controls and procedures based on our assessment of our disclosure controls and procedures.

2.           We have retained additional personnel, both full time employees and contractors, to make certain that we have in place operating and administrative processes that ensure all material events are reported both timely and accurately.

3.           We have retained additional personnel and corrected our procedures so that existing personnel can properly perform the review and supervision procedures for financial reporting functions. The review and supervision function of internal control relates to the accuracy of the financial information reported. The failure to review and supervise could allow the reporting of inaccurate or incomplete financial information.

Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of September 30, 2010 management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting issuers.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2010, the Company has retained an additional consultant and hired additional internal personnel with financial reporting expertise to oversee and prepare the Company’s financial reporting. The changes made by these individuals to our internal control over financial reporting included the following:

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

Name	Age	Position	Director Since

James R. Currier	64	Chief Executive Officer and Chairman	December, 2009
David R. Wells	48	President, Chief Financial Officer and Director	December, 2009
James Alexander	70	Director	March, 2009
Frank Power	59	Director	March, 2009
William A. Retz	70	Director	June, 2010
Johan Perslow	67	Director	June, 2010

James R. Currier.  James R. Currier is the Chairman of the board of directors and Chief Executive Officer of Sionix Corporation. From July 2007 Mr. Currier has been the managing partner of a private company with interests in a bio-mass conversion technology involving the mechanical disaggregation of certain bio-wastes into energy and thermal feedstock, edible fiber, pure hydrogen, C5 sugars, and other recoverable elements contained in bio-wastes of high cellulosic and starch content (principally sugar cane bagasse). From January 2004 to December 2005 he was a founder and CFO of Fireaway LLC, a manufacturer of fire protection, suppression, and extinguishing systems using a revolutionary method of interrupting the chemical chain reaction inherent to fire without eliminating oxygen, heat, or the fuel elements of the fire triangle. In both positions, Currier was responsible for the acquisition and licensing of highly proprietary non-American based technologies and securing start-up financing. During the period from January 2006 to July 2007, Mr. Currier was retired.  Mr. Currier’s experience in acquiring and licensing technologies and in managing the operations of biotechnology companies led management to believe that he should serve as a director.

Mr. Currier earned a BA in Political Science and Economics from Western Illinois University in 1973. Mr. Currier joined the Board due to his role as CEO, and his extensive work with international companies, his manufacturing experience, and his experience managing rapidly growing public companies.

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

Mr. Wells earned a BA in Finance and Entrepreneurship from Seattle Pacific University, and holds an MBA from Pepperdine University. Mr. Wells joined the Board due to his role as President and CFO, and his experience managing rapidly growing public companies.

James Alexander.  Mr. Alexander joined our board in March 2009. From January 1993 to the present, Mr. Alexander has been the General Manager of Alexander Energy, a Nevada general partnership.  Alexander Energy engages in the purchase and management of oil and gas resources, including exploration and production.  Mr. Alexander received a Bachelor of Business Administration from the University of Oklahoma. Mr. Alexander remains on our Board due to his history with the Company.

Frank Power.  Mr. Power joined our board in March 2009. Mr. Power is a 28-year veteran of the aerospace industry.  He has served in a number of executive positions with Sonfarrel Inc. beginning in 1981.  His background covers manufacturing management, operations, sales, and marketing.  He has managed millions of dollars in defense contracts with all of the Tier 1 defense contractors in the United States.  He is a Lean expert, Six Sigma, and an expert in continuous improvement methodology. Mr. Power joined and remains on our Board due to his extensive manufacturing experience, and his knowledge of the history of the Company.

Rear Admiral William A. Retz, USN (Ret).  Rear Admiral William “Bill” Retz joined our board in May 2010. Mr. Retz has been an independent consultant since 2005. Prior to that he has been employed by ARAMARK from 1996 to 1999, and was the Chief Executive Officer of NOFIRE Technologies from 2000 to 2005, a publicly traded company specializing in the manufacture of fire retardant coatings and engineered products.  Mr. Retz began his career in the United States Navy where he served for over 32 years as a Surface Warfare Officer, and earned the rank of Rear Admiral prior to his departure in 1995. His experience included commands at sea at the ship (USS Stump DD978), squadron (DESRON 22) and group (SURFGRUMIDPAC) level.  Ashore he worked predominately in the area of personnel/manpower management where he was a proven specialist and included two flag tours at the Bureau level.  He served with the river patrol forces in Vietnam, the amphibious forces during the 1973 Middle East crisis and in the Persian Gulf.  Mr. Retz joined our Board due to his experience with rapidly growing public companies, his experience and relationships within the government.

Johan Perslow.  Mr. Perslow joined our board in May 2010. Since 1980 Johan Perslow has founded and remains a key executive of three businesses: PACE, PERC, and Pacific Aquascape.  He is a leading engineer in the water resources industry, a businessman, and an inventor.  Mr. Perslow has been the principal designer, consultant, and construction manager for more than 800 state-of-the-art water-resource projects including recycled water systems, natural-based stormwater management and flood control systems, lake and pumping systems, irrigation-optimization systems, and tertiary water reclamation facilities.  He has also been involved with the structural design of numerous interstate highway bridges and other complex structures such as a replacement design proposal for the World Trade Center in New York City. Mr. Perslow joined our Board due to his extensive experience in water management, treatment, solution engineering and design, and due to his successes in building and growing several companies.

None of our directors has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Director Compensation

The following table sets forth certain information concerning compensation granted to our directors during the 2009 and 2010 fiscal year.  No options were exercised by our directors during the last fiscal year.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Warrant/ Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation	Other	Total

James R. Currier	2010 2009	- -	- -	- -	- -	- -	- -	- -	(1)
David R. Wells	2010 2009	- -	- -	- -	- -	- -	- -	- -	(1)
James Alexander	2010 2009	- -	- -	- -	- -	- -	- -	- -
Frank Power	2010 2009	- -	- -	- -	- -	- -	- -	- -
William A. Retz	2010 2009	- -	- -	- -	- -	- -	- -	- -
Johan Perslow	2010 2009	- -	- -	- -	- -	- -	- -	- -
Rodney Anderson	2010 2009	- -	- -	28,303 41,847	- -	- -	- -	28,303 41,847	(2) (3)
John Pavia	2010 2009	- -	- -	- 117,156	- -	- -	- -	- 117,156	(4)

(1) Mr. Currier and Mr. Wells do not receive compensation for participation on the board of directors. Both were appointed to the board of directors on December 16, 2009.
(2) The value of this award was computed using the Black Scholes Option Pricing Model using the following assumptions: risk free interest rate of 0.87%, expected volatility of 157%, dividend yields of 0% and expected term of 5 years.
(3) The value of this award was computed using the Black Scholes Option Pricing Model using the following assumptions: risk free interest rate of 3.22%, expected volatility of 99.86%, dividend yields of 0% and expected term of 5 years.
(4) The value of this award was computed using the Black Scholes Option Pricing Model using the following assumptions: risk free interest rate of 2.09%, expected volatility of 211%, dividend yields of 0% and expected term of 5 years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder require our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the 2010 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

Name and Title	Form	Transactions

James R. Currier, Chief Executive Officer and director	3 and 4	Mr. Currier was appointed as a director in December 2009 but failed to timely file a Form 3. He also failed to timely file 2 Form 4s covering 4 transactions.
James W. Alexander, director	4
Mr. Alexander failed to timely file Form 4s disclosing 7 transactions in which he engaged between August 26, 2010 and September 21, 2010.  Mr. Alexander filed a Form 4 disclosing all of these transactions on September 30, 2010.

David R. Wells, President, Chief Financial Officer and director	3 and 4	Mr. Wells was appointed as a director in December 2009 but failed to timely file a Form 3. He also failed to timely file 4 Form 4s covering 4 transactions.

William Retz, director	3	Mr. Retz was appointed as a director in June 2010, but failed to timely file a Form 3.

Johan Perslow, director	3	Mr. Perslow was appointed as a director in June 2010, but failed to file a Form 3.

Frank Power, director	3	Mr. Power was appointed as a director in March 2009, but failed to file a Form 3.

Code of Ethics

The Company had not adopted a code of ethics as of September 30, 2010 due to a lack of financial resources.  The Company expects that a code of ethics will be adopted during the 2011 fiscal year.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table and discussion sets forth information with respect to all compensation awarded to, earned by or paid to our chief executive officer and up to two of our executive officers whose annual salary and bonus exceeded $100,000 during our last two completed fiscal years (collectively referred to in this discussion as the “named executive officers”).  Rodney Anderson resigned as our Chief Executive Officer on December 16, 2009 and Robert Hasson resigned as our Chief Financial Officer on December 16, 2009.

Name/					Warrant/	Non-Equity	Non-Qualified
Principal				Stock	Option	Incentive Plan	Deferred
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Other	Total

James R. Currier	2010	$142,500	$20,000	$-	$111,038	$-	$-	$6,000	$168,500	(1)
Chief Executive Officer	2009	-	-	-	-	-	-	-	-

David R. Wells	2010	157,500	20,000	-	111,038	-	-	6,000	183,500	(1)
President and Chief Financial Officer	2009	-	-	-	-	-	-	-	-

James J. Houtz	2010	-	-	-	-	-	-	-	-
Former Chief Executive Officer	2009	37,500	-	-	-	-	-	6,325	-	(2)
President

Rodney Anderson	2010	-	-	-	-	-	-	-	-
Former Interim Chief Financial Officer,	2009	64,458	-	-	31,385	-	-	-	95,843	(3)(4a)(4b)
and Chief Executive Officer and President

Robert Hasson	2010	-	-	-	-	-	-	-	-
Former Interim Chief Financial Officer	2009	69,416	-	-	21,795	-	-	7,161	98,372	(4b)(5a)(5b)

(1) Other compensation is for automobile allowance.
(2) James Houtz was terminated as Chief Executive Officer and President on February 26, 2009. There were salary payments subsequent to the resignation.
(3) Rodney Anderson was Interim Chief Financial Officer from October 15, 2008 to February 26, 2009. He was appointed as Interim Chief Executive Officer effective February 26, 2009. His resignation as CEO was effective December 16, 2009.

(4a) Salary includes accrued wages of $2,500.
(4b) The value of the stock options vested.
(5) Robert Hasson was appointed as Interim Chief Financial Officer on March 11, 2009, and resigned as of December 16, 2009.
(5a) Salary includes accrued wages of $2,693.
(5b) Other compensation is for medical reimbursement.

We have had limited cash resources to pay the full salaries to our executive officers as they have come due.  On occasion, in lieu of cash, we have paid our executive officers with awards of stock options.  For example, during 2009, we paid $61,958 in salary to Mr. Anderson and accrued $2,500. As of September 30, 2010 all officers and employees were paid in cash all accrued wages due to them through that date.

During the year ended September 30, 2010 we have implemented a compensation program for our employees consisting of base salary, cash bonuses and awards of stock options or restricted stock.  We believe that a combination of cash, options for the purchase of common stock, or grants of restricted stock will allow us to attract and retain the services of the individuals who will help us achieve our business objectives, thereby increasing value for our shareholders.  We grant options or restricted stock because we believe that share ownership by our employees is an effective method to deliver superior stockholder returns by increasing the alignment between the interests of our employees and our shareholders. No employee is required to own common stock in our Company.

In setting the compensation for our officers, we look primarily at the person’s responsibilities, at salaries paid to others in businesses comparable to ours, at the person’s experience and at our ability to replace the individual.  We expect the salaries of our executive officers to remain relatively constant unless the person’s responsibilities are materially changed.  During the 2009 and 2010 fiscal years, we have periodically accrued salaries for our executive officers.  It is possible that we will again be unable to pay these salaries in a timely manner until we begin to generate additional cash from sales of our products or we arrange continued financing in the form of equity sales or debt instruments.

We also expect that we may pay bonuses in the future to reward exceptional performance, either by the individual or by the Company.

The following table sets forth certain information concerning stock option awards granted to our executive officers as of September 30, 2010.  No options were exercised by our executive officers during the last fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS
	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration	Number of Shares or Units of Stock that Have Not	Market Value of Shares or Units of Stock that Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested	Not Vested	Not Vested

James R. Currier	400,000	--	400,000	$0.06	12/15/2009	--	--	--	--
David R. Wells	400,000	--	400,000	$0.06	12/15/2009	--	--	--	--
James R. Currier	400,000	--	400,000	$0.06	12/31/2009	--	--	--	--
David R. Wells	400,000	--	400,000	$0.06	12/31/2009	--	--	--	--
James R. Currier	400,000	--	400,000	$0.06	4/1/2010	--	--	--	--
David R. Wells	400,000	--	400,000	$0.06	4/1/2010	--	--	--	--
James R. Currier	400,000	--	400,000	$0.06	7/1/2010	--	--	--	--
David R. Wells	400,000	--	400,000	$0.06	7/1/2010	--	--	--	--

Employment Agreements

On December 16, 2009 we entered into employment agreements with James R. Currier to become our Chief Executive Officer and with David R. Wells to become our President and Chief Financial Officer. We have agreed to pay to each of Mr. Currier and Mr. Wells a salary of $180,000 per year.  Each of Mr. Currier and Mr. Wells will be eligible to receive a performance bonus of up to 50% of their annual compensation, which, if earned, will be paid one-half in cash and one-half in shares of the Company’s common stock.  The performance bonus will be paid upon the executive’s achieving certain objectives during the 2010 fiscal year.  We also have granted to each executive an option to purchase 400,000 shares of our common stock at a price of $0.15 per share (and subsequently repriced to $0.06), and for the first year will grant an additional option to purchase 400,000 shares of our common stock at the beginning of each fiscal quarter at a price equal to the trailing VWAP of our common stock as quoted on the OTCBB, but in any event no less than $0.15 per share.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 17, 2010, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 17, 2010 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class of Security	Name and Address (1)	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock
Common Stock	David R. Wells, President, CFO and Director	2,400,000	(2)	1.06%
Common Stock	James R. Currier, Chairman and Chief Executive Officer	2,400,000	(2)	1.06%
Common Stock	James Alexander, Director	3,037,100	(3)	1.34%
Common Stock	William Retz, Director	5,000	(4)	0.00%

(1) The address for each of our officers and directors is 2801 Ocean Park Blvd., Suite 339, Santa Monica, California 90405.
(2) Consists of an option grant as a result of employment contract dated December 16, 2009.
(3) Consists of common shares purchased either in the open market, or directly from the Company.
(4) Consists of common shares purchased in the open market.

For information relating to securities authorized for issuance under our equity compensation plans, please see Part II, Item 5 of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Using the definition of “independent” set forth in Section 803A of the Rules of NYSE Amex, we have determined that 3 of our directors, James Alexander, Frank Power, and William A. Retz, are independent.

Described below are certain transactions or series of transactions that occurred from October 1, 2008 through the date of this report (the “Period Reported”) between us and our executive officers, directors and the beneficial owners of 5% or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

In March, 2010 we announced a strategic alliance agreement with Pacific Advanced Civil Engineering, Inc. (PACE), an advanced water engineering firm headquartered in Fountain Valley, CA. Under this agreement, PACE has provided continuous engineering oversight of our application specific MWTU and MWTS.  We have also entered into an exclusive services agreement with PERC Water Corporation (PERC), a water recycling and water asset management company headquartered in Costa Mesa, CA.  Under the agreement, PERC has the exclusive right to supply logic controls, including the software, hardware, firmware, panels and networks, including Ethernet, Wi-Fi and/or satellite based telemetry.  Johan Perslow, the founder of both PACE and PERC, joined the Board of Directors of Sionix in June, 2010.

On October 14, 2008, we entered into an agreement with RJ Metal, Inc., a company controlled by one of our directors, Rodney Anderson, to purchase equipment valued at $125,000 in consideration of an aggregate of 833,334 shares of our common stock.  Mr. Anderson received 300,000 of the shares issued.  The market value of our common stock on October 14, 2008 was $0.13 per share.

On November 11, 2008, we entered into a Termination, Separation and Release Agreement (the “Separation Agreement”) with Richard H. Papalian, our former chief executive officer, pursuant to which we and Mr. Papalian mutually agreed to terminate Mr. Papalian’s Employment Agreement dated December 19, 2007, and agreed that such termination would be deemed neither a termination by us for “Cause” nor a termination by Mr. Papalian for “Good Reason”, as those terms are defined in the Employment Agreement, and agreed to a mutual general release of any claims arising from Mr. Papalian’s service as an officer and director.  Mr. Papalian agreed to forfeit all unvested stock options granted to him pursuant to the Notice of Grant of Stock Option dated December 19, 2007, leaving him with a vested option to purchase 2,933,526 shares of our common stock at an exercise price $0.25 per share, after giving effect to anti-dilution adjustments to which Mr. Papalian was entitled pursuant to his Stock Option Agreement dated December 19, 2007.  In addition, we agreed to grant Mr. Papalian a fully vested 5-year option to purchase 3,500,000 shares of our common stock at an exercise price of $0.15 per share in consideration of Mr. Papalian’s acceptance of the Separation Agreement. The fair value of the option on November 11, 2008 was $238,244 at the date of grant and was calculated using the Black Scholes option valuation model with the following assumptions: risk free interest rate of 1.16%, expected volatility of 89.31%, dividend yields of 0% and expected term of 5 years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

	2010	2009

Fee Category:
Audit fees	$97,500	$114,000
Tax fees	-	7,000
All other fees	-	-

	$97,500	$121,000

The following is a summary of the fees billed to us by Kabani & Company, Inc. and Windes & McClaughry Accountancy Corporation for professional services rendered for the fiscal years ended September 30, 2010 and 2009:

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

PART IV

ITEM 15.  EXHIBITS.

The following exhibits are filed herewith or incorporated by reference:

No.	Description

2.1	Agreement and Plan of Merger dated July 1, 2003 (1)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
10.1	Form of Securities Purchase Agreement, dated as of June 18, 2007, between the registrant and certain investors (2)
10.2	Form of Convertible Debenture, dated as of June 18, 2007, issued by the registrant to certain investors. (2)
10.3	Form of Registration Rights Agreement, dated as of June 18, 2007, between the registrant and certain investors (2)
10.4	Form of Warrant, dated as of June 18, 2007, issued by the registrant to certain investors. (2)
10.5	Termination Agreement dated March 14, 2008 between the registrant and the shareholders of RJ Metals, Inc. (4)*
10.6	Indemnification Agreement between the registration and Richard H. Papalian (3)**
10.7	Notice of Grant of Stock Option to David Ross (5)**
10.8	Stock Option Agreement between the registrant and David Ross (5)**
10.9	Notice of Grant of Stock Option to Rodney Anderson (5)*
10.10	Stock Option Agreement between the registrant and Rodney Anderson (5)**
10.11	Form of Securities Purchase Agreement for 12% Convertible Debentures (6)
10.12	Sionix Corporation 12% Convertible Debenture due July 29, 2009 (6)
10.13	Form of Common Stock Purchase Warrant dated July 29, 2008 (6)
10.14	Form of Unit Offering Securities Purchase Agreement (7)
10.15	Form of Common Stock Purchase Warrant (7)
10.16	Amended and Restated Promissory Notes with Calico Capital Management LLC, BRAX Capital LLC and Gene Salkin (8)
10.17	Second Amended and Restated Convertible Promissory Notes dated March 17, 2008 with Calico Capital Management LLC, BRAX Capital LLC and Gene Salkin (9)
10.18	Form of Securities Purchase Agreement for 10% Debentures (10)
10.19	Form of Subordinated 10% Debenture (10)
10.20	Form of Common Stock Purchase Warrant (10)
10.21	Consulting Agreement dated February 21, 2008 between the registrant and John H. Foster, Ph.D. (11)**
10.22	Notice of Grant of Stock Option to John H. Foster (11)**
10.23	Stock Option Agreement between the registrant and Dr. John H. Foster (11)**
10.24	Consulting Agreement dated February 21, 2008 between the registrant and Dr. W. Richard Laton (11)**
10.25	Notice of Grant of Stock Option (11)
10.26	Stock Option Agreement between the registrant and Dr. W. Richard Laton (11)**
10.27	Letter Agreement dated October 14, 2008 between the registrant and RJ Metals Inc. (5)**
10.28	Waiver and Amendment Agreement dated August 13, 2009 between the registrant and all current and past holders of Secured Convertible Promissory Notes issued by the registrant (12)
10.29	Waiver, Consent and Securities Modification Agreement dated October 22, 2009 by and among the registrant and investors who hold debentures and warrants issued by the registrant (13)
10.30	Employment Agreement dated December 16, 2009 between the registrant and James R. Currier (14)*
10.31	Employment Agreement dated December 16, 2009 between the registrant and David R. Wells (14)*
10.32	Form of Securities Purchase Agreement for December 2009 10% Debentures (14)
10.33	Form of Subordinated 10% Debenture (14)
10.34	Form of Common Stock Purchase Warrant (14)
10.35	System Purchase Agreement dated August 6, 2010 between the registrant and Wenning Poultry, Inc. (16)
10.36	Settlement Agreement dated August 18, 2010 between the registrant and Ascendiant Capital Group, LLC (15)
10.37	Form of Securities Purchase Agreement entered into on August 4, 2010 (16)
10.38	Form of Warrant Agreement entered into on August 4, 2010 (16)
10.39	Form of Securities Purchase Agreement entered into on August 30, 2010 (16)
10.40	Form of Warrant Agreement entered into on August 30, 2010 (16)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes a contract with a current member of management.

** Denotes a contract with a former member of management.

(1) Incorporated by reference from registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on July 15, 2003, and incorporated herein by reference.

(2) Incorporated by reference from registrant's Quarterly Report on Form 10-QSB, file no. 002-95626-D, filed with the Commission on August 14, 2007, and incorporated herein by reference.

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

(14) Incorporated by reference from the registrant’s Annual Report on Form 10-K, file no. 002-95626-D, filed with the Commission on January 13, 2010.

(15) Incorporated by reference from the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on August 23, 2010.

(16) Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIONIX CORPORATION

January 7, 2011	By:	/s/ James R. Currier
James R. Currier
Chief Executive Officer

January 7, 2011	By:	/s/ David R. Wells
David R. Wells
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ James R. Currier	Chief Executive Officer and Chairman	January 7, 2011
James R. Currier

/s/ David R. Wells	President, Chief Financial Officer and Director	January 7, 2011
David R. Wells

/s/ James Alexander	Director	January 7, 2011
James Alexander

/s/ Frank Power	Director	January 7, 2011
Frank Power

/s/ William A. Retz	Director	January 7, 2011
William A. Retz

/s/ Johan Perslow	Director	January 7, 2011
Johan Perslow