Form 10-Q
period 2010-12-31
SIONIX CORP
filed 2011-02-14
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number: 002-95626-D

SIONIX CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0428526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

914 Westwood Blvd., Box 801 Los Angeles, California	90024
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (704) 971-8400

2801 Ocean Park Blvd., Suite 339
Santa Monica, CA 90405
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 2, 2011 the number of shares of the registrant’s classes of common stock outstanding was 242,131,558.

PART I, ITEM 1.  FINANCIAL STATEMENTS.

Sionix Corporation
Balance Sheets
(Unaudited)

	As of December 31,	As of September 30,
	2010	2010

ASSETS

Current assets:
Cash and cash equivalents	$152,996	$23,084
Other receivable	2,610	1,500
Inventory	700,731	579,160
Other current assets	83,431	11,750
Total current assets	939,768	615,494
Non-current assets:
Property and equipment, net	39,922	38,599

Total assets	$979,690	$654,093

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$112,778	$215,842
Accrued expenses	716,874	943,485
Deferred revenue	619,832	300,000
Notes payable - related parties	27,000	27,000
Convertible notes, net of debt discount	1,459,073	1,470,776
10% subordinated convertible notes	56,615	56,615
Shares to be issued	4,800	-
Derivative liability	48,713	137,053
Total current liabilities	3,045,685	3,150,771

Stockholders' deficit:
Preferred stock, $0.001 par value, (10,000,000 shares authorized at December 31, 2010)	-	-
Common stock, $0.001 par value, (600,000,000 shares authorized; 241,649,678 and 217,154,741 shares issued and outstanding at December 31, 2010 and September 30, 2010, respectively)	241,650	217,155
Additional paid-in capital	24,522,013	22,885,234
Accumulated deficit	(26,829,658)	(25,599,067)
Total stockholders' deficit	(2,065,995)	(2,496,678)

Total liabilities and stockholders' deficit	$979,690	$654,093

The accompanying notes are an integral part of these unaudited condensed financial statements.

Sionix Corporation
Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2010	2009

Net revenues	$-	$1,620,000

Cost of sales	-	1,091,500

Gross profit	-	528,500

Operating expenses
General and administrative	649,610	252,755
Sales and marketing	84,270	-
Research and development	81,627	110,943
Depreciation and amortization	1,804	6,869
Total operating expenses	817,311	370,567

(Loss) income from operations	(817,311)	157,933

Other income (expense)
Interest expense and financing costs	(105,192)	(84,010)
Gain (loss) on change in fair value of:
Derivative liability	(5,557)	-
Warrant and option liability	-	4,006,604
Beneficial conversion liability	-	866,390
Legal settlements	(236,821)	-
Loss on settlement of debt	(65,710)	-
Loss on lease termination	-	(197,455)
Loss on asset disposition	-	(11,217)
Total other income (expense)	(413,280)	4,580,312

(Loss) income before income taxes	(1,230,591)	4,738,245
Net (loss) income attributable to common shareholders	$(1,230,591)	$4,738,245

Basic (loss) income per share	$(0.01)	$0.03
Diluted (loss) income per share	$(0.01)	$0.03

Basic weighted average number of shares of common stock outstanding	226,576,360	148,314,046
Diluted weighted average number of shares of common stock outstanding	226,576,360	167,051,458

The accompanying notes are an integral part of these unaudited condensed financial statements.

Sionix Corporation
Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
	2010	2009

Cash flows from operating activities
Net (loss) income	$(1,230,591)	$4,738,245
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation	1,804	6,869
Amortization of beneficial conversion feature and debt discounts	58,695	-
Share based payments	154,848	70,762
Common stock issued for services	464,171	19,000
(Gain) loss on change in fair value of:
Derivative liability	5,557	-
Warrant and option liability	-	(4,006,604)
Beneficial conversion liability	-	(866,390)
Loss on settlement of debt	65,710	-
Loss on termination of lease	-	197,455
Impairment of property and equipment	-	11,217
(Increase) decrease in:
Inventory	(121,571)	1,069,460
Other current assets	(73,919)	18,708
Other assets	-	(2,400)
Increase (decrease) in:
Accounts payable	151,114	118,804
Accrued expenses	(223,611)	36,486
Deferred revenue	319,832	(1,620,000)
Net cash used by operating activities	(427,961)	(208,388)

Cash flows from investing activities:
Purchase of property and equipment	(3,127)	-
Cash flows from financing activities:
Borrowings	-	200,000
Common stock issued for cash	561,000	-
Net cash provided by financing activities	561,000	200,000

Net increase (decrease) in cash and cash equivalents	129,912	(8,388)
Cash and cash equivalents, beginning of period	23,084	22,982
Cash and cash equivalents, end of period	$152,996	$14,594

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$2,569	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Sionix Corporation
Notes to Condensed Unaudited Financial Statements

Note 1 – Organization and Description of Business

Sionix Corporation (the "Company") was incorporated in Utah in 1996.  The Company completed its reincorporation as a Nevada corporation effective, July 1, 2003. The reincorporation was completed pursuant to an Agreement and Plan of Merger between Sionix Corporation, a Utah corporation ("Sionix Utah"), and its wholly-owned Nevada subsidiary, Sionix Corporation ("Sionix Nevada"). Under the merger agreement, Sionix Utah merged with and into Sionix Nevada, and each share of Sionix Utah’s common stock was automatically converted into one share of common stock, par value $0.001 per share, of Sionix Nevada. The merger was effected by the filing of Articles of Merger, along with the Agreement and Plan of Merger, with the Secretary of State of Nevada.

The Company designs, develops, markets and sells turnkey stand-alone water management and treatment systems intended for use in several industries including oil & gas mining, agriculture, commercial, municipalities (both potable and wastewater), industry (both make-up water and wastewater), energy production and emergency response. As of February 10, 2011, our address for mailing purposes is 914 Westwood Blvd., Box 801, Los Angeles, California 90024.  Our telephone number is (704) 971-8400, and our website is www.sionix.com.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of our financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended September 30, 2010 and 2009.  The interim results for the period ended December 31, 2010 are not necessarily indicative of results for the full fiscal year.

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

Derivatives

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

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

The Company earned no revenues during the three months ended December 31, 2010 and earned revenues of $1,620,000 during the three months ended December 31, 2009.

Research and Development

The cost of research and development is expensed as incurred. Total research and development costs were $81,627 and $110,943 for the three months ended December 31, 2010 and 2009, respectively.

Stock-Based Compensation

The costs of all employee stock options, as well as other equity-based compensation arrangements, are reflected in the financial statements based on the estimated fair value of the awards on the grant date. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic net income or loss per share is computed by dividing the net income or loss available to common stock holders by the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants that are deemed “in the money” are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Also, under this method, convertible notes are treated as if they were converted at the beginning of the period.  The following is a reconciliation of the income (numerator) and number of shares (denominator) used in the basic and diluted earnings per share computations for the three months ended December 31, 2009. There was no difference between the basic and diluted weighted average shares or earnings for the three months ended December 31, 2010.

	For the Three Months Ended December 31, 2009
	Income (Numerator)	Weighted Average Number of Shares (Denominator)	Amount per Share

Basic Earnings Per Share
Income common stockholders	$4,738,245	148,314,046	$0.03

Effect of Dilutive Securities
Adjustment - gain on "in the money" warrants	(781,360)	1,871,053
Adjustment - gain on debt conversions and interest, net	(848,803)	16,866,359

Diluted Earnings Per Share
Adjusted income available to common stockholders	$3,108,082	167,051,458	$0.02

Recently Issued Accounting Pronouncements

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “Fair Value Measurements” ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which became effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position or results of operations.

In July 2010, the FASB issued an accounting update to provide guidance to enhance disclosures related to the credit quality of a company's financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users' evaluation of the nature of credit risk inherent in the company's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in the second quarter of fiscal 2011, and the revised discourses related to activities during the reporting period are effective for the Company beginning in the third quarter of fiscal 2011. The Company is currently evaluating the impact of this accounting update on its financial disclosures.

Note 3 – Property and Equipment

Property and equipment consisted of the following at:

	December 31,	September 30,
	2010	2010

Machinery and equipment	$41,726	$38,599
Less accumulated depreciation	(1,804)	-

Property and equipment, net	$39,922	$38,599

Depreciation expense for the three months ended December 31, 2010 and 2009 was $1,804 and $6,869, respectively.

Note 4 – Accrued Expenses

Accrued expenses consisted of the following at:

	December 31,	September 30,
	2010	2010

Accrued salaries	$96,892	$77,000
Interest payable	300,274	256,777
Claims payable	-	290,000
Other accrued expenses	319,708	319,708

Total accrued expenses	$716,874	$943,485

During the three months ended December 31, 2010, common stock valued at $290,000 was issued in settlement of certain claims payable, and $3,000 of accrued interest was included in the conversion of notes payable into common stock described in Note 10.

Note 5 – Deferred Revenue

In June 2010, the Company received an order for a Mobile Water Treatment System (“MWTS”), which required a deposit. As of December 31, 2010, the Company completed its design and manufacture of the system and put the unit in place. As of December 31, 2010 and September 30, 2010, customer deposits were $648,000 and $300,000, respectively. Such deposits are classified as deferred revenue and reported net of related deferred costs of $28,168 and $0 at December 31, 2010 and September 30, 2010, respectively.

Note 6 – Notes Payable – Related Parties

The Company received advances in the form of unsecured promissory notes from stockholders in order to pay ongoing operating expenses. These notes bear interest at rates up to 10% and are due on demand. As of both December 31, 2010 and September 30, 2010, such notes payable amounted to $27,000. Accrued interest on the notes amounted to $16,176 and $15,486 at December 31, 2010 and September 30, 2010, respectively, and is included in accrued expenses. Interest expense on these notes for the three months ended December 31, 2010 and 2009 amounted to $690 and $2,696, respectively. No demand for payment has been made as of December 31, 2010.

Note 7 – Convertible Notes

At December 31, 2010 and September 30, 2010, convertible notes payable amounted to $1,459,073 and $1,470,776, respectively, net of discounts of $28,511 and $111,808, respectively. The notes bear interest at 10% - 12% per annum, and are convertible into common stock of the Company at $0.15 - $0.25 per share (as well as variable conversion rates as described below). The notes are due at various dates through July, 2011 and are unsecured.

During the year ended September 30, 2010, the Company issued $145,000 of convertible debentures that are convertible into common stock of the Company at variable conversion rates that provide a fixed rate of return to the note-holder. Under the terms of the notes, however, the Company could be required to issue additional shares in the event of default. The Company applied the provisions of ASC Topic 815, “Derivatives and Hedging” and determined that the conversion option should be bifurcated from the notes and valued separately. This conversion option has been recorded as a derivative liability, is being amortized over the terms of the related notes, and is carried at fair value in the accompanying balance sheet. During the three months ended December 31, 2010, the change in fair value of this derivative liability amounted to $5,557.

During the three months ended December 31, 2010, convertible note holders who were owed $98,000 (including interest) elected to convert their debt into 3,597,932 shares of common stock.

Note 8 – 10% Subordinated Notes

At both December 31, 2010 and September 30, 2010, subordinated notes amounted to $56,615. Such Subordinated Debentures (which are unsecured) matured on December 31, 2008, bear interest at the rate of 10% per annum, and are subordinated to certain notes described in Note 7, above.

The Company is seeking to renegotiate the terms of these notes. The Company has not received any demand for payment on these notes.

Note 9 – Income Taxes

For the three months ended December 31, 2009, the accompanying Condensed Statements of Income reflect net income that is largely comprised of items that do not represent taxable income.

Note 10 – Stockholders’ Equity

Common Stock

The Company has 600,000,000 authorized shares of common stock, par value $0.001 per share. As of December 31, 2010 and September 30, 2010, the Company had 241,649,678 and 217,154,741 shares of common stock issued, respectively.

During the three months ended December 31, 2010, the Company issued 4,747,004 shares of common stock valued at $464,171 based on closing market prices, for services. The Company also issued 3,597,932 shares of common stock for conversion of debt in the amount of $98,000 including interest, and issued 5,800,000 shares of common stock in settlement of an accounts payable balance in the amount of $290,000.

During the three months ended December 31, 2010, the Company issued 10,350,000 shares of common stock together with warrants to purchase 5,174,998 shares of common stock, for gross proceeds of $621,000 ($0.06 per share). The Company paid finders’ fees of $60,000 in connection with this investment. The warrants issued are exercisable at $0.17 per share and expire five years from the date of issuance.

Employee Stock Options and Warrants

The following is a summary of the Company’s activity for employee stock options and warrants:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	of Options	Price	Value	Life

Outstanding at October 1, 2010	24,501,316	$0.13	$-	2.55
Granted	2,290,000	0.06
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at December 31, 2010	26,791,316	$0.12	$-	2.62

Exercisable at December 31, 2010	26,791,316	$0.12	$-	2.62

The following is information regarding options that were Outstanding and exercisable as of December 31, 2010:

		Weighted		Weighted
		Average		Average
		Remaining		Remaining
Exercise	Options	Contractual	Options	Contractual
Price	Outstanding	Life	Exercisable	Life
$0.06	5,990,000	4.46	5,990,000	4.46
$0.10	6,416,850	2.98	6,416,850	2.98
$0.12	6,450,940	0.30	6,450,940	0.30
$0.15	5,000,000	3.33	5,000,000	3.33
$0.25	2,933,526	1.96	2,933,526	1.96
	26,791,316	2.62	26,791,316	2.62

During the three months ended December 31, 2010, the Company granted a total of 2,290,000 warrants to certain officers and employees. The warrants vested immediately upon grant and have a term of five years. The weighted average grant-date fair value of these warrants was $118,306.   The fair value of these warrants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

•	risk free rate of return of 1.26 – 1.74%;
•	volatility of 190
•	dividend yield of 0%; and
•	expected term of 5 years.

During the three months ended December 31, 2010, The Company amended the terms of 1,583,200 options granted to former officers. The officers’ options had original exercise prices of $0.15 - $0.25 per share, and were re-priced to $0.10 per share. The Company compared the fair value of the options immediately before and immediately after the amendments, and determined that the excess fair value of $36,542 should be recognized as compensation expense.

Stock Warrants

The following is a summary of the Company’s warrant activity with non-employees:

		Weighted
		Average	Aggregate
	Number	Exercise	Intrinsic
	of Warrants	Price	Value
Outstanding at October 1, 2010	65,238,820	$0.18	$-
Granted	10,174,998	0.15
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of December 31, 2010	75,413,818	$0.18	$-

Exercisable as of December 31, 2010	75,413,818	$0.18	$-

The following is information regarding warrants that were outstanding and exercisable as of December 31, 2010:

			Weighted
			Average
			Remaining	Weighted Average
Exercise	Warrants	Warrants	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable

$0.06	1,000,000	1,000,000	4.62	$0.06	$0.06
$0.10	14,904,722	14,904,722	1.47	$0.10	$0.10
$0.12	5,760,000	5,760,000	2.73	$0.12	$0.12
$0.14	5,000,000	5,000,000	4.81	$0.14	$0.14
$0.15	2,107,667	2,107,667	3.83	$0.15	$0.15
$0.17	18,633,330	18,633,330	4.57	$0.17	$0.17
$0.18	850,000	850,000	2.04	$0.18	$0.18
$0.25	21,029,312	21,029,312	2.13	$0.25	$0.25
$0.30	6,128,787	6,128,787	2.08	$0.30	$0.30

	75,413,818	75,413,818

Note 11 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2010, the Company has incurred cumulative losses of $26,829,658 including a net loss for the three months ended December 31, 2010 of $1,230,591. As the Company has limited cash flow from operations, its ability to maintain normal operations is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including salaries, debt service and normal operating expenses, it plans to sell additional units of its water treatment system, and to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

As mentioned in Notes 6, 7, and 8, the Company has related party notes, convertible notes, and subordinated debentures that have matured. The Company is in the process of renegotiating the terms of the notes with the note holders to extend the maturity date. If the Company is unsuccessful in extending the maturity date, the Company may not be able to continue as a going concern. The Company is continuing its efforts to obtain customers for its products, expanding its sales efforts worldwide as well as expanding the industries it targets for possible customers. The Company also has future plans for additional products, and revisions to its current products. In support of this the Company plans to hire additional personnel who have the industry experience and the training so that they can be immediately effective in the building of the Company. The Company has also made changes to its manufacturing capabilities and believes that it can effectively outsource most if not all of its engineering, design, production and service to contract manufacturers and other professional firms. This would reduce costs and improve the quality of its products. It is also continuing to seek additional investment capital in the form of debt or equity to sustain continued operations, and considering certain changes to its capital structure to become more attractive to potential investors and business partners. Last, to manage these activities the Company hired new senior management who have the manufacturing, finance and public company experience necessary to manage the Company.

Note 12 – Subsequent Events

Settlement of an Obligation

Subsequent to the quarter ended December 31, 2010 the Company settled all claims with an attorney who previously represented Sionix, Robert J. Zepfel of Haddan & Zepfel, who filed a Complaint in the Superior Court of California, County of Orange (assigned Case No. 30-2010-00333941). Mr. Zepfel alleged claims for breach of contract and sought money damages. Mr. Zepfel's Complaint focused upon a fee agreement entered into July 2003. Mr. Zepfel claimed that as of the filing date $96,896 was due in fees, interest and penalties for non-payment. The Company and Mr. Zepfel settled the claim for $80,000 to be paid out over a period of approximately 10 months from the date of settlement.

PART I

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

Overview

Plan of Operation

During the next fiscal year we plan to continue marketing and selling our existing Mobile Water Treatment System ("MWTS") to potential domestic and international customers. We believe that we are now able to aggressively market our systems to a variety of private companies in several vertical markets including oil & gas, agriculture, manufacturing, health care and public water utilities.  The demonstration of our MWTS working at our existing customer location will serve as a sales tool and a model for possible applications and installations. Now that we have obtained initial financing, as planned we are engaging in selective sales and promotional activities in connection with the operation of the unit, including media exposure. If the unit continues to operate successfully, we believe we can receive orders for operating units.

We are also continuing to consider alternative product designs to accommodate the different needs we are uncovering during our sales efforts. To support this we maintain our relationship with Pacific Advanced Civil Engineering ("PACE") for engineering support.

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Revenues for the three months ended December 31, 2010 and 2009 were $0 for the period ended December 31, 2010 as compared to $1,620,000 for the period ended December 31, 2009 as the Company recognized the revenue from the sale of the MWTS to Innovative Water Engineering. Revenue for the sale to Wenning Poultry has not yet been recognized.

The Company’s total operating expenses were $817,311 during the three months ended December 31, 2010, an increase of $446,744 or 121%, as compared to $370,567 for the three months ended December 31, 2009.  General and administrative expenses were $649,610 during the three months ended December 31, 2010, an increase of $396,855 or 157%, as compared to $252,755 for the three months ended December 31, 2009.  The increase in general and administrative expenses was due to increased wages and stock-related compensation related to new management personnel. Sales and marketing expenses of $84,270 for the three months ended December 31, 2010 (compared to zero for the prior period) are related to payment to certain vendors for sales support, as well as travel and related expenses. Research and development expenses were $81,627 during the three months ended December 31, 2010, a decrease of $29,316 or 26.4%, as compared to $110,943 for the three months ended December 31, 2009.  The decrease is due to the focus on sales and marketing since current product is fully designed and functional. The Company also incurred interest costs related to our various notes in the amount of $105,192; this is an increase of $21,182 from the prior period when we reported interest costs of $84,010. Normal operations were limited by the lack of available cash from normal operations.

Liquidity and Capital Resources

The Company had cash of $152,996 and $23,084 and at December 31, 2010 and September 30, 2010, respectively. The Company’s source of liquidity has been the sale of its securities and deposits received from orders for its water treatment systems. The Company has received an order for a new unit, and expects to receive additional orders for water treatment systems. If it does not receive additional orders or if these orders do not satisfy its capital needs, the Company expects to sell its securities or obtain loans to meet its capital requirements.  The Company has no binding commitments for financing and, with the exception of the order it received in June 2010, no additional orders for the sale of water treatment systems currently exist.  There can be no assurance that sales of the Company’s securities or of its water treatment systems, if such sales occur, will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. As of December 31, 2010, approximately $1,871,000 in principal and interest of certain promissory notes issued by the Company were due or will be coming due on or before August 31, 2010, which is the latest maturity date of its existing notes.

During the three months ended December 31, 2010, the Company used $427,961 of cash in operating activities. Non-cash adjustments included $1,804 for depreciation, $58,695 for the amortization of beneficial conversion feature and debt discounts, $619,019 for share-based payments to consultants and employees, and $65,710 for a loss on settlement of debt. Cash provided by operating activities included $319,832 in deferred revenue and $151,114 in accounts payable. Cash used in operating activities included $121,571 in inventory, $73,919 in other current assets, and $223,611 in accrued expenses.

Investing Activities

During the three months ended December 31, 2010, the Company acquired property and equipment totaling $3,127, as compared to $0 during the three months ended December 31, 2009.

Financing Activities

Financing activities provided $561,000 to the Company during the three months ended December 31, 2010 and related to net proceeds from the sale of common stock.  During the three months ended December 31, 2009, cash of $200,000 was provided by financing activities from borrowings.

As of December 31, 2010, the Company had an accumulated deficit of $26,829,658. Management anticipates that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2010, the Company has incurred cumulative losses of $26,829,658 including a net loss for the three months ended December 31, 2010 of $1,230,591. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

As mentioned in Notes 6, 7 and 8, the Company has convertible notes and subordinated notes payable that have matured. The Company is in the process of renegotiating the terms of the notes with the note holders to extend the maturity date or to convert these notes into common stock. If the Company is unsuccessful in extending the maturity date, the Company may not be able to continue as a going concern.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2010, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting

During the three months ended December 31, 2010, the Company did not make any changes to internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

During the period ended December 31, 2010, Ascendiant Capital Group, LLC (the “Claim Holder”) sued the Company in Orange County Superior Court (the “Litigation”) for failure to repay approximately $1,892,352 in debt owed by the Company to the Claim Holder. This debt was incurred by the Company in the ordinary course of its business and was subsequently acquired from the original creditors by the Claim Holder.  On November 24, 2010, the Company and the Claim Holder entered into a Settlement Agreement pursuant to which the Company agreed to issue 5,800,000 shares of its common stock to the Claim Holder in exchange for extinguishment of the claims against the Company and dismissal of the Litigation. On December 17, 2010, the presiding judge in the Litigation entered an Order Approving Settlement of Claim (the “Order”), pursuant to which the Settlement Agreement became binding on the Company and the Claim Holder, and, on December 17, 2010, the Settlement Shares were issued to the Claim Holder.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2010, we:

•
Issued 3,597,932 shares of common stock for conversion of debt in the amount of $98,000 (including interest). We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

•
Issued 10,350,000 shares of common stock together with warrants to purchase 5,174,998 shares of common stock, for gross proceeds of $621,000 ($0.06 per share). We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  RESERVED.

ITEM 5.  OTHER INFORMATION.

(a) None.

(b) There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.  EXHIBITS.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation as amended (1)

3.2	Bylaws as amended (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.
(1) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2003 as file number 002-95626-D.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIONIX CORPORATION

Date: February 14, 2011	By:	/s/ David R. Wells
David R. Wells
President, Chief Financial Officer, Secretary/Treasurer, and Principal Financial and Accounting Officer (Duly Authorized Officer)