Form 10-Q
period 2011-03-31
SIONIX CORP
filed 2011-05-16
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

2801 Ocean Park Blvd., Suite 339, Santa Monica, California, 90405
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐   Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 3, 2011 the number of shares of the registrant’s classes of common stock outstanding was 267,596,973.

PART I, ITEM 1.  FINANCIAL STATEMENTS.

Sionix Corporation
Balance Sheets
(Unaudited)

	As of March 31,	As of September 30,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$3,757	$23,084
Other receivable	-	1,500
Inventory	638,865	579,160
Other current assets	54,343	11,750
Total current assets	696,965	615,494
Non-current assets:
Property and equipment, net	36,492	38,599

Total assets	$733,457	$654,093

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$308,084	$215,842
Accrued expenses	968,153	943,485
Deferred revenue	-	300,000
Notes payable - related parties	37,000	27,000
Convertible notes, net of debt discount	1,459,527	1,470,776
10% subordinated convertible notes	56,615	56,615
Shares to be issued	4,800	-
Derivative liability	125,233	137,053
Total current liabilities	2,959,412	3,150,771

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2011	-	-
Common stock, $0.001 par value (600,000,000 shares authorized; 244,088,755 and 217,154,741 shares issued and outstanding at March 31, 2011 and September 30, 2010, respectively)	244,089	217,155
Additional paid-in capital	25,049,194	22,885,234
Accumulated deficit	(27,519,238)	(25,599,067)
Total stockholders' deficit	(2,225,955)	(2,496,678)

Total liabilities and stockholders' deficit	$733,457	$654,093

The accompanying notes are an integral part of these unaudited condensed financial statements.

Sionix Corporation
Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Net revenues	$-	$-	$-	$1,620,000

Cost of sales	-	-	-	1,091,500

Gross profit	-	-	-	528,500

Operating expenses
General and administrative	827,584	498,965	1,477,194	751,720
Sales and marketing	120,237	-	204,507	-
Research and development	92,579	7,323	174,206	118,266
Depreciation and amortization	3,430	5,707	5,234	12,576
Total operating expenses	1,043,830	511,995	1,861,141	882,562

(Loss) income from operations	(1,043,830)	(511,995)	(1,861,141)	(354,062)

Other income (expense)
Interest expense and financing costs	(90,421)	(365,587)	(195,613)	(449,597)
Gain (loss) on change in fair value of:
Derivative liability	(16,900)	-	(22,457)	-
Warrant and option liability	-	353,353	-	4,359,957
Beneficial conversion liability	-	93,595	-	959,985
Other income	470,132	-	470,132	-
Legal settlements	-	-	(236,821)	-
Gain (loss) on settlement of debt	(8,561)	30,000	(74,271)	30,000
Loss on lease termination	-	-	-	(197,455)
Loss on asset disposition	-	-	-	(11,217)
Total other income (expense)	354,250	111,361	(59,030)	4,691,673

(Loss) income before income taxes	(689,580)	(400,634)	(1,920,171)	4,337,611
Income taxes	-	-	-	-
Net (loss) income attributable to common shareholders	$(689,580)	$(400,634)	$(1,920,171)	$4,337,611

Basic (loss) income per share	$(0.00)	$(0.00)	$(0.01)	$0.03
Diluted (loss) income per share	$(0.00)	$(0.00)	$(0.01)	$0.03

Basic weighted average number of shares of common stock outstanding	242,087,740	149,055,621	234,246,823	148,682,785
Diluted weighted average number of shares of common stock outstanding	242,087,740	149,055,621	234,246,823	177,006,938

The accompanying notes are an integral part of these unaudited condensed financial statements.

Sionix Corporation
Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2011	2010

Cash flows from operating activities
Net (loss) income	$(1,920,171)	$4,337,611
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation	5,234	12,576
Amortization of beneficial conversion feature and debt discounts	103,081	279,753
Share based payments	533,193	196,367
Common stock issued for services	511,462	111,203
(Gain) loss on change in fair value of:
Derivative liability	22,457	-
Warrant and option liability	-	(4,359,957)
Beneficial conversion liability	-	(959,985)
(Gain) loss on settlement of debt	74,271	(30,000)
Loss on termination of lease	-	197,455
Impairment of property and equipment	-	11,217
(Increase) decrease in:
Inventory	(59,705)	1,069,460
Other current assets	(45,999)	28,708
Other assets	-	23,550
Increase (decrease) in:
Accounts payable	354,909	85,850
Accrued expenses	29,068	224,009
Deferred revenue	(300,000)	(1,620,000)
Net cash used by operating activities	(692,200)	(392,183)

Cash flows from investing activities:
Purchase of property and equipment	(3,127)	-
Cash flows from financing activities:
Borrowings	115,000	400,000
Common stock issued for cash	561,000	-
Net cash provided by financing activities	676,000	400,000

Net (decrease) increase in cash and cash equivalents	(19,327)	7,817
Cash and cash equivalents, beginning of period	23,084	22,982
Cash and cash equivalents, end of period	$3,757	$30,799

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$2,569	$-
Interest paid	$-	$-
Non-cash	$470,132	$470,132

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

The Company designs, develops, markets and sells both turnkey and stand-alone water management and treatment systems intended for use in several industries including oil & gas mining, agriculture, commercial, municipalities (both potable and wastewater), industry (both make-up water and wastewater), energy production and emergency response. Our executive offices are located at 914 Westwood Blvd., Box 801, Los Angeles, California 90024.  Our telephone number is (704) 971-8400, and our website is www.sionix.com.

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended September 30, 2010 and 2009.  The interim results for the period ended March 31, 2011 are not necessarily indicative of results for the full fiscal year.

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

The Company earned no revenues for the three or six months ended March 31, 2011 and earned revenues of $1,620,000 for the six months ended March 31, 2010.  For the three months ended March 31, 2011, the Company recognized $470,132 of other income in connection with the cancellation of a sales contract.

Research and Development

The cost of research and development is expensed as incurred. Total research and development costs were $92,579 and $7,323 for the three months ended March 31, 2011 and 2010, respectively and $174,206 and $118,266 for the six months ended March 31, 2011 and 2010, respectively.

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

Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic net income or loss per share is computed by dividing the net income or loss available to common stock holders by the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants that are deemed “in the money” are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Also, under this method, convertible notes are treated as if they were converted at the beginning of the period.  The following is a reconciliation of the income (numerator) and number of shares (denominator) used in the basic and diluted earnings per share computations for the six months ended March 31, 2010. There was no difference between the basic and diluted weighted average shares or earnings for the three or six months ended March 31, 2011.

	For the Six Months Ended March 31, 2010
	Income (Numerator)	Weighted Average Number of Shares (Denominator)	Amount per Share

Basic Earnings Per Share
Income common stockholders	$4,337,611	148,682,785	$0.03

Effect of Dilutive Securities
Adjustment - gain on "in the money" warrants	-	-
Adjustment - gain on debt conversions and interest, net	125,059	28,324,153

Diluted Earnings Per Share
Adjusted income available to common stockholders	$4,462,670	177,006,938	$0.03

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

In July 2010, the FASB issued an accounting update to provide guidance to enhance disclosures related to the credit quality of a company's financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating a users' evaluation of the nature of credit risk inherent in the company's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in the second quarter of fiscal 2011, and the revised discourses related to activities during the reporting period are effective for the Company beginning in the third quarter of fiscal 2011. The Company is currently evaluating the impact of this accounting update on its financial disclosures.

Note 3 – Property and Equipment

Property and equipment consisted of the following at:

	March 31,	September 30,
	2011	2010

Machinery and equipment	$41,726	$38,599
Less accumulated depreciation	(5,234)	-

Property and equipment, net	$36,492	$38,599

Depreciation expense for the three months ended March 31, 2011 and 2010 was $3,430 and $5,707, respectively. For the six months ended March 31, 2011 and 2010, depreciation expense amounted to $5,234 and $12,576, respectively.

Note 4 – Accrued Expenses

Accrued expenses consisted of the following at:

	March 31,	September 30,
	2011	2010

Accrued salaries	$282,028	$77,000
Interest payable	344,905	256,777
Claims payable	82,811	290,000
Other accrued expenses	258,409	319,708

Total accrued expenses	$968,153	$943,485

During the six months ended March 31, 2011, common stock valued at $290,000 was issued in settlement of certain claims payable, and $4,400 of accrued interest was included in the conversion of notes payable into common stock described in Note 7.

Note 5 – Deferred Revenue

In June 2010, the Company received an order for a Mobile Water Treatment System (“MWTS”), which required a deposit. As of December 31, 2010, the Company had completed its design and manufacture of the system and has put the unit in place, and as of December 31, 2010 and September 30, 2010, customer deposits were $648,000 and $300,000, respectively. These deposits were classified as deferred revenue and reported net of related deferred costs of $28,168 and $0 at December 31, 2010 and September 30, 2010, respectively.

In March 2011, the Company entered into a settlement agreement with the MWTS customer, which included return of the MWTS unit to the Company, forfeiture of customer deposits, and re-pricing of a warrant previously issued to the customer.  Other income of $470,132 was recognized in the three months ended March 31, 2011, representing the net impact of the above items.

Note 6 – Notes Payable – Related Parties

The Company has received advances in the form of unsecured promissory notes from stockholders. The original date of these advances was November 2009 and March 2011. These notes bear interest at rates up to 10% and are due on demand. As of March 31, 2011 and September 30, 2010, such notes payable amounted to $37,000 and $27,000, respectively. Accrued interest on the notes amounted to $16,851 and $15,486 at March 31, 2011 and September 30, 2010, respectively, and is included in accrued expenses. Interest expense on these notes for the three months ended March 31, 2011 and 2010 amounted to $675 and $2,675, respectively. Interest expense on these notes for the six months ended March 31, 2011 and 2010 amounted to $1,365 and $5,371, respectively. No demand for payment has been made as of March 31, 2011.

Note 7 – Convertible Notes

At March 31, 2011 and September 30, 2010, convertible notes payable amounted to $1,459,527 and $1,470,776, respectively, net of discounts of $88,057 and $111,808, respectively. The notes bear interest at 10% - 12% per annum, and are convertible into common stock of the Company at $0.15 - $0.25 per share (as well as variable conversion rates as described below). The notes are due at various dates through December, 2011, and are unsecured.

Through March 31, 2011, the Company issued $250,000 of convertible debentures (of which $110,000 is outstanding at March 31, 2011) that are convertible into common stock of the Company at variable conversion rates that provide a fixed rate of return to the note-holder. Under the terms of the notes, however, the Company could be required to issue additional shares in the event of default. The Company applied the provisions of ASC Topic 815, “Derivatives and Hedging” and determined that the conversion option should be bifurcated from the notes and valued separately. This conversion option has been recorded as a derivative liability, is being amortized over the terms of the related notes, and is carried at fair value in the accompanying balance sheet. During the three and six months ended March 31, 2011, the change in fair value of this derivative liability amounted to $16,900 and $22,457, respectively.

During the six months ended March 31, 2011, convertible note-holders owed $144,400 (including interest) elected to convert their debt into 5,584,277 shares of common stock.

Note 8 – 10% Subordinated Notes

At both March 31, 2011 and September 30, 2010, subordinated notes amounted to $56,615. Such Subordinated Debentures (which are unsecured) matured on December 31, 2008, bear interest at the rate of 10% per annum, and are subordinated to certain notes described in Note 7, above.  The Company has not received any demand for payment on these notes.

Note 9 – Income Taxes

For the three months and six months ended March 31, 2011, the accompanying Condensed Statement of Income reflect net income that is largely comprised of items that do not represent taxable income.

Note 10 – Stockholders’ Equity

Common Stock

The Company has 600,000,000 authorized shares of common stock, par value $0.001 per share. As of March 31, 2011 and September 30, 2010, the Company had 244,088,755 and 217,154,741 shares of common stock issued, respectively.

During the six months ended March 31, 2011, the Company issued 5,199,736 shares of common stock (valued at $511,462 based on closing market prices), for services. The Company also issued 5,584,277 shares of common stock for conversion of debt in the amount of $144,400 (including interest), and issued 5,800,000 shares of common stock in settlement of an accounts payable balance in the amount of $290,000.

During the six months ended March 31, 2011, the Company issued 10,350,000 shares of common stock together with warrants to purchase 5,174,998 shares of common stock, for gross proceeds of $621,000 ($0.06 per share). The Company paid finders’ fees of $60,000 in connection with this investment. The warrants issued are exercisable at $0.17 per share and expire five years from the date of issuance.

Employee Stock Options and Warrants

A summary of the Company’s activity for employee stock options and warrants:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	of Options	Price	Value	Life

Outstanding at October 1, 2010	24,501,316	$0.13	$-	2.55
Granted	10,290,000	0.10
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at March 31, 2011	34,791,316	$0.12	$-	3.38

Exercisable at March 31, 2011	34,791,316	$0.12	$-	3.38

Outstanding and exercisable as of March 31, 2011:

		Weighted		Weighted
		Average		Average
		Remaining		Remaining
Exercise	Options	Contractual	Options	Contractual
Price	Outstanding	Life	Exercisable	Life
$0.06	5,990,000	4.22	5,990,000	4.22
$0.07	2,000,000	4.76	2,000,000	4.76
$0.09	2,000,000	4.76	2,000,000	4.76
$0.10	6,416,850	2.74	6,416,850	2.74
$0.12	8,450,940	2.82	8,450,940	3.03
$0.15	7,000,000	3.56	7,000,000	3.56
$0.25	2,933,526	1.72	2,933,526	1.72
	34,791,316	3.24	34,791,316	3.38

During the six months ended March 31, 2011, the Company granted a total of 10,290,000 options and warrants to certain officers and employees. The warrants vested immediately upon grant and have a term of five years. The weighted average grant-date fair value of these warrants was $496,651.   The fair value of these warrants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

•	risk free rate of return of 1.26 – 2.01%;
•	volatility of 184 – 190%
•	dividend yield of 0%; and
•	expected term of 5 years.

During the six months ended March 31, 2011, the Company amended the terms of 1,583,200 options granted to former officers. The officers’ options had original exercise prices of $0.15 - $0.25 per share, and were re-priced to $0.10 per share. The Company compared the fair value of the options immediately before and immediately after the amendments, and determined that the excess fair value of $36,542 should be recognized as compensation expense.

Stock Warrants

A summary of the Company’s warrant activity with non-employees:

		Weighted
		Average	Aggregate
	Number	Exercise	Intrinsic
	of Warrants	Price	Value
Outstanding at October 1, 2010	65,238,820	$0.18	$-
Granted	12,216,665	0.15
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of March 31, 2011	77,455,485	$0.17	$-

Exercisable as of March 31, 2011	77,455,485	$0.17	$-

Warrants outstanding and exercisable as of March 31, 2011:

			Weighted
			Average
			Remaining	Weighted Average
Exercise	Warrants	Warrants	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable

$0.06	1,000,000	1,000,000	4.37	$0.06	$0.06
$0.07	8,333,333	8,333,333	4.13	$0.07	$0.07
$0.10	14,904,722	14,904,722	1.23	$0.10	$0.10
$0.12	5,760,000	5,760,000	2.48	$0.12	$0.12
$0.14	5,000,000	5,000,000	4.56	$0.14	$0.14
$0.15	2,107,667	2,107,667	3.58	$0.15	$0.15
$0.17	12,341,664	12,341,664	4.55	$0.17	$0.17
$0.18	850,000	850,000	1.79	$0.18	$0.18
$0.25	21,029,312	21,029,312	1.88	$0.25	$0.25
$0.30	6,128,787	6,128,787	1.84	$0.30	$0.30

	77,455,485	77,455,485

Note 11 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2011, the Company has incurred cumulative losses of $27,519,238 including a net loss for the six months ended March 31, 2011 of $1,920,171. As the Company has limited cash flow from operations, its ability to maintain normal operations is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including salaries, debt service and normal operating expenses, it plans to sell additional units of its water treatment system, and to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

As mentioned in Notes 6, 7, and 8, the Company has related party notes, convertible notes, and subordinated debentures that have matured. The Company is continuing its efforts to obtain customers for its products, expanding its sales efforts worldwide as well as expanding the industries it targets for possible customers. The Company also has future plans for additional products, and revisions to its current products. In support of this the Company plans to hire additional personnel who have the industry experience and the training so that they can be immediately effective in the building of the Company. The Company has also made changes to its manufacturing capabilities and believes that it can effectively outsource most if not all of its engineering, design, production and service to contract manufacturers and other professional firms. This would reduce costs and improve the quality of its products. It is also continuing to seek additional investment capital in the form of debt or equity to sustain continued operations, and is considering certain changes to its capital structure to become more attractive to potential investors and business partners. Last, to manage these activities the Company has hired new senior management who have the manufacturing, finance and public company experience necessary to manage the Company.

Note 12 – Subsequent Events

On April 6, 2011, the Company completed a private placement in which it sold and issued 21,191,685 units of its securities to twenty-two (22) accredited investors at a purchase price of $0.06 per unit, for aggregate gross proceeds of $1,271,501 (the “Private Placement”). The Private Placement was made pursuant to a Securities Purchase Agreement between Sionix and each investor. Each unit consisted of one (1) share of common stock and included fifty percent (50%) warrant coverage such that each investor received a warrant to purchase a number of shares of common stock equal to fifty percent (50%) of the number of units purchased by the investor, for a total of 10,595,843 shares of common stock issuable upon exercise of the investor warrants. The warrants are valid for a period of five (5) years from the closing date and are exercisable at a price of $0.17 per share. The investors in the Private Placement were existing shareholders of Sionix prior to the Private Placement or otherwise had a pre-existing relationship with Sionix prior to the Private Placement. In connection with the Private Placement, Sionix issued to its finder, a five (5)-year warrant for the purchase of up to 1,637,500 shares of common stock at an exercise price of $0.06 per share, and a placement fee in the amount of $100,000 in cash.

PART I, ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this quarterly report on Form 10-Q contains forward-looking statements.  These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations.  Any statements contained in this report that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as may should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology.  Actual events or results may differ materially from those events or results included in the forward-looking statements.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time in the reports we file with the Securities and Exchange Commission.  Some, but not all, of these risks include, among other things:

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues for the three months ended March 31, 2011 and 2010 were $0.

The Company’s total operating expenses were $1,043,830 during the three months ended March 31, 2011, an increase of $531,835 or 104%, as compared to $511,995 for the three months ended March 31, 2010.  General and administrative expenses were $827,584 during the three months ended March 31, 2011, an increase of $328,619 or 66%, as compared to $498,965 for the three months ended March 31, 2010.  The increase in general and administrative expenses was due to increased wages and stock-related compensation related to new management personnel. Sales and marketing expenses of $120,237 for the three months ended March 31, 2011 (compared to zero for the prior period) are related to payments made to certain vendors for sales support, as well as travel and related expenses. Research and development expenses were $92,579 during the three months ended March 31, 2011, an increase of $85,256 or 26.4%, as compared to $7,323 for the three months ended March 31, 2010.  The increase is due to research related to the recently filed patent related to the evaporator technology, and additional improvements on the DAF design. The Company also incurred interest costs related to our various notes in the amount of $90,421; a decrease of $275,166 from the prior period when we reported interest costs of $365,587. Normal operations were limited by the lack of available cash.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

Revenues for the six months ended March 31, 2011 were $0, compared to $1,620,000 for the six months ended March 31, 2010.

The Company’s total operating expenses were $1,861,141 during the six months ended March 31, 2011, an increase of $978,579 or 111%, as compared to $882,562 for the six months ended March 31, 2010.  General and administrative expenses were $1,477,194 during the six months ended March 31, 2011, an increase of $725,474 or 97%, as compared to $751,720 for the six months ended March 31, 2010.  The increase in general and administrative expenses was due to increased wages and stock-related compensation related to new management personnel. Sales and marketing expenses of $204,507 for the six months ended March 31, 2011 (compared to zero for the prior period) are related to payments made to certain vendors for sales support, as well as travel and related expenses. Research and development expenses were $174,206 during the six months ended March 31, 2011, an increase of $55,940 or 47%, as compared to $118,266 for the six months ended March 31, 2010.  The increase is due to research related to the recently filed patent related to the evaporator technology, and additional improvements on the DAF design. The Company also incurred interest costs related to our various notes in the amount of $195,613; a decrease of $253,984 from the prior period when we reported interest costs of $449,597. Normal operations were limited by the lack of available cash.

Liquidity and Capital Resources

The Company had cash of $3,757 and $23,084 at March 31, 2011 and September 30, 2010, respectively. The Company’s source of liquidity has been the sale of its securities and deposits received from orders for its water treatment systems. The Company has received a memorandum of understanding for the purchase of up to 30 new units related to a disaster relief effort in Japan, and expects to receive additional orders for water treatment systems in its core commercial business segments. If it does not receive additional orders or if these orders do not satisfy its capital needs, the Company expects to sell its securities or obtain loans to meet its capital requirements.  The Company has no binding commitments for financing and, with the exception of the memorandum of understanding noted above, no additional orders for the sale of water treatment systems currently exist.  There can be no assurance that sales of the Company’s securities or of its water treatment systems, if such sales occur, will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. As of March 31, 2011, approximately $1,986,000 in principal and interest of certain promissory notes issued by the Company were due or will be coming due on or before December 31, 2011, which is the latest maturity date of its existing notes.

During the six months ended March 31, 2011, the Company used $692,200 of cash in operating activities. Non-cash adjustments included $5,234 for depreciation, $103,081 for the amortization of beneficial conversion feature and debt discounts, $1,044,655 for share-based payments to consultants and employees, and $74,271 for a loss on settlement of debt. Cash provided by operating activities included $354,909 in accounts payable and $29,068 in accrued expenses. Cash used in operating activities included $59,705 in inventory, $45,999 in other current assets, and $300,000 in deferred revenue.

Investing Activities

During the six months ended March 31, 2011, the Company acquired property and equipment totaling $3,127, as compared to $0 during the six months ended March 31, 2010.

Financing Activities

Financing activities provided $676,000 to the Company during the six months ended March 31, 2011 including $561,000 from net proceeds from the sale of common stock and $115,000 from borrowings. During the six months ended March 31, 2010, cash of $400,000 was provided by financing activities from borrowings.

As of March 31, 2011, the Company had an accumulated deficit of $27,519,238. Management anticipates that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2011, the Company has incurred cumulative losses of $27,519,238 including a net loss for the six months ended March 31, 2011 of $1,920,171. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting

During the three months ended March 31, 2011, the Company has not made any changes to internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II, ITEM 1.  LEGAL PROCEEDINGS.

During the period ended December 31, 2010, Ascendiant Capital Group, LLC (the “Claim Holder”) sued the Company in Orange County Superior Court (the “Litigation”) for failure to repay approximately $1,892,352 in debt owed by the Company to the Claim Holder.  This action was settled on December 17, 2010.  For a more complete description of this matter, please see our Quarterly Report on Form 10-Q for the period ended December 31, 2010 which was filed with the Securities and Exchange Commission on February 14, 2011.

On January 20, 2011 the Company settled all claims with an attorney who previously represented Sionix, Robert J. Zepfel of Haddan & Zepfel, who filed a Complaint in the Superior Court of California, County of Orange (assigned Case No. 30-2010-00333941). Mr. Zepfel alleged claims for breach of contract and sought money damages. Mr. Zepfel's Complaint focused upon a fee agreement entered into July 2003. Mr. Zepfel claimed that as of the filing date $96,896 was due in fees, interest and penalties for non-payment. The Company and Mr. Zepfel settled the claim for $82,811 to be paid out over a period of approximately 10 months from the date of settlement.

 PART II, ITEM 1A.  RISK FACTORS.

As a smaller reporting company we are not required to provide this information.

PART II, ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended March 31, 2011, we:

•
Issued 5,584,277 shares of common stock for conversion of debt in the amount of $144,400 (including interest). We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

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
______________
* Filed herewith.
(1) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2003 as file number 002-95626-D.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIONIX CORPORATION

Date: May 10, 2011	By:	/s/David R. Wells
David R. Wells
President, Chief Financial Officer, Secretary/Treasurer, and Principal Financial and Accounting Officer