Form 10-K/A
period 2010-09-30
SIONIX CORP
filed 2011-08-02
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
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
of incorporation or organization)

914 Westwood Blvd., Suite 801
Los Angeles, California 90024
(Address of principal executive offices)

Registrant’s telephone number, including area code: (704) 971-8400

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

Except as noted below, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

The Company's Chief Executive Officer, James R. Currier, filed a personal bankruptcy petition in March 2005 and his debts were fully discharged three months later. Effective February 28, 2010, the SEC amended its rules regarding the disclosure of bankruptcy matters, lengthening the period during which such items would need to be disclosed on certain SEC forms and in other documents such as Form 10-K, Form S-1 and proxy materials, if material. The 2005 event came to light recently in connection with possible business transactions by the Company. Upon review of the matter, the Company's board of directors directed management to disclose the information and to amend or supplement prior disclosures. Mr. Currier asserts that he believed that the 2005 incident did not require disclosure because it had occurred several years in the past. In any event, Mr. Currier's 2005 filing was completely unrelated to the Company and there never was any civil litigation or governmental interest in the matter.

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

PART IV

ITEM 15.  EXHIBITS.

The following exhibits are filed herewith or incorporated by reference:

No.	Description

2.1	Agreement and Plan of Merger dated July 1, 2003 (1)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
10.1	Form of Securities Purchase Agreement, dated as of June 18, 2007, between the registrant and certain investors (2)
10.2	Form of Convertible Debenture, dated as of June 18, 2007, issued by the registrant to certain investors. (2)
10.3	Form of Registration Rights Agreement, dated as of June 18, 2007, between the registrant and certain investors (2)
10.4	Form of Warrant, dated as of June 18, 2007, issued by the registrant to certain investors. (2)
10.5	Termination Agreement dated March 14, 2008 between the registrant and the shareholders of RJ Metals, Inc. (4)*
10.6	Indemnification Agreement between the registration and Richard H. Papalian (3)**
10.7	Notice of Grant of Stock Option to David Ross (5)**
10.8	Stock Option Agreement between the registrant and David Ross (5)**
10.9	Notice of Grant of Stock Option to Rodney Anderson (5)*
10.10	Stock Option Agreement between the registrant and Rodney Anderson (5)**
10.11	Form of Securities Purchase Agreement for 12% Convertible Debentures (6)
10.12	Sionix Corporation 12% Convertible Debenture due July 29, 2009 (6)
10.13	Form of Common Stock Purchase Warrant dated July 29, 2008 (6)
10.14	Form of Unit Offering Securities Purchase Agreement (7)
10.15	Form of Common Stock Purchase Warrant (7)
10.16	Amended and Restated Promissory Notes with Calico Capital Management LLC, BRAX Capital LLC and Gene Salkin (8)
10.17	Second Amended and Restated Convertible Promissory Notes dated March 17, 2008 with Calico Capital Management LLC, BRAX Capital LLC and Gene Salkin (9)
10.18	Form of Securities Purchase Agreement for 10% Debentures (10)
10.19	Form of Subordinated 10% Debenture (10)
10.20	Form of Common Stock Purchase Warrant (10)
10.21	Consulting Agreement dated February 21, 2008 between the registrant and John H. Foster, Ph.D. (11)**
10.22	Notice of Grant of Stock Option to John H. Foster (11)**
10.23	Stock Option Agreement between the registrant and Dr. John H. Foster (11)**
10.24	Consulting Agreement dated February 21, 2008 between the registrant and Dr. W. Richard Laton (11)**
10.25	Notice of Grant of Stock Option (11)
10.26	Stock Option Agreement between the registrant and Dr. W. Richard Laton (11)**
10.27	Letter Agreement dated October 14, 2008 between the registrant and RJ Metals Inc. (5)**
10.28	Waiver and Amendment Agreement dated August 13, 2009 between the registrant and all current and past holders of Secured Convertible Promissory Notes issued by the registrant (12)
10.29	Waiver, Consent and Securities Modification Agreement dated October 22, 2009 by and among the registrant and investors who hold debentures and warrants issued by the registrant (13)
10.30	Employment Agreement dated December 16, 2009 between the registrant and James R. Currier (14)*
10.31	Employment Agreement dated December 16, 2009 between the registrant and David R. Wells (14)*
10.32	Form of Securities Purchase Agreement for December 2009 10% Debentures (14)
10.33	Form of Subordinated 10% Debenture (14)
10.34	Form of Common Stock Purchase Warrant (14)
10.35	System Purchase Agreement dated August 6, 2010 between the registrant and Wenning Poultry, Inc. (16)
10.36	Settlement Agreement dated August 18, 2010 between the registrant and Ascendiant Capital Group, LLC (15)
10.37	Form of Securities Purchase Agreement entered into on August 4, 2010 (16)
10.38	Form of Warrant Agreement entered into on August 4, 2010 (16)
10.39	Form of Securities Purchase Agreement entered into on August 30, 2010 (17)
10.40	Form of Warrant Agreement entered into on August 30, 2010 (17)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(16) Filed herewith.

(17) The form of Securities Purchase Agreement entered into on August 30, 2010 is identical to exhibit 10.37 and the form of Warrant Agreement entered into on August 30, 2010 is identical to exhibit 10.38

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIONIX CORPORATION

August 2, 2011	By:	/s/ James R. Currier
James R. Currier
Chief Executive Officer

August 2, 2011	By:	/s/ David R. Wells
David R. Wells
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ James R. Currier	Chief Executive Officer and Chairman	August 2, 2011
James R. Currier

/s/ David R. Wells	President, Chief Financial Officer and Director	August 2, 2011
David R. Wells

/s/ James Alexander	Director	August 2, 2011
James Alexander

/s/ Frank Power	Director	August 2, 2011
Frank Power

/s/ William A. Retz	Director	August 2, 2011
William A. Retz

/s/ Johan Perslow	Director	August 2, 2011
Johan Perslow