Form 10-Q
period 2011-06-30
SIONIX CORP
filed 2011-08-15
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 10, 2011 the number of shares of the registrant’s classes of common stock outstanding was 294,516,257.

PART I, ITEM 1.  FINANCIAL STATEMENTS

Sionix Corporation
Balance Sheets
(Unaudited)

	As of June 30,	As of September 30,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$-	$23,084
Other receivable	7,742	1,500
Inventory	1,191,849	579,160
Other current assets	49,430	11,750
Total current assets	1,249,021	615,494
Non-current assets:
Property and equipment, net	33,024	38,599

Total assets	$1,282,045	$654,093

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$278	$-
Accounts payable	657,089	215,842
Accrued expenses	683,162	943,485
Deferred revenue	-	300,000
Notes payable - related parties	25,000	27,000
Convertible notes, net of debt discount	987,776	1,470,776
10% subordinated convertible notes	-	56,615
Shares to be issued	-	-
Derivative liability	221,266	137,053
Total current liabilities	2,574,571	3,150,771

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2011	-	-
Common stock, $0.001 par value (600,000,000 shares authorized; 286,322,104 and 217,154,741 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively)	286,322	217,155
Additional paid-in capital	28,552,515	22,885,234
Accumulated deficit	(30,131,363)	(25,599,067)
Total stockholders' deficit	(1,292,526)	(2,496,678)

Total liabilities and stockholders' deficit	$1,282,045	$654,093

The accompanying notes are an integral part of these unaudited condensed financial statements.

Sionix Corporation
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Net revenues	$-	$-	$-	$1,620,000

Cost of sales	-	-	-	1,091,500

Gross profit	-	-	-	528,500

Operating expenses
General and administrative	740,281	580,095	2,217,475	1,273,969
Sales and marketing	131,674	80,255	336,181	138,101
Research and development	296,009	74,662	470,215	192,928
Depreciation and amortization	3,468	5,708	8,702	18,284
Total operating expenses	1,171,432	740,720	3,032,573	1,623,282

(Loss) income from operations	(1,171,432)	(740,720)	(3,032,573)	(1,094,782)

Other income (expense)
Interest expense and financing costs	(125,760)	(290,910)	(321,373)	(740,507)
Gain (loss) on change in fair value of:
Derivative liability	(2,618)	-	(25,075)	-
Warrant and option liability	-	-	-	4,359,957
Beneficial conversion liability	-	-	-	959,985
Other income	-	-	470,132	-
Legal settlements	-	-	(236,821)	-
Gain (loss) on settlement of debt	(1,312,315)	(608,625)	(1,386,586)	(578,625)
Loss on lease termination	-	-	-	(197,455)
Loss on asset disposition	-	-	-	(11,217)
Total other income (expense)	(1,440,693)	(899,535)	(1,499,723)	3,792,138

(Loss) income before income taxes	(2,612,125)	(1,640,255)	(4,532,296)	2,697,356
Income taxes	-	(1,600)	-	(1,600)
Net (loss) income attributable to common shareholders	$(2,612,125)	$(1,641,855)	$(4,532,296)	$2,695,756

Basic (loss) income per share	$(0.01)	$(0.01)	$(0.02)	$0.02
Diluted (loss) income per share	$(0.01)	$(0.01)	$(0.02)	$0.03

Basic weighted average number of shares of common stock outstanding	265,479,323	151,655,634	244,657,656	149,677,378
Diluted weighted average number of shares of common stock outstanding	265,479,323	151,655,634	244,657,656	180,710,139

The accompanying notes are an integral part of these unaudited condensed financial statements.

Sionix Corporation
Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2011	2010

Cash flows from operating activities
Net (loss) income	$(4,532,296)	$2,695,756
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation	8,702	18,284
Amortization of beneficial conversion feature and debt discounts	142,248	477,203
Share based payments	682,832	433,456
Common stock issued for services	1,127,050	588,732
(Gain) loss on change in fair value of:
Derivative liability	25,075	-
Warrant and option liability	-	(4,359,957)
Beneficial conversion liability	-	(959,985)
(Gain) loss on settlement of debt	1,386,586	578,625
Loss on termination of lease	-
Impairment of property and equipment	-	11,217
(Increase) decrease in:
Inventory	(612,689)	875,404
Other current assets	(48,828)	(69,802)
Other assets	-	25,950
Increase (decrease) in:
Accounts payable	219,542	(55,094)
Accrued expenses	(45,957)	380,275
Deferred revenue	(300,000)	(1,620,000)
Net cash used by operating activities	(1,947,735)	(979,936)

Cash flows from investing activities:
Purchase of property and equipment	(3,127)	-
Cash flows from financing activities:
Borrowings	195,278	510,000
Common stock issued for cash	1,732,500	450,000
Net cash provided by financing activities	1,927,778	960,000

Net (decrease) increase in cash and cash equivalents	(23,084)	(19,936)
Cash and cash equivalents, beginning of period	23,084	22,982
Cash and cash equivalents, end of period	$-	$3,046

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$2,569	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements..

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

The Company designs, develops, markets and sells both turnkey and stand-alone water management and treatment systems intended for use in several industries including oil & gas mining, agriculture, commercial, municipalities (both potable and wastewater), industry (both make-up water and wastewater), energy production and emergency response. Our executive offices are located at 914 Westwood Blvd., Box 801, Los Angeles, California 90024.  Our telephone number is (704) 971-8400, and our website is www.sionix.com.  Information included in our website is not a part of these financial statements.

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended September 30, 2010 and 2009.  The interim results for the period ended June 30, 2011 are not necessarily indicative of results for the full fiscal year.

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

Revenue Recognition

Revenues from product sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the Company's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. The Company's policy is to report its sales levels on a net revenue basis, with net revenues being computed by deducting from gross revenues the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

The Company's policy for shipping and handling costs billed to customers is to include them in revenue in accordance with ASC Topic 605, “Revenue Recognition,” which requires that all shipping and handling billed to customers should be recorded as revenue. Accordingly, the Company records its shipping and handling amounts within net sales and operating expenses.

The Company earned no revenues for the three or nine months ended June 30, 2011 and earned revenues of $1,620,000 for the nine months ended June 30, 2010.  For the nine months ended June 30, 2011, the Company recognized $470,132 of other income in connection with the cancellation of a sales contract.

Research and Development

The cost of research and development is expensed as incurred. Total research and development costs were $296,009 and $74,662 for the three months ended June 30, 2011 and 2010, respectively and $470,215 and $192,928 for the nine months ended June 30, 2011 and 2010, respectively.

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

Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic net income or loss per share is computed by dividing the net income or loss available to common stock holders by the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants that are deemed “in the money” are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Also, under this method, convertible notes are treated as if they were converted at the beginning of the period.  The following is a reconciliation of the income (numerator) and number of shares (denominator) used in the basic and diluted earnings per share computations for the nine months ended June 30, 2010. There was no difference between the basic and diluted weighted average shares or earnings for the three or nine months ended June 30, 2011.

	For the Nine Months Ended June 30, 2010
	Income (Numerator)	Weighted Average Number of Shares (Denominator)	Amount per Share

Basic Earnings Per Share
Income available to common stockholders	$2,695,756	149,677,378	$0.02
Effect of Dilutive Securities
Stock options	-	632,194
Warrants	-	864,793
Convertible debt	684,370	29,535,774

Diluted Earnings Per Share
Adjusted income available to common stockholders	$3,380,126	180,710,139	$0.02

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

In July 2010, the FASB issued an accounting update to provide guidance to enhance disclosures related to the credit quality of a company's financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating a user’s evaluation of the nature of credit risk inherent in the company's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in the second quarter of fiscal 2011, and the revised discourses related to activities during the reporting period are effective for the Company beginning in the third quarter of fiscal 2011. The Company is currently evaluating the impact of this accounting update on its financial disclosures.

Note 3 – Property and Equipment

Property and equipment consisted of the following at:

	June 30,	September 30,
	2011	2010

Machinery and equipment	$41,726	$38,599
Less accumulated depreciation	(8,702)	-

Property and equipment, net	$33,024	$38,599

Depreciation expense for the three months ended June 30, 2011 and 2010 was $3,468 and $5,708, respectively. For the nine months ended June 30, 2011 and 2010, depreciation expense amounted to $8,702and $18,284, respectively.

Note 4 – Accrued Expenses

Accrued expenses consisted of the following at:

	June 30,	September 30,
	2011	2010

Accrued salaries	$212,066	$77,000
Interest payable	208,763	256,777
Claims payable	33,925	290,000
Other accrued expenses	228,408	319,708

Total accrued expenses	$683,162	$943,485

During the nine months ended June 30, 2011, common stock valued at $290,000 was issued in settlement of certain claims payable, and $214,366 of accrued interest was included in the conversion of notes payable into common stock described in Note 7.

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

In March 2011, the Company entered into a settlement agreement with the MWTS customer, which included return of the MWTS unit to the Company, forfeiture of customer deposits, and re-pricing of a warrant previously issued to the customer.  Other income of $470,132 was recognized in the nine months ended June 30, 2011, representing the net impact of the above items.

Note 6 – Notes Payable – Related Parties

The Company has received advances in the form of unsecured promissory notes from stockholders. The original date of these advances was November 2009 and March 2011. These notes bear interest at rates up to 10% and are due on demand. As of June 30, 2011 and September 30, 2010, such notes payable amounted to $25,000 and $27,000, respectively. Accrued interest on the notes amounted to $16,246 and $15,486 at June 30, 2011 and September 30, 2010, respectively, and is included in accrued expenses. Interest expense on these notes for the three months ended June 30, 2011 and 2010 amounted to $632 and $2,517, respectively. Interest expense on these notes for the nine months ended June 30, 2011 and 2010 amounted to $1,997 and $7,888, respectively. No demand for payment has been made as of June 30, 2011.

Note 7 – Convertible Notes

At June 30, 2011 and September 30, 2010, convertible notes payable amounted to $987,776 and $1,470,776, respectively, net of discounts of $113,162 and $111,808, respectively. The notes bear interest at 10% - 12% per annum, and are convertible into common stock of the Company at $0.15 - $0.25 per share (as well as variable conversion rates as described below). The notes are due at various dates through March 2012, and are unsecured.

Through June 30, 2011, the Company issued $340,000 of convertible debentures (of which $190,000 is outstanding at June 30, 2011) that are convertible into common stock of the Company at variable conversion rates that provide a fixed rate of return to the note-holder. Under the terms of the notes, however, the Company could be required to issue additional shares of common stock in the event of default. The Company applied the provisions of ASC Topic 815, “Derivatives and Hedging” and determined that the conversion option should be bifurcated from the notes and valued separately. This conversion option has been recorded as a derivative liability, is being amortized over the terms of the related notes, and is carried at fair value in the accompanying balance sheet. During the three and nine months ended June 30, 2011, the change in fair value of this derivative liability amounted to $2,618 and $25,075, respectively.

During the nine months ended June 30, 2011, convertible note-holders (including subordinated note-holders described below) who were owed $946,391 (including interest) elected to convert their debt into 21,466,526 shares of common stock. In connection with the conversion, the Company issued warrants to purchase 979,167 shares of common stock, and issued warrants to purchase 6,500,000 shares of common stock to replace warrants to purchase 4,166,666 shares of common stock.

Note 8 – 10% Subordinated Notes

At June 30, 2011 and September 30, 2010, subordinated notes amounted to $0 and $56,615 respectively. Such subordinated notes (which are unsecured) matured on December 31, 2008, bear interest at the rate of 10% per annum, and are subordinated to certain notes described in Note 7, above.  During the three months ended June 30, 2011, such subordinated notes were converted into 695,150 shares of common stock.

Note 9 – Income Taxes

For the three months and nine months ended June 30, 2011, the accompanying Condensed Statements of Income reflect net income that is largely comprised of items that do not represent taxable income.

Note 10 – Stockholders’ Equity

Common Stock

The Company has 600,000,000 authorized shares of common stock, par value $0.001 per share. As of June 30, 2011 and September 30, 2010, the Company had 286,322,104 and 217,154,741 shares of common stock issued, respectively.

During the nine months ended June 30, 2011, the Company issued 10,192,503 shares of common stock (valued at $1,131,850 based on closing market prices), for services. The Company also issued 21,466,526 shares of common stock for conversion of debt in the amount of $946,391 (including interest), and issued 5,800,000 shares of common stock in settlement of an accounts payable balance in the amount of $290,000.

During the nine months ended June 30, 2011, the Company issued 31,541,667 shares of common stock together with warrants to purchase 15,770,827 shares of common stock, for gross proceeds of $1,892,500 ($0.06 per share). The Company paid finders’ fees of $160,000 in connection with this offering. The warrants issued are exercisable at $0.17 per share and expire five years from the date of issuance.

Employee Stock Options and Warrants

A summary of the Company’s activity for employee stock options and warrants:

		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	of Options	Price	Value	Life

Outstanding at October 1, 2010	24,501,316	$0.13	$-	2.55
Granted	13,365,000	0.10
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at June 30, 2011	37,866,316	$0.12	$722,237	3.22

Exercisable at June 30, 2011	37,302,645	$0.12	$717,956	3.19

Outstanding and exercisable as of June 30, 2011:

		Weighted		Weighted
		Average		Average
		Remaining		Remaining
Exercise	Options	Contractual	Options	Contractual
Price	Outstanding	Life	Exercisable	Life
$0.06	6,565,000	4.02	6,493,658	4.01
$0.07	2,000,000	4.51	2,000,000	4.51
$0.09	2,000,000	4.51	2,000,000	4.51
$0.10	8,416,850	2.85	8,416,850	2.85
$0.12	8,450,940	2.79	8,450,940	2.79
$0.14	500,000	3.31	7,671	3.31
$0.15	7,000,000	3.31	7,000,000	3.31
$0.25	2,933,526	1.47	2,933,526	1.47
	37,866,316	3.22	37,302,645	3.19

During the nine months ended June 30, 2011, the Company granted a total of 13,365,000 options and warrants to certain officers and employees. Certain warrants vested immediately upon grant and have a term of five years; other warrants with a two-year term vest ratably over the vesting period. The weighted average grant-date fair value of these warrants was $707,154.   The fair value of these warrants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

•	risk free rate of return of 0.44 – 2.24%;
•	volatility of 152 – 190%
•	dividend yield of 0%; and
•	expected term of 5 years.

During the nine months ended June 30, 2011, the Company amended the terms of 1,583,200 options granted to former officers. The officers’ options had original exercise prices of $0.15 - $0.25 per share, and were re-priced to $0.10 per share. The Company compared the fair value of the options immediately before and immediately after the amendments, and determined that the excess fair value of $36,542 should be recognized as compensation expense.

Stock Warrants

A summary of the Company’s warrant activity with non-employees:

		Weighted
		Average	Aggregate
	Number	Exercise	Intrinsic
	of Warrants	Price	Value
Outstanding at October 1, 2010	65,238,820	$0.18	$-
Granted	31,929,161	0.14
Expired	-	-
Forfeited	(833,333)	-
Exercised	(500,000)	-
Outstanding as of June 30, 2011	95,834,648	$0.16	$1,174,344

Exercisable as of June 30, 2011	95,834,648	$0.16	$1,174,344

Warrants outstanding and exercisable as of June 30, 2011:

			Weighted
			Average
			Remaining	Weighted Average
Exercise	Warrants	Warrants	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable

$0.06	7,500,000	7,500,000	4.89	$0.06	$0.06
$0.07	8,333,333	8,333,333	3.88	$0.07	$0.07
$0.10	15,383,889	15,383,889	1.10	$0.10	$0.10
$0.12	5,760,000	5,760,000	2.23	$0.12	$0.12
$0.14	5,000,000	5,000,000	4.32	$0.14	$0.14
$0.15	2,107,667	2,107,667	3.33	$0.15	$0.15
$0.17	24,574,993	24,574,993	4.53	$0.17	$0.17
$0.18	850,000	850,000	1.54	$0.18	$0.18
$0.25	21,029,312	21,029,312	1.64	$0.25	$0.25
$0.30	5,295,454	5,295,454	1.30	$0.30	$0.30

	95,834,648	95,834,648

Note 11 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2011, the Company has incurred cumulative losses of $30,131,363 including a net loss for the nine months ended June 30, 2011 of $4,532,296. As the Company has limited cash flow from operations, its ability to maintain normal operations is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including salaries, debt service and normal operating expenses, it plans to sell additional units of its water treatment system, and to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

As mentioned in Notes 6, 7, and 8, the Company has related party notes, convertible notes, and subordinated debentures that have matured. The Company is continuing its efforts to obtain customers for its products, expanding its sales efforts worldwide as well as expanding the industries it targets for possible customers. The Company also has future plans for additional products, and revisions to its current products. In support of this the Company plans to hire additional personnel who have the industry experience and the training so that they can be immediately effective in the building of the Company. The Company retains most design, system configuration, and technical engineering resources “in-house.”  Certain design and specific research and development activities are periodically sub-contracted to our partner, Pacific Advanced Civil Engineering, Inc. (“PACE”) as access to scientific and engineering resources exceed our “in-house” capability.  Additionally PACE provides overview of MWTS application configurations as part of a long-term services contract.  System controls for our MWTS products are designed and implemented by PACE’s sister company, PERC Water, Inc. (“PERC”) under a long-term supply contract.  Only fabrication of the DAF component of our MWTS is sub-contracted, and then only for the construction of the stainless steel DAF tank.  With the exception of plumbing and electrical sub-contractors, all other fabrication and assembly activities are supervised and managed by “in-house” resources.. This would reduce costs and improve the quality of its products. It is also continuing to seek additional investment capital in the form of debt or equity to sustain continued operations, and is considering certain changes to its capital structure to become more attractive to potential investors and business partners. Last, to manage these activities the Company has hired new senior management who have the manufacturing, finance and public company experience necessary to manage the Company.

Note 12 – Subsequent Events

Subsequent to June 30, 2011, the Company issued $35,000 of convertible debentures that are convertible into common stock of the Company at variable conversion rates that provide a fixed rate of return to the note-holder, similar to those described in Note 7. Under the terms of the notes, however, the Company could be required to issue additional shares in the event of default.

Subsequent to June 30, 2011, the Company received $88,540 in advances related to a private placement.

Subsequent to June 30, 2011, the Company issued a total of 15,000,000 warrants to three holders with an exercise price of $0.07 and a term of two years from the date of issue, in return for $75,000 in funding. No fees were paid on this transaction.

PART I, ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this quarterly report on Form 10-Q contains forward-looking statements.  These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations.  Any statements contained in this report that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially from those events or results included in the forward-looking statements.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time in the reports we file with the Securities and Exchange Commission.  Some, but not all, of these risks include, among other things:

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues for the three months ended June 30, 2011 and 2010 were $0.

The Company’s total operating expenses were $1,171,432 during the three months ended June 30, 2011, an increase of $430,712 or 58%, as compared to $740,720 for the three months ended June 30, 2010.  General and administrative expenses were $740,281 during the three months ended June 30, 2011, an increase of $160,186 or 28%, as compared to $580,095 for the three months ended June 30, 2010.  The increase in general and administrative expenses was due to increased wages and stock-related compensation related to new management personnel. Sales and marketing expenses of $131,674 for the three months ended June 30, 2011 (compared to $80,255 for the prior period) are related to payments made to certain vendors for sales support, as well as travel and related expenses. Research and development expenses were $296,009 during the three months ended June 30, 2011, an increase of $221,347 or 296%, as compared to $74,662 for the three months ended June 30, 2010. The increase is due to the number of employees dedicated to research and development, and the increased use of outside development partners. The Company also incurred interest costs related to various notes in the amount of $125,760; a decrease of $165,150 from the prior period when we reported interest costs of $290,910. Normal operations were limited by the lack of available cash.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010

Revenues for the nine months ended June 30, 2011 were $0, compared to $1,620,000 for the nine months ended June 30, 2010.

The Company’s total operating expenses were $3,032,573 during the nine months ended June 30, 2011, an increase of $1,409,291 or 87%, as compared to $1,623,282 for the nine months ended June 30, 2010.  General and administrative expenses were $2,217,475 during the nine months ended June 30, 2011, an increase of $943,506 or 74%, as compared to $1,273,969 for the nine months ended June 30, 2010.  The increase in general and administrative expenses was due to increased wages and stock-related compensation related to new management personnel. Sales and marketing expenses of $336,181 for the nine months ended June 30, 2011 (compared to $138,101 for the prior period) are related to payments made to certain vendors for sales support, as well as travel and related expenses. Research and development expenses were $470,215 during the nine months ended June 30, 2011, an increase of $277,287 or 144%, as compared to $192,928 for the nine months ended June 30, 2010.  The increase is due to the number of employees dedicated to research and development, and the increased use of outside development partners. The Company also incurred interest costs related to various notes in the amount of $321,373; a decrease of $419,134 from the prior period when we reported interest costs of $740,507. Normal operations were limited by the lack of available cash.

Liquidity and Capital Resources

The Company had cash of $0 and $23,084 at June 30, 2011 and September 30, 2010, respectively. The Company’s source of liquidity has been the sale of its securities and deposits received from orders for its water treatment systems. The Company has received a memorandum of understanding for the purchase of up to 30 new units related to a disaster relief effort in Japan, and expects to receive additional orders for water treatment systems in its core commercial business segments. If it does not receive additional orders or if these orders do not satisfy its capital needs, the Company expects to sell its securities or obtain loans to meet its capital requirements.  The Company has no binding commitments for financing and, with the exception of the memorandum of understanding noted above, no additional orders for the sale of water treatment systems currently exist.  There can be no assurance that sales of the Company’s securities or of its water treatment systems, if such sales occur, will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. As of June 30, 2011, approximately $1,335,000 in principal and interest of certain promissory notes issued by the Company were due or will be coming due on or before March 1, 2012, which is the latest maturity date of its existing notes.

During the nine months ended June 30, 2011, the Company used $1,947,735 of cash in operating activities. Non-cash adjustments included $8,702 for depreciation, $142,248 for the amortization of beneficial conversion feature and debt discounts, $1,809,882 for share-based payments to consultants and employees, and $1,386,586 for a loss on settlement of debt. Cash provided by operating activities included $219,542 in accounts payable. Cash used in operating activities included $612,689 in inventory, $48,828 in other current assets, $45,957 in accrued expenses, and $300,000 in deferred revenue.

Investing Activities

During the nine months ended June 30, 2011, the Company acquired property and equipment totaling $3,127, as compared to $0 during the nine months ended June 30, 2010.

Financing Activities

Financing activities provided $1,927,778 to the Company during the nine months ended June 30, 2011 including $1,732,500 from net proceeds from the sale of common stock and $195,278 from borrowings. During the nine months ended June 30, 2010, cash of $510,000 was provided by financing activities from borrowings and $450,000 was provided by the net proceeds from common stock sales.

As of June 30, 2011, the Company had an accumulated deficit of $30,131,363. Management anticipates that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2011, the Company has incurred cumulative losses of $30,131,363 including a net loss for the nine months ended June 30, 2011 of $4,532,296. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting

During the three months ended June 30, 2011, the Company has not made any changes to internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II, ITEM 1.  LEGAL PROCEEDINGS

None.

PART II, ITEM 1A.  RISK FACTORS.

As a smaller reporting company we are not required to provide this information.

PART II, ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2011, we:

•
Issued 15,882,249 shares of common stock for conversion of debt in the amount of $801,991 (including interest). We relied on Section 3(a)(9) of the Securities Act as providing an exemption from registering the issuance of these shares of common stock under the Securities Act inasmuch as the conversion was made with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

•
Issued 21,191,666 shares of common stock together with warrants to purchase 10,595,829 shares of common stock, for gross proceeds of $1,271,500 ($0.06 per share). We relied on Section 4(2) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

PART II, ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

PART II, ITEM 4.  RESERVED

PART II, ITEM 5.  OTHER INFORMATION.

(a) None.

(b) There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

PART II, ITEM 6.  EXHIBITS.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)

3.1.1	Amendment to Articles of Incorporation (2)

3.2	Bylaws (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
_____________
* Filed herewith.
(1)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2003 as file number 002-95626-D.

(2)	Incorporated by reference from Annex 1 to our definitive proxy statement filed with the Securities and Exchange Commission on February 7, 2010 as file number 002-95626-D.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIONIX CORPORATION

Date: August 15, 2011	By:	/s/ David R. Wells
David R. Wells
President, Chief Financial Officer, Secretary/Treasurer, and Principal Financial and Accounting Officer