Form 10-Q/A
period 2011-06-30
SIONIX CORP
filed 2011-08-16
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to Sionix Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on June 30, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the SOX of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the SOX of 2002*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350*

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________
*           These exhibits were previously included or incorporated by reference in Sionix Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 11, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIONIX CORPORATION

Date: August 16, 2011	By:	/s/ David R. Wells
David R. Wells
President, Chief Financial Officer, Secretary/Treasurer, and Principal Financial and Accounting Officer