Form 10-K
period 2011-09-30
SIONIX CORP
filed 2011-12-21
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of March 31, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was $11,993,378.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of December 2, 2011 was 324,968,857.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Sionix designs, develops, markets and sells cost-effective water management and treatment solutions intended for use in the oil and gas, agriculture, disaster relief, and municipal (both potable and wastewater) markets. The Company’s Mobile Water Treatment System (“MWTS”) contains a Dissolved Air Floatation (“DAF”) system with patented technology that management estimates removes more than 99.95 percent of the organic, and most inorganic, particles in water based on management’s estimates.  Historically, DAF systems created bubbles that were 50+ microns in size, which were unable to remove all contaminants due to their size.  The Sionix MWTS utilizes and refines DAF technology to provide a pre-treatment process using ambient oxygen and minimal chemical flocculent aids that is highly efficient and cost-effective.  The patented Sionix technology makes micro-bubbles which allow a much greater percentage of contaminants to be captured, floated to the surface and skimmed off, without harmful chemicals.  The Company’s MWTS is mobile and modular such that it can be transported easily to address a wide range of water treatment markets and can meet customers’ needs for new systems or to replace or integrate with existing filtration technologies.

We were initially incorporated in Utah in 1996 and reincorporated in Nevada in 2003.  As of December 1, 2011 our executive offices are located at 914 Westwood Blvd., Box 801, Los Angeles, California 90024.  Our telephone number is (704) 71-8400, and our website is www.sionix.com.  Information on our website is not a part of this report.

Industry Overview

The water recycling and reuse industry is highly fragmented, consisting of many companies involved in various operational capacities, including companies that design fully integrated systems for processing millions of gallons of water for municipal, industrial, and commercial applications.  Demand for water treatment and purification has continued to grow due to economic expansion, population growth, scarcity of usable water, concerns about water quality and regulatory requirements.

The world is facing a global supply crisis.  Water is a natural resource that has a limited supply and no true substitute, and yet less than 1% of the earth’s water is available for human consumption.  Demand for this resource is compounded by a growing world population, Third World urbanization, and increasing water usage in industries such as oil and gas, agriculture and food processing.  It has been reported in a recent television broadcast by CNBC in “Liquid Assets: The Big Business of Water”, that within 15 years, 48 countries will be without sufficient water to meet basic requirements. The lack of water resources is directly linked to inadequate water management strategies on the part of governments, businesses, consumers and private individuals.  The global supply crisis will continue to drive both domestic and international demand for water treatment and recycling.

Domestic Market

Domestic Supply Crisis.

Per capita usage of water in the United States is among the highest in the world.  The supply of fresh water continues to tighten, especially in the Western half of the United States where we face a potential water crisis due to limited supply and increasing demand.  Increasing usage of water in the industries such as oil and gas exploration and production, agriculture, and food processing continue to constrain the supply of fresh water in the United States.  For example, there are over 21 billion barrels of produced water created annually in the U.S. from fracking activity in the oil and gas industry, as each well requires millions gallons of water for fracking over its life.  In many areas, such as the Bakken or Marcellus shale plays, there is limited access to large scale, industry specific water treatment and recycling facilities which could drastically decrease the need for usage of fresh water in fracking.

Inadequate Regulatory Action.

Poor quality of existing water management resources, combined with regulatory inaction, have failed to provide the leadership and guidance to mandate recycling and reuse of water resources in many industries.   While there has been a general lack of adequate water management regulation in many industries, we believe that recent regulatory action requiring more responsible water usage management in oil and gas fracking in states such as Pennsylvania is a trend that should drive similar action in other states, such as North Dakota. North Dakota’s oil and gas industry has no readily available, affordable source of water recycling and treatment.  The current practice in North Dakota for wastewater created during fracking is to inject produced water back into the ground, a practice that has unknown effects on the environment and has come under heavy regulatory scrutiny in other States.  Each horizontal new well requires millions of gallons of fresh water over its life, contributing heavily to the supply crisis.  Any regulatory actions affecting the legality of fresh water usage in fracking or injection of produced water back into the ground could negatively affect the oil and gas industry in North Dakota and increase industry demand for water treatment and recycling services.

In addition to the oil and gas industry, the domestic agricultural industry is generally lacking in sufficient water management regulations.  Until a concerted private/public effort is expended, the contaminated acreage will continue to expand.  We believe the excess use of water and lack of regulation in the agricultural industry will inevitably result in regulatory changes which drastically increase the domestic demand for various water treatment and recycling services.

Growing Need for Affordable Regulatory Compliance.

There are over 200,000 public rural water districts in the United States.  The majority of these are considered very small, small and medium-sized public water systems, which support populations of fewer than 10,000 people.  A significant portion of these are in violation of the U.S. Safe Drinking Water Act (“SDWA”) at any given time.  This problem is expected to worsen as more stringent EPA rules are implemented for small public water systems.  Substantial expenditures will be needed in the coming years for repair, rehabilitation, operation, and maintenance of the water and wastewater treatment infrastructure.  We believe that water districts using conventional treatment methods will be unable to comply with the SDWA without massive installations of on-site chemical filter aids and disinfection equipment.

Consumer Safety.

Drinking water, regardless of its source, may contain impurities that can affect the health of consumers.  Although municipal agencies and water utilities in the United States are required to provide drinking water that complies with the SDWA, the water supplied to homes and businesses from municipalities and utilities may contain high levels of bacteria, toxins, parasites and human and animal-health pharmaceuticals, as well as high levels of chlorine used to eliminate contaminants.  In the industrialized world, water quality is often compromised by pollution, aging municipal water systems, and contaminated wells and surface water.  In addition, the specter of terrorism directed at intentional contamination of water supplies has heightened awareness of the importance of reliable and secure water purification.  The importance of effective water treatment is also critical from an economic standpoint, as health concerns and impure water can impair consumer confidence in food products.  Discharge of impaired waters into the environment can further degrade the earth’s water and violate environmental laws, with the possibility of significant fines and penalties from regulatory agencies.

International Market

International Demand for Safe Drinking Water.

The quality of drinking water outside the United States and other industrialized countries is generally much worse, with high levels of contaminants and often only rudimentary purification systems.  A recent report from the United Nations estimates that approximately 1.1 billion people worldwide do not have access to fresh drinking water and approximately 2.6 billion do not have adequate sanitation systems. Approximately 3.5 million people die each year from water-related diseases, a majority of them from countries lacking adequate access to safe drinking water and sanitation systems.  A lack of infrastructure in many of these areas creates a significant need for an affordable, mobile, customizable mobile water treatment system with adequate capacity.

Foreign Desalination Market Expansion.

Equally important to the treatment of contaminated water in foreign markets is the development of desalination as a method of producing potable water.  The Caribbean and Middle-Eastern markets already depend on desalination for a large portion of their drinking water.  Industry expectations are that this sector of the water treatment industry will experience significant growth during the forthcoming decades as ordinary sources of fresh water (such as lakes, rivers, streams, well water and treated water) continue to be stressed by unregulated industrial, commercial and agricultural uses.  The Sionix MWTS can be used in conjunction with existing desalination equipment to prolong the equipment life, creating cost savings and improving functionality.

The global market for the treatment and purification of drinking water and the treatment, recycling and reuse of wastewater has shown significant growth as world demand for water meeting the standards of various governmental mandates, including SDWA, Food and Agricultural Organization of the United Nations, California's Title 22 Water Quality Standards and a host of other national, international, and industry standards, continues to grow.

Current Water Treatment Solutions

Slow Sand Filtration

Slow sand filtration is used to enhance the clarity and aesthetics of delivered waters.  In a typical treatment facility, the first step adds to the raw incoming water a substance which causes tiny, sticky particles (called “floc”) to form.  Floc attracts dirt and other particles suspended in the water.  This process of coagulation causes heavy particles of dirt and floc to clump together and fall to the bottom.  These heavier particles form sediment which is siphoned off, leaving the clearer water, which passes on to filtration.  The most common filtration method is known as “slow sand” or sand-anthracite, in which the water flows into large shallow beds and passes down through layers of sand, gravel and charcoal.  The final process is disinfection, often using chemicals such as chlorine or ozone.

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

In addition to the excessive size of treatment facilities and the time consuming process, the average life expectancy of a treatment plant is only about 15-20 years, after which the plant must be extensively renovated.  Population growth necessitates enlarging old facilities or building new ones, occupying still more valuable land.  This process of updating old facilities or of building new facilities is both expensive and time-consuming.

Aside from cost and logistics, another serious drawback is the need for use of costly chemicals to complete filtration and prevent the spread of pathogens.  Illnesses such as hepatitis, gastroenteritis and Legionnaire’s Disease, as well as increasingly pervasive chemical contaminants, have become more common.  One of the more difficult of these problems is monitoring and providing a barrier against microscopic protozoan parasites such as cryptosporidium (4-7 microns in size) and giardia lamblia oocysts (5-7 microns).  These common organisms exist naturally in the digestive systems of livestock and wild animals, and end up in lakes and streams.  They have caused severe illness in millions of people in the United States.  Conventional “slow sand” water filtration beds, used in most of the nation’s public water districts, will not filter out these organisms.

In general, water districts using sand-anthracite filters cannot meet the EPA Surface Water Treatment rules without a massive increase in on-site chemical filter-aids, additional filtering and the installation of ozone or other disinfection equipment.

Organic Filtration

Organic filtration is the process of removing organic matter from water.  As previously mentioned, the popular conventional filtration systems, such as “slow sand”, cannot effectively filter out smaller organic matter.  The presence of high levels of organic matter makes disinfection more difficult and will clog expensive filter media used in these processes, causing long back-flush cycles, increasing the volume of back-flush waste-water.  Reverse osmosis and activated coal are two of the most common organic filtration methods.

Reverse osmosis is a filtration method that removes many types of large molecules and ions from solutions by applying pressure to the solution when it is on one side of a selective membrane. The result is that the solute is retained on the pressurized side of the membrane and the pure solvent (water) is allowed to pass to the other side.  Reverse osmosis systems are often used in conjunction with other forms of water treatment such as “slow sand” or dissolved air flotation.

Coal based activated carbon originates from coal that has undergone steam activation process to create its activated carbon form.  During activation, it creates millions of pores at the surface of the carbon thus increasing the total surface area. Activated carbon pores can be divided into three general sizes, Micro-pores (diameter in the range of less than 2 nm), Meso-pores (diameter in the range of 2 – 25 nm), and Macro-pores (diameter in the range of above 25 nm).  Due to its unique distribution of pores diameter, coal based activated carbon is very popular in the gas phase purification industries, potable water purification industries, wastewater purification industries and aquarium/pond water purification industries.

In the case of desalination, organic matter is the primary cause of system failures resulting from fouling of the delicate filtration membranes that are used to filter out organic matter.  These costly filtration membranes require frequent replacement and maintenance. The membranes are clogged quickly by organic particles in the water, due to the fact that most initial filtration systems (such as “slow sand” and standard DAF) are not technologically advanced enough to remove an optimal amount of smaller particles.  This adds excess strain on filter membranes, causing the need for frequent replacement.

In addition to higher costs associated with organic filtration there have been several serious public health emergencies caused by microbes breaking through the filtration barrier in treatment facilities.  When ingested, they can cause diarrhea, flu-like symptoms and dehydration.  In 1993, over 400,000 people in Milwaukee, Wisconsin became ill and more than 100 people died during a failure in the drinking water filtration system according to the Department of Health and Human Services – Centers for Disease Control and Prevention (CDC).

Most surface water bodies in the United States, many of which supply drinking water, are contaminated with these organisms.  They are extremely resistant to disinfection, and increasing disinfectant levels in the attempt to kill them creates a new set of problems.  Disinfectants such as chlorine can react with organic matter in the water to form new chemicals known as “disinfection byproducts.”  These byproducts, of which trihalomethanes (THM) are the most common, are thought to be health-threatening and possibly cancer-causing.  The SDWA regulations address minimum acceptable levels of these byproducts, including THMs.  Therefore, physical removal of the organisms from the water is vitally important to their control.

Dissolved Air Floatation.

Dissolved air flotation, or DAF, has been used in water and wastewater treatment for more than eighty years.  The DAF method involves injecting microscopic bubbles of air under pressure into the water being treated.  The air molecules bond with organic and inorganic matter in the water, and because of their lightness, the clumps float to the surface, where they are skimmed away.  Over the eight decades this technology has been utilized, various improvements have been made in the technology.  Until recently, it has not been utilized widely in the United States, and is used primarily for wastewater treatment.  DAF is often used in conjunction with previously mentioned forms of treatment such as slow sand and organic filtration.

A disadvantage of the original DAF technology is that historically DAF systems performing at their best were only able to create bubbles that were 50+ microns in size.  Therefore, any organic matter smaller than 50 microns was not removed through the DAF filtering process.  The water is then disinfected using chemicals or, if necessary, is put through an organic filtration system where the large amount of remaining organic matter will more quickly clog filtration membranes.

Our Solution – Sionix MWTS

The Sionix MWTS is a self-contained, mobile, customizable water treatment system or pre-treatment process that uses ordinary air, with minimal chemical flocculent aids.  We believe that the MWTS is a cost-effective solution for a wide range of applications, including even the smallest water utilities or commercial applications.  Our mobile treatment system technology enables water recycling and purification for oil and gas, agriculture, disaster relief, municipalities and other applications.

The Sionix MWTS employs our patented DAF technology and improves the efficiency of the standard DAF process by removing what management estimates as more than 99.95 percent of the organic, and most inorganic, particles in water.  Historically, DAF systems created bubbles that were 50+ microns in size, which were unable to remove all contaminants due to their size. The patented Sionix technology makes micro-bubbles, which allow a much greater percentage of contaminants to be captured, floated to the surface and skimmed off, without harmful chemicals.  The primary benefits of the Sionix MWTS system include:

•
Decreased Costs.  The Sionix MWTS reduces costs associated with chemical treatments, energy usage, and day-to-day operations.  By significantly reducing water turbidity and minimizing pathogens, the MWTS minimizes the need for disinfection chemicals.  Used in conjunction with treatment and/or filtration technology, which may be required by specific raw water conditions, it reduces back-flush cycle times, thereby lengthening the life of post-DAF equipment such as reverse osmosis membranes, creating cost savings while reducing risks caused by use of excess chemicals.  The Sionix DAF provides a denser concentration of white water bubbles, all while using a fraction of the floor space as compared to a typical DAF system.  Additionally, the customer can save on operating costs as our technology allows the user to operate and control the entire MWTS from a remote site via satellite or wireless communications.  A comprehensive service and maintenance program would also be part of all equipment leases.

•
Customizable Solution.  Each MWTS is completely modular and can either be used to replace, or integrate with, existing filtration and treatment technology.  We can customize each installation with filtration and reclamation options appropriate for the required treatment needs.  Standard configuration includes a control and testing laboratory located in the rear of the DAF container.  The addition of a generator module makes the system self-powered and each component of the MWTS is upgradeable.  Our standard MWTS produces 280 gallons of post-DAF treated water per minute (about 403,200 gallons per day).  If additional reverse osmosis treatment is required to produce potable water, output is generally diminished dependent upon salinity and TDS of the pre-treated water.  Multiple MWTS units can be assembled together for increased capacity.

•
Small, Mobile Footprint. The majority of existing water filtration facilities occupy large tracts of land and are comprised of large, shallow in-ground concrete structures, often hundreds of feet long to accommodate large volumes of water.  Our MWTS units occupy a much smaller footprint ranging from 3,000 to 5,000 sq. ft. depending on the type of unit, and are modular, self-contained and portable.  The entire MWTS is built into one or more forty-foot ISO standard transportable containers

•
Rapid Deployment.  Currently, population growth necessitates enlarging old facilities or building new ones, occupying still more valuable land.  This process requires lengthy environmental impact studies, long design periods, and complex financing programs to fund costly construction budgets, as lead times usually stretch out for years.  The Sionix product offers rapid deployment, with a 24-72 hour install, fully commissioned in three to six weeks. The MWTS is assembled in a steel container which is sealed, thus preventing tampering or incursion by bio-terrorism or airborne contaminants.  Should catastrophic damage be incurred, a replacement unit may be installed within a few days rather than many months or years as with in-ground systems.

•	Regulatory Compliance. Our MWTS, by virtue of minimizing dangerous pathogens, also minimizes the necessity of using potentially cancer-causing disinfection products.

Growth Strategy

Our objective is to be a leading provider of patented water treatment technologies that can be used by our customers for water management and treatment solutions in multiple end markets.  Our solutions are designed to make it more cost-effective for our customers to quickly deploy water treatment technologies.  The principal elements of our strategy are to:

•
Focus our sales efforts into the oil and gas markets where our technology and solutions can offer an immediate return on investment for our customers.  While there are many end market applications for our technology, we believe the treatment of flowback water from oil and gas production offers the most compelling near term opportunity.

✓	The Williston Basin Opportunity – This energy rich shale formation could provide significant sales opportunities for Sionix for the following reasons:

(i)	Lack of infrastructure, including such basic requirements as housing, sanitation and transportation;
(ii)	Expensive transporation labor costs;
(iii)	No treatment alternatives to hydrocarbon contaminated wastes other than disposal wells where toxic wastes are injected thousands of feet below the surface;
(iv)	Inconsistent regulatory environment
(v)	Increasing focus on environmental impact of fracking; and
(vi)	High demand on fresh water resources to support hydraulic fracturing activities.

The Sionix MWTS offers an alternative to producers, allowing them to recycle the toxic flowback water at the wellhead from hydrofracturing operations and return the treated water to the drillers for reuse.  Recycling provides both economic and environmental benefits, including eliminating the expensive transportation costs and reducing the maintenance costs for roadways through the Williston region.

In addition to the oil and gas applications, the proliferation of oil and gas related man camps in the Williston region to domicile workers, sub-contractors, and oil field service personnel represents a significant strain on source or non-existant waste treatment resources.  Coupled with antiquated municipal treatment facilities, treatment of man camp and municipal wastes represents a meaningful resource of treated water for hydrofracturing activities without continued drawdowns on existing fresh water sources.

Sionix plans to deploy a standard MWTS to the Williston region to remediate flowback water at an injection well site to provide data and an on-site demonstration of the capabilities of the Sionix MWTS in real time.  Our ability to remediate flowback water from the oil and gas activities in the area and to supplement the water provided for oil and gas activities by treating municipal waste water to reduce dependence on fresh water, we believe gives Sionix a competitive advantage in the Williston region.

✓
The Marcellus Shale Opportunity – Sionix has an understanding with a client, currently engaged in permitting activities in Pennsylvania, to provide a demonstration MWTS for purposes of testing, demonstration, and documentation.  To the extent this MWTS achieves acceptable testing results that have been developed in cooperation with regulatory, scientific and engineering consultants, we believe that a definitive purchase order will be placed for the existing MWTS and at least two more MWTS products for installation at a site that will be permitted and developed during the first half of 2012.

✓
Other Shale Formations – In a 2006 study sponsored by the U.S. Geological Survey, shale formations in the continental United States contain potential energy resources in amounts of eight times the resources in the rest of the world. As hydrofracturing, horizontal drilling, and artificial permeability technologies are required to harvest these vast domestic resources, water will either represent a significant inhibitor to the development of the resources, or if properly implemented water conservation measures are mandated, including recycling toxic hydrofracturing flowback water and harvesting local waste treatment products, water will facilitate the continued development of these resources.  We believe that Sionix can play a significant role in the development of these energy rich properties.

●
Expand domestic and international sales force with individuals who possess industry and application specific experience and relationships.  We intend to hire a direct sales force with industry expertise and relationships in the end markets we plan to target.

●
Build relationships with Engineering, Procurement and Construction (“EPC”) and other water treatment consulting companies that can serve as an indirect sales channel.  EPC and consulting companies provide important strategic advice to our end customers on the engineering, design and construction of water treatment solutions and can have significant influence over a significant portion of the end customer’s budget.  We intend to build and deepen our relationships with these companies to accelerate the acquisition of new customers.

●
Grow revenue through flexible business model.  We have the ability to integrate our technology in new and existing water treatment and management solutions.  We have a model that provides flexibility to sell, lease or operate our MWTS and water treatment solutions to meet the needs of our end customers.  We may in some instances lease or operate our MWTS for our customers as a fast-to-market strategy, using the customers operational budget to circumvent the capital budget cycle or adapt to environments that need quick implementation such as disaster relief or equipment failure.

●
Expand domestic and international partnerships with companies that have extensive experience and relationships in the water treatment market.  We believe there is an opportunity to partner with leading water treatment companies with expertise and relationships in geographies where we currently do not have a presence.  An example of this strategy includes the recent agreement with Superklean Environmental Engineers Pvt. Ltd. (SEEPL), a Mumbai, India-based water and wastewater treatment company, for the establishment of Sionix SK India Pvt. Ltd. (Sionix SK), a joint venture (JV) entity, to address water treatment requirements on the Indian Sub-Continent.

●
Continue to invest in research and development activities and patent portfolio.  We intend to continue to invest in research and development activities to develop new technologies and solutions focused on the water treatment market.

Marketing and Sales Plan

We plan to market and sell our MWTS through participation in a number of vertical market oriented industry groups, including selected advertising in specialized publications, trade shows, and direct mail.  Initially we intend to utilize in-house marketing in conjunction with outsourced marketing consultants and national and international distributorships and agency relationships, both exclusive and non-exclusive in nature.

Our marketing efforts emphasize that our MWTS are easily expandable and upgradable; for example, adding ozone and microfiltration equipment to a DAF component is similar to adding a new hard drive to a personal computer.  Each piece of equipment comes with state-of-the-art telemetry and wet-chemistry monitoring that expands as the MWTS does.  We plan to provide lease financing for all of our MWTS, not only making it easy for a customer to acquire the equipment, but also guaranteeing that the customer will always have access to any refinements and improvements made to the MWTS.

Addressable Markets

In the United States, we plan to target the established base of small to medium water systems, as well as industrial users (such as the oil and gas industry, agriculture and food producers, and pharmaceuticals) and disaster relief agencies with a need for a clean and consistent water supply.  Our initial focus in domestic markets will be on oil and gas, as well as the agricultural industry.

Outside the United States, we plan to market principally to local water systems and international relief organizations.  The global market for water recycling, reuse and treatment includes a broad array of commercial, industrial, agricultural, municipal and disaster relief applications.  According to industry data, it is estimated that 1.1 billion people in the world do not have safe drinking water.  There is significant market potential in Asian, Africa, and Latin American countries, where there is a severe lack of supply of water for consumption or daily use, as well as poor quality of existing drinking water.

The following is a brief description of targeted applications and types of customers we intend to market to:

•
Oil and Gas Industry.  The reservoir rocks in any oil and gas formation usually contain water along with hydrocarbons in varying concentrations.  When hydrocarbons are extracted from the formation, water is also recovered along with hydrocarbons and is generally defined as “Produced Water.”  On average, the ratio of produced water to actual hydrocarbons extracted from the wells of varying maturity is approximately 3:1, but can be as high as 10:1.  The volume of water produced presents the greatest waste management challenge for oilfield operators in the oil and gas sector.  In addition, most wells utilizing hydrofracturing technology use enormous amounts of fresh water, up to 8 million gallons of water for a single well.  After the hydrofracturing procedure completes, the fluid returns to the surface as flowback water, contaminated by fracturing chemicals and subsurface contaminants including toxic organic compounds, heavy metals, and naturally occurring radioactive materials.  Local and national government authorities have begun to focus on the issue of flowback water discharge and the use of fresh water resources to drill new wells.  These government officials are adopting laws and regulations to limit the discharge of harmful chemicals associated with produced and flowback water.

•
Wastewater and Sewage Treatment Facilities.  Municipal sewage treatment is the process of removing contaminants from wastewater originating from household, industrial, healthcare and commercial sewage.  It includes physical, chemical, and biological processes to remove physical, chemical and biological contaminants to produce a waste stream (treated effluent) and a solid waste or sludge suitable for discharge or reuse back into the environment.  This material is often inadvertently contaminated with many toxic organic and inorganic compounds.  Many of our country’s current municipal wastewater treatment systems are functionally outdated and subject to increasing regulatory demands to meet even minimal discharge standards.

•
Disaster Relief Organizations.  During natural disasters such as earthquakes, tsunamis, floods, hurricanes, and tornadoes, it is the role of the National Guard and the Federal Emergency Management Agency to assist local authorities with emergency services.  Damage to local utilities can disrupt the fresh water supply and cause the failure of wastewater (sewage) treatment plants.  The MWTS can help address both of these problems.  The system is completely self-contained, can be easily transported from place to place, is highly efficient, and can be equipped with its own power package.

•
Agribusiness. Treatment of agricultural wastewater is segregated into three categories:  (i) food processing, (ii) animal waste (feed lots) and (iii) crop runoff pollution.  Within the food processing industry there are several subsets, including (i) produce, (ii) meat processing, (iii) egg production, and (iv) dairy operations. Crop runoff pollution is the result of planting, cultivating, fertilizing, weed and pest control, and harvesting on the farm.  (Runoff is caused by rain and irrigation.)  Food processing involves treatment of animal waste pre-slaughter in the case of feeder cattle, hogs, and poultry.  It also involves post harvest treatment of produce either for fresh delivery or for preservation by canning and/or freezing operations.

•
Developing Countries. In addition to the U.S. market, fast spreading urbanization in third-world countries has created a growing demand for public water systems.  Most of the fatal waterborne illnesses occur in these third world or developing countries.  Industrial and agricultural contamination of water supplies is epidemic because environmental controls are neither adequate nor well enforced.

Testing Plan and Results (2011)

We conducted a battery of tests on the most-recent design, fabrication, and assembly of our MWTS in June 2011.  By conducting these tests, the efficacy of the MWTS was proven for treating contaminants in water currently affecting the people of Japan, the treatment of produced water from the oil and gas industry, and water contaminated from agricultural activity.  Four different tests, with various contaminants in both freshwater and brackish water, were conducted as follows:

•
In Test Level 1, Lead, Cesium, and Iodine were added to the influent.  Level 1 was designed to show the capacity and efficacy of the MWTS to treat contaminants that are reported as those predominant in Japan’s water.

•
In Test Level 2, approximately 175 lbs of salt was added to the influent water to reach no greater than 1500 ppm.  Level 2 was designed to show the capacity and efficacy of the MWTS to treat influent water with a high concentration of salinity – as found in brackish water.

•
In Test Level 3, hydrocarbons were added to the brackish concentrate from Test Level 2.  Level 3 was designed to show the capacity and efficacy of the MWTS to treat produced water in the oil and gas industry.

•
In Test Level 4, biological contaminants were added.  Level 4 was designed to show the capacity and efficacy of the MWTS to treat contaminants that impact healthcare and agricultural applications, markets in which we have intense interest.

The testing results proved that the MWTS as configured could reduce or eliminate the contaminants.

Patents

We hold 4 issued patents related to water treatment and one provisional patent application covering a new invention related to an evaporation technology filed on February 28, 2011.  Three additional patent applications were filed on February 17, 2011 related to our process of bubble generation.  Patents covering various aspects of the unit which forms a part of our MWTS will remain in force until 2023.

Research and Development

Research and development expenses for the year ended September 30, 2011 were $562,179 and for the year ended September 30, 2010 were $360,982.  Research and development consists of additional modifications to the MWTS based on the varying water conditions experienced by our customers and prospective customers, and adjustments to unit functionality based on testing results.  We capitalize development costs in accordance with U.S. generally accepted accounting principles. All other costs, including salaries and wages of employees included in research and development, have been expensed as incurred.

Strategic Partners

In March, 2010 we announced our strategic alliance agreement with Pacific Advanced Civil Engineering, Inc. (PACE), an advanced water engineering firm headquartered in Fountain Valley, California.  PACE has over 35 years of experience in all phases of water remediation, large and small, including storm water management, river engineering, floodplain mapping, watershed analysis and planning, GIS water resource applications, water quality assessment, water and wastewater treatment, potable water storage and distribution, and lake systems.  Under this agreement, PACE has provided continuous engineering oversight of our MWTS and the units included in them.

We have also entered into an exclusive services agreement with PERC Water Corporation (PERC), a water recycling and water asset management company headquartered in Costa Mesa, California.  Under the agreement, PERC has the exclusive right to supply logic controls, including the software, hardware, firmware, panels and networks, including Ethernet, Wi-Fi and/or satellite based telemetry.  Johan Perslow, the founder of both PACE and PERC, joined the Board of Directors of Sionix in June 2010.

Pursuant to our arrangement with PACE, PACE is to receive a fee of 3% of the revenue earned from the sale of a MWTS for services provided on a per customer basis. Should we require additional services from PACE, the services will be charged either on a per-hour or fixed-price basis. Our arrangement with PERC is on a per installation basis.

We anticipate that these relationships will help us to validate the efficacy of our technology.  We also believe that these relationships expose us to a potentially broader range of application opportunities, and types of customers.

Competition

We estimate that we have hundreds of potential competitors – DAF has been used for over 80 years.  However, due to the economic barriers created by the investment necessary to tool a manufacturing facility and employ the personnel necessary to develop and sell equipment, competition in the water treatment and filtration industry may grow slowly.  Our MWTS must compete with water treatment equipment produced by companies that are more established than we are and have significantly greater resources than we have, such as General Electric Co., Siemens Water Technologies, US Filter, Veolia Environment, and Cuno Incorporated.  We also compete with large architectural/engineering firms that design and build water treatment plants and wastewater facilities and with producers of new technologies for water filtration.  Competitive factors include system effectiveness, operational cost and practicality of application, pilot study requirements and potential adverse environmental effects.  We note that competition in our industry is not based solely on price – water purification, filtration and recycling solutions tend to be highly customized and designed to the customer’s specifications, and thus a wide range of considerations determine the competitiveness of the products and solutions of participants in our industry.  In competing in this marketplace, we must also address the conservative nature of public water agencies and fiscal constraints on the installation of new systems and technologies.  Currently we do not represent a significant presence in the water treatment industry.

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

In 1974, the U.S. Safe Drinking Water Act was passed.  It empowered the EPA to set maximum levels of contamination allowable for health-threatening microbes, chemicals, and other substances which could find their way into drinking water systems, and gave the agency the power to delegate enforcement.

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

While we are sensitive to matters of excessive or unreasonable regulatory oversight, the lack of consistent treatment standards, development of micron and sub-micron measurement technologies, and jurisdictional irregularities have compounded an unfortunate lack of self regulation.  We believe that on the whole, growth of reasoned and responsible regulatory standards tend to enhance rather than detract from sales/marketing opportunities for Sionix.

Manufacturing and Raw Materials

We sub-contract the manufacture of the units which form a part our MWTS through a series of location-based service providers who manufacture and assemble in accordance with our specifications and design requirements. We determined in December, 2009 that it was not cost-effective or necessary for quality management to maintain our own manufacturing operation, and closed our facility in the Anaheim, California.  Our sub-contracting arrangements are anticipated to cover various international geographic regions, with a single contract manufacturer for the North American continent. The materials used in the production of the Sionix products are easily obtainable from a variety of suppliers.

Employees

We have eight full-time employees as of the date of this report, none of whom are covered by any collective bargaining agreement. We consider the relationships with our employees to be good.

ITEM 1A.   RISK FACTORS

In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

We have reported limited revenues.  We cannot assure you that we will earn enough revenues to sustain our operations.

We have been in business for more than ten years and only in our last fiscal year have we reported revenues from operations.  We were in the development stage since inception through December 2009 when we recognized revenue from the sale of our first unit.  Except for the revenue we received from the pilot system, and deposits for the commercial sale, all of our working capital has been generated by sales of securities and loans.

We have a history of operating losses, which may continue.  We cannot assure you that we will ever be profitable.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We had a net loss of $6,300,426 for the year ended September 30, 2011 and a net income $3,291,470 for the year ended September 30, 2010 (due to derivative accounting), and as of September 30, 2011 our accumulated deficit was $31,899,493.  We have not achieved profitability on a quarterly or on an annual basis from normal operations.  We may not be able to generate revenues or reach a level of revenue to achieve profitability.

We do not have sufficient cash to support our operations and we will need to find capital to operate. If we are unable to raise capital as we need it, we may have to curtail, or even cease, our operations.

We do not have enough cash to support our operations.  Our capital requirements have been and will continue to be significant.  In order to fund shortages of capital, we have borrowed money from our major stockholders and sold our securities.  Our major stockholders are not under any obligation to continue purchasing equity securities or to provide loans to us. We will need to raise additional capital to continue our operations.  If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants or additional security interests in our assets. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. If we are unsuccessful in finding financing, we may be required to severely curtail, or even to cease, our operations.

As of December 1, 2011, we had approximately $1.7 million in debt scheduled to be paid during 2012.  We are not certain that we will have the funds to repay this debt, which could subject us to legal action.  Any such actions would adversely affect our business and financial condition.

As of December 1, 2011, we had $1,737,378 of debt securities that we issued and aged accounts payable that were scheduled to be repaid during 2011.  Of this amount, $45,000 relates to amounts under 10% notes that were past due as of that date.   Although we consider our relationships with our lenders to be good, and while we have not received a demand for payment from any lender, we do not currently have the funds to repay this debt and we cannot assure you that we will be able to raise the funds or to renegotiate the terms of the loans.  If we default on these obligations or a demand for payment is made and if our investors refuse to renegotiate the terms of the loans, we may be subjected to lawsuits which would further strain our finances and disrupt our business and would adversely affect our business and financial condition.

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the period ended September 30, 2011 were prepared on a going concern basis.  Our auditors have indicated that our inability to generate revenue raises substantial doubt as to our ability to continue as a going concern.  Through September 30, 2011, we incurred cumulative losses of $31,899,493 including a net loss for the year ended September 30, 2011 of $6,300,426.  Our ability to maintain our status as an operating company is entirely dependent upon obtaining adequate cash to finance our overhead, research and development activities, and acquisition of production equipment.  We do not know if we will achieve a level of revenues adequate to support our costs and expenses.  In order to meet our basic financial obligations, including rent, salaries, debt service and operations, we plan to seek additional equity or debt financing.  Because of our history and current debt levels, there is considerable uncertainty as to whether we will be able to obtain financing on terms acceptable to us.  Our ability to meet our cash requirements for the next twelve months depends on our ability to obtain financing. There is no assurance that we will be able to implement our business plan or continue our operations.

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

In connection with the restatement of our consolidated financial statements for the years ended September 30, 2007 and 2008 and each subsequent quarter through the quarter ended June 30, 2009, we identified weaknesses in internal control over financial reporting that were material weaknesses as defined by standards established by the Public Company Accounting Oversight Board.  The deficiencies related to our lack of a sufficient number of internal personnel possessing the appropriate knowledge, experience and training in applying US generally accepted accounting principles, in reporting financial information in accordance with the requirements of the SEC, our lack of an audit committee to oversee our accounting and financial reporting processes, our lack of written documentation of our internal control policies and procedures, our lack of sufficient segregation of duties within accounting functions and our lack of review and supervision procedures for financial reporting functions.  We cannot assure you that our efforts to remediate our internal control over financial reporting relating to the identified material weaknesses will establish the effectiveness of our internal control over financial reporting or that we will not be subject to material weaknesses in the future.

We may be unable to compete successfully in our industry.  If we cannot compete successfully, the value of your investment may decline.

Many of our competitors, such as General Electric Co., Veolia Environment, and Siemens Water Technologies, are large, diversified manufacturing companies with significant expertise in the water quality business and contacts with water utilities and industrial water consumers.  These competitors have significantly greater name recognition and financial and other resources.  We may not be able to compete successfully against them.  We do not represent a significant presence in the water treatment industry.

Our industry is subject to government regulation, which may increase our costs of doing business.  Such regulations could have a material adverse impact on our results of operations.

Treatment of domestic drinking water and wastewater is regulated by a number of federal, state and local agencies, including the U.S. Environmental Protection Agency.  The changing regulatory environment, including changes in water quality standards, could adversely affect our business by requiring us to re-engineer our products or invest in new technologies.  This could have a material adverse effect on our results of operations by increasing our costs of doing business.

We may be subject to product liability claims for which we do not have adequate insurance coverage. If we were required to pay a substantial product liability claim, our business and financial condition would be materially adversely affected.

We, like any other manufacturer of products that are designed to treat food or water, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury.  Such claims may include, among others, that our products fail to remove harmful contaminants or bacteria, or that our products introduce other contaminants into the water. While we maintain product liability insurance, there can be no assurance that such insurance will continue to be available at a reasonable cost, or, if available, will be adequate to cover liabilities.  In the event that we do not have adequate insurance, product liability claims relating to defective products could have a material adverse effect on our business and financial condition.

Our water treatment system and the related technology are unproven and may not achieve widespread market acceptance among our prospective customers. If we are unable to sell our water treatment systems, our business and prospects will suffer and our results of operations will be adversely affected.

Although we have installed a water treatment system in two pilot locations and one customer location, our products have not yet been proven in a commercial context over any significant period of time.  We have developed our proprietary technology and processes for water treatment based on dissolved air flotation technology, which competes with other forms of water treatment technologies that currently are in operation throughout the United States.  Our water treatment system and the technology on which it is based may not achieve widespread market acceptance.  Our success will depend on our ability to market our system and services to businesses and water providers on terms and conditions acceptable to us and to establish and maintain successful relationships with various water providers and state regulatory agencies.

We believe that market acceptance of our system will depend on many factors including:

•	the perceived advantages of our system over competing water treatment solutions;

•	the safety and efficacy of our system;

•	the availability of alternative water treatment solutions;

•	the pricing and cost effectiveness of our system;

•	our ability to access businesses and water providers that may use our system;

•	our ability to develop effective sales and marketing efforts;

•	publicity concerning our system and technology or competitive solutions;

•	timeliness in assembling and installing our system on customer sites;

•	our ability to respond to changes in regulations; and

•	our ability to provide effective service and maintenance of our systems to our customers’ satisfaction.

If our system or our technology fails to achieve or maintain market acceptance or if new technologies are introduced by others that are more favorably received than our technology, are more cost effective or otherwise render our technology obsolete, we may not be able to sell our systems.  If we are unable to sell our systems, our business and prospects would suffer and the results of our operations would be adversely affected.

We depend on a limited number of manufacturers and suppliers to produce assemble various critical components for our MWTS, including an exclusive supply agreement with PERC Water Corporation (PERC). The loss of any of our manufacturing or supply relationships could delay production and sales of our products.

We rely entirely on third parties to produce and assemble units that form a part of our MWTS.  In addition, PERC has any exclusive right to supply logic controls, including software, hardware, firmware, panels and networks for our MWTS.  If any of our existing manufacturers or suppliers were unable or unwilling to meet our demand for products, if the products they produce and assemble do not meet quality and other specifications or if we switch manufacturers or suppliers for any reason, production and sales of our product could be delayed.

We must meet evolving customer requirements for water treatment and invest in the development of our water treatment technologies.  If we fail to do this, our business and operating results will be adversely affected.

If we are unable to develop or enhance our systems and services to satisfy evolving customer demands, our business, operating results, financial condition and prospects will be harmed significantly.

Failure to protect our intellectual property rights could impair our competitive position.  If we are unable to protect our intellectual property rights, our business could be materially adversely affected.

Our water treatment systems utilize a variety of proprietary rights that are important to our competitive position and success.  Because the intellectual property associated with our technology is evolving and rapidly changing, our current intellectual property protections may not be adequate. We rely on a combination of patents, trademarks, trade secrets and contractual restrictions to protect the intellectual property we use in our business.  In addition, we generally enter into confidentiality agreements or have confidentiality provisions in agreements with our employees, consultants, strategic partners and customers and control access to, and distribution of, our technology, documentation and other proprietary information.

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

An assertion by a third party that we are infringing its intellectual property could subject us to costly and time-consuming litigation or expensive licenses and our business might be harmed.

The water management and treatment industry is characterized by the existence of a large number of patents and other intellectual property rights and our competitors might assert that we are infringing their intellectual property rights.  We might not prevail in any intellectual property infringement litigation given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays, or require us to enter into royalty or licensing agreements. If our products violate any third-party proprietary rights, we could be required to withdraw those products from the market, re-develop those products or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our products, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results.

Demand for water treatment systems could be adversely affected by a downturn in government spending related to water treatment, or in the cyclical residential or non-residential building markets.

Our business will be dependent upon spending on water treatment systems by utilities, municipalities and other organizations that supply water which, in turn, is often dependent upon residential construction, population growth, continued contamination of water sources and regulatory responses to this contamination.  As a result, demand for our water treatment systems could be impacted adversely by general budgetary constraints on governmental or regulated customers, including government spending cuts, the inability of government entities to issue debt to finance any necessary water treatment projects, difficulty of customers in obtaining necessary permits or changes in regulatory limits associated with the contaminants we seek to address with our water treatment system.  A slowdown of growth in residential and non-residential building would reduce demand for drinking water and for water treatment systems.  The residential and non-residential building markets are generally cyclical, and, historically, down cycles have typically lasted a number of years. Any significant decline in the governmental spending on water treatment systems or residential or non-residential building markets could weaken demand for water treatment systems.

Because our long-term success depends, in part, on our ability to sell our products to customers located outside of the United States, our business will be susceptible to risks associated with international operations.

We plan to market and sell our products to customers located outside of the United States. Conducting international operations would subject us to risks that we might not otherwise encounter from operating in the United States, including:

•	fluctuations in currency exchange rates;
•	unexpected changes in foreign regulatory requirements;
•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	difficulties in managing and staffing international operations;
•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;
•	localization of our products;
•	the burdens of complying with a wide variety of foreign laws and different legal standards;
•	increased financial accounting and reporting burdens and complexities;
•	political, social and economic instability abroad, terrorist attacks and security concerns in general; and
•	reduced or varied protection for intellectual property rights in some countries.

The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally. Additionally, operating in international markets also requires significant management attention and financial resources. We might choose or need to structure certain of our international operations as joint ventures, in which case we might have limited control over the joint venture, need to share a substantial portion of any gains that arise from the joint venture with our joint venture partners or have significant potential obligations to fund the joint venture. We cannot be certain that the investment and additional resources required in establishing, acquiring or integrating operations in other countries will produce desired levels of revenues or profitability.

SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock is considered to be a “penny stock” under federal securities laws.  Penny stocks are subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock, which may affect the trading price of our common stock.

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

On one occasion over the past two years we were unable to file annual or quarterly reports on a timely basis.  If we fail to file periodic reports on a timely basis, our common stock may cease to be quoted on the OTCBB.

Section 6530(e)(1) of the FINRA Manual states, “Notwithstanding the foregoing paragraphs, a member shall not be permitted to quote a security if: (A) while quoted on the OTCBB, the issuer of the security has failed to file a complete required annual or quarterly report by the due date for such report (including, if applicable, any extensions permitted by SEC Rule 12b-25) three times in the prior two-year period . . . .”  If we fail to file an annual or quarterly report on a timely basis, the OTCBB will no longer allow our common stock to be quoted.

Our common shares are thinly traded and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. We cannot assure you that we will be able to meet the requirements for continued listing going forward.

Our common shares have historically been sporadically or “thinly-traded” on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of significant revenues that could lead to wide fluctuations in our share price.  The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market.  You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price is attributable to a number of factors.  First, as noted above, our common shares are sporadically and/or thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Secondly, we are a speculative or “risky” investment due to our lack of significant revenues or profits to date and uncertainty of future market acceptance for our current and potential products.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes, additions or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this report.  Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Volatility in our common stock price may subject us to securities litigation.  Litigation may divert management’s attention from our day-to-day operations and use resources, such as cash.  As a result, our business and prospects could be adversely affected.

The future market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect our share price will be more volatile than a seasoned issuer for the indefinite future.  As of the present date, we have a large number of freely tradable shares, which may exacerbate volatility and result in exaggerated price changes in the common stock.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of our securities.  We may, in the future, be the target of similar litigation.  Litigation could result in substantial costs and liabilities and could divert management’s attention and resources from our operations.

The elimination of monetary liability against our directors, officers and employees under state law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain specific provisions that eliminate or limit the liability of directors for monetary damages to us and our stockholders, and we are prepared to give such indemnification to our directors and officers to the extent permissible under state law.  We may also maintain or enter into, from time to time, contractual agreements that obligate us to indemnify our officers under employment agreements, and similar contractual agreements with our directors.  The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, in the event of actions against our officers and directors, which we may be unable to recoup.  These provisions and resultant costs may also discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company we are not required to provide this information.

ITEM 2.   PROPERTIES

We do not own any physical properties that are material to our business.  We lease a facility located at Lake Stevens, Washington which is used to assemble and test our water treatment systems.  The lease is a month-to-month lease and the rent is $6,145 per month.  Our mailing address is 914 Westwood Blvd., Box 801, Los Angeles, California, 90024. This address is used for mailing purposes only, because our executives and employees are in various locations around the United States.

ITEM 3.  LEGAL PROCEEDINGS

Other than as noted below, we are not a party to any pending legal proceedings.

On January 14, 2011 we settled all claims with an attorney, Robert J. Zepfel of Haddan & Zepfel.  Mr. Zepfel filed a Complaint in the Superior Court of California, County of Orange (assigned Case No. 30-2010-00333941) alleging claims for breach of contract and seeking money damages. Mr. Zepfel's Complaint focused upon a fee agreement entered into July 2003. Mr. Zepfel claimed that as of the filing date $96,896 was due in fees, interest and penalties for non-payment. The Company and Mr. Zepfel settled the claim for $80,000 to be paid out over a period of approximately 10 months from the date of settlement. This obligation is now paid in full.

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

	High	Low
Fiscal Year Ended September 30, 2011:
First Quarter	0.06	0.04
Second Quarter	0.06	0.04
Third Quarter	0.19	0.04
Fourth Quarter	0.16	0.05

Fiscal Year Ended September 30, 2010:
First Quarter	0.17	0.08
Second Quarter	0.17	0.08
Third Quarter	0.11	0.08
Fourth Quarter	0.09	0.05

As of December 1, 2011, we had approximately 878 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of September 30, 2011.

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

 Recent Issuances of Unregistered Securities

During the fourth quarter of the fiscal year ending September 30, 2011, we issued the following unregistered securities.

On September 16, 2011 we borrowed $40,000 from Asher Enterprises, Inc.  The loan is evidenced by a promissory note and matures 270 days from the issuance date.  The note accrues interest at the rate of 8% per annum until the principal amount and all accrued interest is converted into common stock at the request of the borrower.  The borrower can convert the note into common stock at a 45% discount to the VWAP as of the conversion date upon request, but cannot convert until 180 days have elapsed from the date of the note.  We relied on Section 4(2) of the Securities Act of 1933, to make this offering in as much as the securities were issued to an accredited investor without any form of general solicitation.

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

Application of Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during the 2011 fiscal year.

Management believes the following critical accounting policies reflect its more significant estimates and assumptions.

Revenue Recognition.

Revenues from product sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. Our policy is to report our sales levels on a net revenue basis, with net revenues being computed by deducting from gross revenues the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

Our policy for shipping and handling costs billed to customers is to include these costs in revenue in accordance with ASC Topic 605, “Revenue Recognition,” which requires that all shipping and handling billed to customers should be recorded as revenue. Accordingly, we record our shipping and handling amounts within net sales and operating expenses.

Deferred revenue, amounting to $0 and $300,000 at September 30, 2011 and September 30, 2010, respectively, represents advance billings and/or customer deposits on products for which revenue recognition criteria have not yet been met.

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

Inventory Valuation.

Inventories are stated at the lower of cost or market, with costs generally determined on a first-in first-out basis, and consist primarily of finished goods. We utilize both specific product identification and historical product demand as the basis for determining excess or obsolete inventory reserve. Changes in market conditions, lower than expected customer demand or changes in technology or features could result in additional obsolete inventory that is not saleable and could require additional inventory reserve provisions.

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

During the years ended September 30, 2010 and September 30, 2011, the Company determined that there were embedded derivatives in certain convertible notes payable. The change in the value of these embedded derivatives are shown in the accompanying income statement as “gain (loss) on change in fair value of derivative liability.”

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

Plan of Operation

We plan to continue marketing our existing MWTS to potential domestic and international customers. We believe that we are now able to aggressively market our systems to a variety of private companies and governmental entities in several vertical markets including oil and gas, agriculture, manufacturing, health care and public water utilities. The demonstration and available test results of the MWTS working at our facility located near Seattle, Washington will serve as a sales tool for possible applications and installations. We are engaging in selective sales and promotional activities in connection with the operation of the unit, including media exposure. If the unit continues to operate successfully, we believe we can receive orders for operating units.

We are also continuing to consider alternative product designs to accommodate the different needs we are uncovering during our sales efforts. To assist us in this effort, we maintain our relationship with PACE for engineering support.

Results of Operations

Year Ended September 30, 2011 Compared To Year Ended September 30, 2010

The Company recognized no revenue for the fiscal year ended September 30, 2011, however it recognized $1,620,000 from the sale of a MWTS in the same period for 2010.  The Company also incurred costs of $1,093,748 related to that sale, or 67.5% of revenue. The Company believes that the costs associated with the installation of this first commercial unit were high due to one-time costs associated with the Company’s first installation. During the year ended September 30, 2010 the Company received an order and deposit for another MWTS, (the Wenning Poultry unit).  The Company entered into an agreement with the customer to take back the unit and recognized $470,128 as Other Income in April 2011.

The Company incurred operating expenses of $4,201,270 during the fiscal year ended September 30, 2011, an increase of $1,894,525 or 82%, as compared to $2,306,745 for the fiscal year ended September 30, 2010.  General and administrative expenses were $3,180,326 for the period ended September 30, 2011, an increase of $1,496,860 or 89% over the prior period. The increase in general and administrative expenses resulted primarily from non-cash charges of $807,348 associated with the issuance of employee options, increased legal fees of $379,203 and increased travel costs. Sales and marketing costs were $449,588 for the period ended September 30, 2011 compared to $247,042 for the fiscal year ended September 30, 2010, an increase of $202,546 or 82%. The increase in sales and marketing costs was due to management’s focus on and attention to the sale of MWTS to a variety of potential customers. Research and development expenses were $562,179 during the fiscal year ended September 30, 2011, an increase of $201,197 or 56%, as compared to $360,982 for the fiscal year ended September 30, 2010, due mainly to costs associated with the improvements made to the MWTS design and operation.

Other income (expense) totaled ($2,098,356) during the fiscal year ended September 30, 2011, a decrease of ($7,171,119) from the period ended September 30, 2010. This difference is due mainly to the decrease in the amount of $4,359,957 in the gains associated with fair value of derivative liabilities. The Company incurred interest expense of $499,398 during the fiscal year ended September 30, 2011, a decrease of $402,811 or 45%, as compared to $902,209 for the fiscal year ended September 30, 2010. The decrease in interest expense was due primarily to the conversion of debt to common equity during the fiscal year ended September 30, 2011.

During the fiscal year ended September 30, 2011, the Company recorded a loss on settlement of debt of $1,711,416 compared to a gain of $731,137 for the prior year. This change is due to the Company’s settling numerous liabilities using common stock.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $685 and $23,084 at September 30, 2011 and 2010, respectively. The Company’s source of liquidity has been loans, the sale of its securities and deposits received from orders from the sale of MWTS. The Company expects to receive additional orders for MWTS but if it does not receive additional orders or if these orders do not satisfy its capital needs, the Company expects to continue to sell its securities or obtain loans to meet its capital requirements.  The Company has no binding commitments for financing and, with the exception of the order it received during the 2011 fiscal year, no additional orders for the sale of its products.  There can be no assurance that sales of the Company’s securities or of its MWTS, if such sales occur, will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. As of September 30, 2011, a total of approximately $1,337,378 in principal amount of certain promissory notes issued by the Company, plus accrued interest, were due.  The Company has not yet paid the notes and no demand for payment has been made.

Operating Activities

During the fiscal year ended September 30, 2011, the Company used $2,187,812 of cash in operating activities.  Non-cash adjustments included a cumulative $120,849 loss related to the change in fair value of derivative, warrant and option, and beneficial conversion liabilities, $157,586 related to the amortization of the beneficial conversion feature and debt discounts, a loss of $1,711,416 on the settlement of debt, $807,348 for employee stock-based compensation, $1,911,003 for consultant stock-based compensation, and $12,207 for depreciation.  The Company increased its accounts payable by $82,775 through settlement of debts and cash raised through the sale of securities. It also reduced its accrued expenses by $374,655 through the settlement of debts using equity.

As of September 30, 2011, the Company recorded an increase of $727,166 in inventory.

Investing Activities

During the fiscal year ended September 30, 2011, the Company acquired property and equipment totaling $3,127 related to office operations.

Financing Activities

Financing activities provided $2,168,540 to the Company during the fiscal year ended September 30, 2011. The Company received $1,821,040 in proceeds from the sale of common stock and $272,500 in short-term notes payable.  Financing activities provided $1,535,000 to the Company during the fiscal year ended September 30, 2010.  The Company received $990,000 in proceeds from the sale of common stock and $545,000 in proceeds from borrowings.

As of September 30, 2011, the Company had an accumulated deficit of $31,532,914. Management anticipates that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

Going Concern Opinion

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2011, the Company has incurred cumulative losses of $31,899,493 including net loss for year ended September 30, 2011 of $6,300,426. As the Company has limited cash flow from operations, its ability to maintain normal operations is entirely dependent upon obtaining adequate cash to finance its overhead, sales and marketing, and research and development activities. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

The Company expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable, if ever. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. Also, the Company has a substantial amount of short-term debt, some of which has matured, which will need to be repaid or refinanced, unless it is converted into equity. As a result, if the Company begins to generate revenues from operations, those revenues will need to be significant in order to cover current and anticipated expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern unless it is able to obtain substantial additional financing in the short term and generate revenues over the long term. If the Company is unable to obtain financing, it would likely discontinue its operations.

As mentioned in Notes 7 and 8 to its financial statements, the Company has convertible notes and subordinated notes payable that have matured. The Company is in the process of renegotiating the terms of the notes with the note holders to extend the maturity date. If the Company is unsuccessful in extending the maturity date, the Company may not be able to continue as a going concern.

Contractual Obligations

At September 30, 2011, our significant contractual obligations, were as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Notes payable, related parties	$25,000	$-	$-	$-	$27,000
Convertible notes	1,078,438	-	-	-	1,582,584
Total	$1,666,199	$-	$-	$-	$1,666,199

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SIONIX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sionix Corporation

We have audited the accompanying balance sheets of Sionix Corporation (a Nevada corporation) as of September 30, 2011 and 2010 and the related statements of operations, stockholders' deficit, and cash flows for the years ended September 30, 2011 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sionix Corporation as of September 30, 2011 and 2010 and the results of its operations and its cash flows for the years ended September 30, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses of $31,899,493. In addition, the company has had negative cash flow from operations for the period ended September 30, 2011 of $2,187,812.  These factors along with those discussed in Note 15 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California.
December 20, 2011

Sionix Corporation
Balance Sheets
September 30, 2011 and 2010

	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$685	$23,084
Other receivable	12,173	1,500
Inventory	1,306,326	579,160
Other current assets	26,676	11,750
Total current assets	1,345,860	615,494
Non-current assets:
Property and equipment, net	29,519	38,599

Total assets	$1,375,379	$654,093

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$520,322	$215,842
Accrued expenses	1,006,814	943,485
Deferred revenue	-	300,000
Notes payable - related parties	25,000	27,000
Convertible notes, net of debt discount	934,567	1,470,776
10% subordinated convertible notes	-	56,615
Derivative liability	320,516	137,053
Total current liabilities	2,807,219	3,150,771

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2011 and 2010	-	-
Common stock, $0.001 par value (600,000,000 shares authorized; 299,331,673 and 217,154,741 shares issued and outstanding at September 30, 2011 and 2010, respectively)	299,332	217,155
Additional paid-in capital	30,168,321	22,885,234
Accumulated deficit	(31,899,493)	(25,599,067)
Total stockholders' deficit	(1,431,840)	(2,496,678)
Total liabilities and stockholders' deficit	$1,375,379	$654,093

The accompanying notes are an integral part of these financial statements.

Sionix Corporation
Statements of Operations
Years Ending September 30, 2011 and 2010

	2011	2010

Net revenues	$-	$1,620,000

Cost of sales	-	1,093,748

Gross profit	-	526,252

Operating expenses
General and administrative	3,177,296	1,680,436
Sales and marketing	449,588	247,042
Research and development	562,179	360,982
Depreciation	12,207	18,285
Total operating expenses	4,201,270	2,306,745

Loss from operations	(4,201,270)	(1,780,493)

Other income (expense)
Interest expense and financing costs	(499,398)	(902,209)
Gain (loss) on change in fair value of:
Derivative liability	(120,849)	(5,188)
Warrant and option liability	-	4,359,957
Beneficial conversion liability	-	959,985
Other income	470,128	-
Legal settlements	(236,821)	(25,000)
(Loss) gain on settlement of debt	(1,711,416)	731,137
Loss on asset disposition	-	(45,919)
Total other income (expense)	(2,098,356)	5,072,763

(Loss) income before income taxes	(6,299,626)	3,292,270
Income taxes	(800)	(800)
Net (loss) income attributable to common shareholders	$(6,300,426)	$3,291,470

Basic (loss) income per share	$(0.02)	$0.02
Diluted (loss) income per share	$(0.02)	$0.02

Basic weighted average number of shares of common stock outstanding	256,816,636	156,785,125
Diluted weighted average number of shares of common stock outstanding	256,816,636	187,290,446

The accompanying notes are an integral part of these financial statements.

Sionix Corporation
Statements of Stockholders' Deficit
Years Ending September 30, 2011 and 2010

	Common Stock		Additional	Shares		Total
	Number		Paid-in	to be	Accumulated	Stockholders'
	of Shares	Amount	Capital	Issued	Deficit	Deficit

Balance at September 30, 2009	148,314,046	$148,313	$12,089,664	$400	$(28,890,537)	$(16,652,160)
Conversion of notes payable into common stock	37,629,046	37,629	3,212,085	(25,868)	-	3,223,846
Common stock issued for services	11,988,318	11,990	950,811	(447)	-	962,354
Common stock issued for cash	18,583,331	18,583	971,417	-	-	990,000
Fair value of derivative liabilities transferred to equity	-	-	4,689,583	-	-	4,689,583
Common stock issued for extension of notes payable	640,000	640	529,425	25,915	-	555,980
Share based payments	-	-	442,249	-	-	442,249
Net income	-	-	-	-	3,291,470	3,291,470

Balance at September 30, 2010	217,154,741	217,155	22,885,234	-	(25,599,067)	(2,490,878)
Conversion of notes payable into common stock	23,696,276	23,696	2,437,177	-	-	2,468,024
Common stock issued for services	20,040,322	20,040	1,890,963	-	-	1,911,003
Common stock issued for cash	32,473,667	32,474	1,788,566	-	-	1,821,040
Warrants issued for cash	-	-	75,000	-	-	75,000
Cashless warrant exercises	166,667	167	(167)	-	-	-
Common stock issued settlement of accounts payable	5,800,000	5,800	284,200	-	-	290,000
Share based payments	-	-	807,348	-	-	807,348
Net loss	-	-	-	-	(6,300,426)	(6,300,426)

Balance at September 30, 2011	299,331,673	$299,332	$30,175,472	$-	$(31,899,493)	$(1,431,840)

The accompanying notes are an integral part of these financial statements.

Sionix Corporation
Statements of Cash Flows
Years Ending September 30, 2011 and 2010

	2011	2010

Cash flows from operating activities
Net (loss) income	$(6,300,426)	$3,291,470
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation	12,207	18,285
Amortization of beneficial conversion feature and debt discounts	157,586	571,461
Share based payments	807,348	442,249
Common stock issued for services	1,911,003	962,354
Loss (gain) on change in fair value of:
Derivative liability	120,849	5,188
Warrant and option liability	-	(4,359,957)
Beneficial conversion liability	-	(959,985)
Loss (gain) on settlement of debt	1,711,416	(731,137)
Impairment of property and equipment	-	45,919
(Increase) decrease in:
Inventory	(727,166)	490,300
Other current assets	(38,059)	25,948
Other assets	-	28,495
Increase (decrease) in:
Accounts payable	82,775	(395,852)
Accrued expenses	374,655	388,963
Deferred revenue	(300,000)	(1,320,000)
Net cash used by operating activities	(2,187,812)	(1,496,299)

Cash flows from investing activities:
Purchase of property and equipment	(3,127)	(38,599)
Cash flows from financing activities:
Borrowings	272,500	545,000
Warrants issued for cash	75,000	-
Common stock issued for cash	1,821,040	990,000
Net cash provided by financing activities	2,168,540	1,535,000

Net (decrease) increase in cash and cash equivalents	(22,399)	102
Cash and cash equivalents, beginning of year	23,084	22,982
Cash and cash equivalents, end of year	$685	$23,084

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$3,673	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Sionix Corporation
Notes to Financial Statements

Note 1 – Organization and Description of Business

Sionix Corporation (the "Company") was incorporated in Utah in 1996.  The Company was formed to design, develop, and market automatic water filtration systems primarily for small water districts. Sionix exited the Development Stage as of December 31, 2009 upon recognition of the revenue from the sale of a system.

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

Inventory

Inventory is stated at the lower of cost or market, with cost generally determined on a first-in, first-out basis. Management utilizes specific product identification, historical product demand, and comparison of inventory costs to market value as the basis for determining the need for an excess or obsolete inventory reserve. Changes in market conditions, lower than expected customer demand, or changes in technology or features are also considered by management in determining whether an allowance for obsolete inventory is required. As of September 30, 2011 and 2010, management believes that no such reserve is required.

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

Advertising

The cost of advertising is expensed as incurred, and included in sales and marketing expense. Total advertising costs were $20,930 and $8,000 for the years ending September 30, 2011 and 2010, respectively.

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

Research and Development

The cost of research and development is expensed as incurred. Total research and development costs were $562,179 and $360,982 for the years ended September 30, 2011 and 2010, respectively.

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

For the year ended September 30, 2011, the aforementioned securities were determined to be anti-dilutive and the number of shares used to determine basic and diluted earnings per share were the same.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU No. 2011-08 provides companies an option to perform a qualitative assessment to determine whether further goodwill impairment testing is necessary. If, as a result of the qualitative assessment, it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the two-step quantitative impairment test is required. Otherwise, no further testing is required. ASU No. 2011-08 will be effective for the Company for goodwill impairment tests performed in the fiscal year ending September 30, 2013, with early adoption permitted. The adoption of this guidance is expected to have no impact on the Company’s consolidated financial condition and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. All non-owner changes in shareholders’ equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Also, reclassification adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 will be effective for the Company for the quarter ending December 31, 2012. The adoption of this guidance will have no impact on the Company’s financial condition and results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies and changes the application of various fair value measurement principles and disclosure requirements, and will be effective for the Company in the second quarter of fiscal 2012 (January 1, 2012). The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.

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

Note 3 – Property and Equipment

Property and equipment consisted of the following at September 30, 2011 and 2010:

	2011	2010

Machinery and equipment	$41,726	$38,599
Less accumulated depreciation	(12,207)	-

Property and equipment, net	$29,519	$38,599

Depreciation expense for the years ended September 30, 2011 and 2010 was $12,207 and $18,285, respectively.

During the year ended September 30, 2010, the Company determined that certain property and equipment was impaired and/or no longer in use, and recognized a loss on disposition in the amount of $45,919.

Property and equipment acquired during September, 2010 had not been placed in service as of September 30, 2010 and therefore no depreciation expense was recognized for such assets.

Note 4 – Accrued Expenses

Accrued expenses consisted of the following at September 30, 2011 and 2010:

	2011	2010

Accrued salaries	$564,458	$77,000
Interest payable	236,229	256,777
Claims payable	15,334	290,000
Other accrued expenses	190,793	319,708

Total accrued expenses	$1,006,814	$943,485

During the year ending September 30, 2011, the Company issued 5,800,000 shares of common stock, valued at $290,000, to settle the claims payable balance as of September 30, 2010. Also during the year ending September 30, 2011, certain notes payable described in Note 9 were converted into common stock; included in the conversion amount was accrued interest of $216,966.

Note 5– Deferred Revenue

In June 2010, the Company received an order for a Mobile Water Treatment System (“MWTS”), which required a deposit. As of December 31, 2010, the Company had completed its design and manufacture of the system and put the unit in place and as of September 30, 2010, customer deposits were $300,000, and classified as deferred revenue.

In March 2011, the Company entered into a settlement agreement with the MWTS customer, which included return of the MWTS unit to the Company, forfeiture of customer deposits, and re-pricing of a warrant previously issued to the customer. Other income of $470,128 was recognized in the year ended September 30, 2011, representing the net impact of the above items.

Note 6 – Notes Payable – Related Parties

The Company has received advances in the form of unsecured promissory notes from stockholders. The original date of these advances was November 2009 and March 2011. These notes bear interest at rates up to 10% and are due on demand. As of September 30, 2011 and 2010, such notes payable amounted to $25,000 and $27,000, respectively. Accrued interest on the notes amounted to $16,885 and $15,486 at September 30, 2011 and 2010, respectively, and is included in accrued expenses. Interest expense on these notes for the years ended September 30, 2011 and 2010 amounted to $2,636 and $10,308, respectively.

No demand for payment has been made as of September 30, 2011. During the year ending September 30, 2010, $80,000 of principal and $77,098 of accrued interest were converted into common stock as more fully described in Note 9.

Note 7 – Convertible Notes

At September 30, 2011 and 2010, convertible notes payable amounted to $934,567 and $1,470,776, respectively, net of discounts of $143,871 and $111,808, respectively. The notes bear interest at 10% - 12% per annum, and are convertible into common stock of the Company at $0.15 - $0.25 per share (as well as variable conversion rates described below). The notes are due at various dates through June, 2012 and are unsecured.

During the years ended September 30, 2011 and 2010, the Company issued $272,500 and $145,000, respectively, of convertible debentures that are convertible into common stock of the Company at variable conversion rates that provide a fixed return to the note-holder (of which $167,500 is outstanding as of September 30, 2011). Under the terms of the notes, however, the Company could be required to issue additional shares in the event of default. Due to these provisions, the Company determined that the conversion option should be bifurcated from the notes and valued separately. This conversion option has been recorded as a derivative liability, is being amortized over the terms of the related notes, and is carried at fair value in the accompanying balance sheet. During the years ended September 30, 2011 and 2010, the change in the fair value of this derivative liability amounted to ($120,849) and ($5,188), respectively.

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

The debt discounts described above were originally amortized over the extended terms of the related notes. As a result of the note conversions described below and in Note 9, such discounts were eliminated as a result of the conversions.

Note 8 – Subordinated Notes

At September 30, 2011 and 2010, subordinated notes amounted to $0 and $56,615, respectively. Such Subordinated Debentures (which were unsecured) matured on December 31, 2008, bore interest at the rate of 10% per annum, and were subordinated to certain notes described in Note 7, above.

As more fully described in Note 9, subordinated note-holders owed $480,159 (including interest) accepted the Company’s offer to convert their debt into 8,002,650 shares of common stock during the year ended September 30, 2010. During the year ended September 30, 2011, subordinated note-holders owed $67,267 (including interest) accepted the Company’s offer to convert their debt into 695,150 shares of common stock.

Note 9 – Note Conversions

During the year ended September 30, 2011, the Company issued 23,696,276 shares of common stock for conversion of debt in the amount of $1,055,591 (including interest). In connection with the conversions, the Company issued warrants to purchase 979,167 shares of common stock, and issued warrants to purchase 6,500,000 shares of common stock to replace warrants to purchase 4,166,666 shares of common stock. In connection with the conversion of such debt, the Company recognized a loss of $787,727 as more fully described in Note 10.

During the year ended September 30, 2010, the Company issued 37,629,046 shares of common stock for conversion of debt in the amount of $2,071,668 (including interest). The conversions were effected as a result of the Company’s extension of an offer to substantially all of its note-holders to convert their outstanding notes, plus accrued interest, into common stock of the Company at a specific conversion price, generally $0.06 per share. Certain note-holders with rights to lower conversion prices were given the opportunity to convert their notes at proportionately reduced conversion prices. In connection with the conversion of such debt, the Company recognized a loss of $1,073,457 as more fully described in Note 10.

Note 10 – Gain (Loss) on Settlement of Debt

For the years ended September 30, 2011 and 2010, gain (loss) on settlement of debt consisted of:

	2011	2010

Loss on conversion of debt	$(1,161,457)	$(1,073,457)
Gain on negotiated settlements	-	1,718,742
Other	(654,070)	85,852

(Loss) gain on settlement of debt	$(1,815,527)	$731,137

As described in Note 9, the Company converted certain notes payable into common stock during the years ended September 30, 2011 and 2010, recognizing losses of $1,161,457 and $1,073,457, respectively as a result of the conversion.

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

In connection with the Ascendiant matter described above, as well as other negotiated settlements, the Company recognized a gain on settlement of debt in the amount of $1,718,742.

Note 11 – Warrant and Option Liability and Beneficial Conversion Features Liability

In prior years, the Company issued warrants as part of debt issuances, stock issuances, and services.  The warrants and options qualified as derivative instruments as there were insufficient authorized common shares. In addition, the Company issued certain convertible promissory notes. Because there were insufficient authorized shares to fulfill all potential conversions, the Company classified all embedded conversion options as liabilities.

In March, 2010, the Company received shareholder approval to increase the authorized number of commons shares which had the effect of eliminating the warrant and option liability and the beneficial conversion features liability.

The Company recognized a gain on the fair value of the warrant and option liability of $4,359,957 for the year ended September 30, 2010 and recognized a gain on the change in fair value of the beneficial conversion liability of $959,985 for the year ended September 30, 2010.

Note 12 – Income Taxes

Income tax for the years ended September 30, 2011 and 2010 is summarized as follows:

	2011	2010
Current:
Federal	$-	$639,500
State	800	95,300
Deferred benefit	(2,300,000)	-
Change in valuation allowance	2,300,000	(734,000)
Income tax expense	800	800

Through September 30, 2011, the Company incurred net operating losses for tax purposes of approximately $32,300,000. The net operating loss carry forward for federal and state purposes may be used to reduce taxable income through the year 2031. The availability of the Company's net operating loss carry forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The gross deferred tax asset balance as of September 30, 2011 is approximately $12,550,000.  A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured.   Components of the deferred tax assets are limited to the Company’s net operating loss carryforwards, and are presented as follows at September 30:

	2011	2010
Deferred tax assets (liabilities):
Net operating loss carryforwards	$12,550,000	$10,250,000
Deferred tax assets, net	12,550,000	10,250,000
Valuation allowance	(12,550,000)	(10,250,000)

Net deferred tax assets	$-	$-

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate are as follows for years ended September 30:

	2011		2010
	Amount	Rate	Amount	Rate

Tax expense (benefit) at federal statutory rate	$(2,017,000)	-34.0%	$1,157,000	34.0%
State taxes, net of federal benefit	(361,200)	-6.1%	209,800	6.1%
Change in warrant and option liability	-	-	(1,700,000)	-49.9%
Change in beneficial conversion liability	-	-	(374,000)	-11.0%
Other	79,000	1.4%	(26,000)	-0.8%
Net operating loss carryforward	2,300,000	38.7%	734,000	21.6%
Tax expense at actual rate	$800	0.0%	$800	0.0%

Note 13 – Stockholders’ Deficit

Common Stock

The Company has 600,000,000 authorized shares of common stock, par value $0.001 per share. As of September 30, 2011 and 2010, the Company had 299,331,673 and 217,154,741 shares of common stock issued, respectively.

During the year ended September 30, 2011, the Company issued 23,696,276 shares of common stock for conversion of debt in the amount of $1,055,591 including interest. During the year-ended September 30, 2010, the Company issued 37,629,046 shares of common stock for conversion of debt in the amount of $2,071,668 including interest.

During the years ended September 30, 2011 and 2010, the Company issued 20,040,322 and 11,988,318 shares of common stock valued at $1,911,003 and $962,354, respectively for outside services.

During the years ended September 30, 2011 and 2010, the Company issued 0 and 640,000 shares of common stock valued at $0 and $555,980, respectively for the extension of due dates for debt as described in Notes 6 through 9.

During the year ended September 30, 2011, the Company issued 32,473,667 shares of common stock together with warrants to purchase 16,236,833 shares of common stock, for gross proceeds of $1,821,040 ($0.06 per share). The warrants issued are exercisable at $0.07 to $0.17 per share and expire from two to five years from the date of issuance. The Company paid finders’ fees of $155,000, and issued warrants for the purchase of  1,637,500 shares of common stock at a purchase price of $0.06 in connection with this investment.

During the year ended September 30, 2010, the Company issued 18,583,331 shares of common stock together with warrants to purchase 9,921,666 shares of common stock, for gross proceeds of $1,115,000 ($0.06 per share). The warrants issued are exercisable at $0.17 per share and expire five years from the date of issuance. The Company paid finders’ fees of $125,000 and issued warrants for the purchase of  2,125,000 shares of common stock at a purchase price of $0.06 in connection with this investment.

Employee Stock Options and Warrants

A summary of the Company’s activity for employee stock options and warrants:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	of Options	Price	Value	Life

Outstanding at October 1, 2010	24,501,316	$0.13	$-	2.55
Granted	14,365,000	0.10
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at September 30, 2011	38,866,316	$0.12	$65,650	3.01
Exercisable at September 30, 2011	38,331,631	$0.12	$64,974	2.99

Options outstanding and exercisable as of September 30, 2011:

		Weighted		Weighted
		Average		Average
		Remaining		Remaining
Exercise	Options	Contractual	Options	Contractual
Price	Outstanding	Life	Exercisable	Life
$0.06	6,565,000	3.77	6,497,438	3.76
$0.07	2,000,000	4.25	2,000,000	4.25
$0.09	2,000,000	4.25	2,000,000	4.25
$0.10	9,416,850	2.82	9,416,850	2.82
$0.12	8,450,940	2.53	8,450,940	2.53
$0.14	500,000	3.06	32,877	3.06
$0.15	7,000,000	3.06	7,000,000	3.06
$0.25	2,933,526	1.22	2,933,526	1.22
	38,866,316	3.01	38,331,631	2.99

During the year ended September 30, 2011, the Company granted a total of 14,365,000 options and warrants to certain officers and employees. Certain options and warrants vested immediately upon grant and have a term of five years; other options and warrants with a two-year term vest ratably over the vesting period. The weighted average grant-date fair value of these options and warrants was $831,670.   The fair value of these options and warrants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

•	risk free rate of return of 0.44% – 2.24%;

•	volatility of 152% – 190%;

•	dividend yield of 0%; and

•	expected term of 2-5 years.

During the year ended September 30, 2011, the Company amended the terms of 1,583,200 options granted to former officers. The officers’ options had an original exercise price of $0.15 - $0.25 per share, and were re-priced to $0.10 per share. The Company compared the fair value of the options immediately before and immediately after the amendments, and determined that the excess fair value of $36,542 should be recorded as compensation expense.

Stock Warrants

A summary of the Company’s warrant activity with non-employees:

		Weighted
		Average	Aggregate
	Number	Exercise	Intrinsic
	of Warrants	Price	Value
Outstanding at October 1, 2010	65,238,820	$0.18	$-
Granted	47,471,183	0.12
Expired	(11,350,000)	-
Forfeited	(6,593,333)	-
Exercised	(500,000)	-
Outstanding as of September 30, 2011	94,266,670	$0.15	$75,000
Exercisable as of September 30, 2011	94,266,670	$0.15	$75,000

Warrants outstanding and exercisable as of September 30, 2011:

			Weighted
			Average
			Remaining	Weighted Average
Exercise	Warrants	Warrants	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable

$0.06	7,500,000	7,500,000	4.64	$0.06	$0.06
$0.07	23,333,333	23,333,333	2.53	$0.07	$0.07
$0.10	4,026,578	4,026,578	3.43	$0.10	$0.10
$0.12	6,226,000	6,226,000	2.19	$0.12	$0.12
$0.14	5,000,000	5,000,000	4.06	$0.14	$0.14
$0.15	2,107,667	2,107,667	3.08	$0.15	$0.15
$0.17	24,658,326	24,658,326	4.28	$0.17	$0.17
$0.18	850,000	850,000	1.29	$0.18	$0.18
$0.25	15,269,312	15,269,312	1.45	$0.25	$0.25
$0.30	5,295,454	5,295,454	1.26	$0.30	$0.30
	94,266,670	94,266,670

During the year ended September 30, 2010, the Company completed offerings of $400,000 in principal amount of convertible debentures to a group of institutional and accredited investors.  As part of the above offering, the Company issued warrants to purchase 2,266,667 shares of common stock at exercise prices of $0.15 to $0.25 per share, which expire five years from date of grant. As described above, the Company also issued warrants to purchase 9,921,666 shares of common stock at an exercise price of $0.17 per share in connection with equity financing. As described in Note 9, the Company issued warrants to purchase 9,814,722 shares of common stock at exercise prices ranging from $0.06 to $0.12 per share in connection with debt conversions.

Note 14 – Commitments

Operating Lease

As of August 1, 2008, the Company entered into a 36 month lease for an industrial site consisting of approximately 12,000 square feet of administrative offices and a manufacturing facility.  Monthly lease payments for the period from August 1, 2009 through July 31, 2010 were $8,995 plus common area maintenance charges and monthly lease payments for the period from August 1, 2010 through July 31, 2011 were $9,355 plus common area maintenance charges.  The lease agreement included an option to extend the lease for an additional 36 months. If the option was exercised, monthly payments over the three year term would be $9,730 plus common area maintenance charges from August 1, 2011 through July 31, 2012, $10,118 plus common area maintenance charges from August 1, 2012 through July 31, 2012, and $10,523 plus common area maintenance charges from August 1, 2013 through July 31, 2014.

On December 22, 2009, the Company vacated the administrative offices and manufacturing facility. The Company reached an agreement with the lessor relating to the future aggregate minimum annual lease payments arising from this lease agreement, and reached a settlement related to the outstanding obligations under the lease. The Company has satisfied this settlement in full.

For the year ended September 30, 2010, rent expense under this operating lease amounted to $30,495.

As of September 30, 2011, the Company does not have any lease commitments.

Note 15 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2011, the Company has incurred cumulative losses of $31,899,493 including a net loss for the year ended September 30, 2011 of $6,300,426. As the Company has no cash flow from operations, its ability to continue as a going concern is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including salaries, debt service and normal operating expenses, it plans to sell additional units of its water treatment system, and to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

As mentioned in Notes 6, 7, 8, and 9, the Company has short-term promissory notes, convertible notes, and subordinated debentures some of which have matured. The Company is in the process of renegotiating the terms of the notes with the note holders to extend the maturity date. If the Company is unsuccessful in extending the maturity date, the Company may not be able to continue as a going concern. The Company is continuing its efforts to obtain customers for its products, expanding its sales efforts worldwide as well as expanding the industries it targets for possible customers. The Company also has future plans for additional products, and revisions to its current products. In support of this the Company plans to hire additional personnel who have the industry experience and the training so that they can be immediately effective in the building of the Company. The Company has also made changes to its manufacturing capabilities and believes that it can effectively outsource most if not all of its engineering, design, production and service to contract manufacturers and other professional firms. This would reduce costs and improve the quality of its products. It is also continuing to seek additional investment capital in the form of debt or equity to sustain continued operations, and considering certain changes to its capital structure to become more attractive to potential investors and business partners. Last, to manage these activities the Company has hired new senior management who have the manufacturing, finance and public company experience necessary to manage the Company.

Note 16 – Supplemental Cash Flow Information

During the year ended September 30, 2011:

•	The Company issued 23,696,276 shares of common stock for in connection with the conversion of certain notes payable.

•	The Company issued 5,800,000 shares of common stock, having a value of $290,000, in connection with the settlement of accounts payable.

•	The Company issued 20,040,322 shares of common stock for services. The fair value of the common stock on the date of issuance was $1,911,003.

During the year ended September 30, 2010:

•	The Company issued 37,629,046 shares of common stock for in connection with the conversion of certain notes payable.

•	The Company issued 640,000 shares of common stock, having a value of $555,980, in connection with extending the due dates of certain notes payable.

•	The Company issued 11,988,318 shares of common stock for services. The fair value of the common stock on the date of issuance was $962,354.

Note 17 – Subsequent Events

$1,000,000 Private Placement

On November 8, 2011, Sionix completed a private placement in which it sold and issued a senior secured redeemable debenture of $300,000 (the “Debenture”) to TCA Global Credit Master Fund, LP for aggregate gross proceeds of $300,000 pursuant to a Securities Purchase Agreement between Sionix and the investor that is dated October 31, 2011.  Until maturity of the Debenture, Sionix may request that investor purchase additional debentures in two tranches, each in an amount of up to $350,000 so long as there has been no default event under the Securities Purchase Agreement or Debenture or related Security Agreement or Pledge Agreement.

So long as the investor owns the Debenture, Sionix and its subsidiaries may not do the following:

•
create, assume, incur, or have outstanding any debt or become liable for any obligation of any other person except for the Debentures; obligations for accounts payable, other than for money borrowed, incurred in the ordinary course of business; indebtedness existing immediately prior to the closing of this private placement and set forth in our financial statements, provided that such indebtedness is subordinated to the obligations owed to the investor under the Debentures; and indebtedness incurred after the closing that is subordinated to the obligations owed to the investor based on the investor’s perfected security interest.

•	create, assume, incur, or suffer or permit to exist any encumbrance upon any assets of Sionix or any of its subsidiaries.

•
make or have outstanding any new investments in, or loans or advances to, any other person, or acquire all or any substantial part of the assets, business, stock, or other evidence of beneficial ownership of any other person, except: (i) investments in direct obligations of the United States or any state in the United States; (ii) trade credit extended by Sionix in the ordinary course of business; and (iii) investments existing as of the date of the Securities Purchase Agreement and set forth in our financial statements.

•
permit or enter into any transaction involving a change in control, or any other merger, consolidation, sale, transfer, license, lease, encumbrance, or otherwise disposition of all or any part of its properties or business or all or any substantial part of its assets, except for the sale, lease, or licensing of property or assets of Sionix in the ordinary course of business.

•	make or incur obligations or undertake expenditures for the acquisition or lease of any fixed assets or other obligations or expenditures that are required to be capitalized under GAAP.

•
purchase or redeem any shares of its capital stock; (ii) declare or pay any dividends or distributions, whether in cash or otherwise, or set aside any funds for any such purpose; (iii) make any loans, advances, or extensions of credit to, or investments in, any person, including, without limitation, any affiliates or officers, directors, employees, or material shareholders; or (iv) increase the annual salary paid to any officers or directors as of the date of the Securities Purchase Agreement.

    At this closing, Sionix issued to the investor 2,358,491 shares of common stock as an incentive for the private placement (“Incentive Shares”).  Sionix can repurchase these shares if it chooses to pay the incentive fee of $125,000 in cash for a period of 9 months after this closing.  As well, Sionix and the investor will revalue the shares at the 9 month anniversary from this closing and if the underlying shares are worth more than $125,000 based the then current market valuation, then Sionix will receive shares back from the investor.  Conversely, if the market price is less than the incentive fee of $125,000 then Sionix will be required to issue additional shares.  Sionix also issued to the investor 16,981,132 shares of common stock as pledged stock and additional security (“Pledge Shares”).

    The Debenture is dated October 31, 2011 and has an interest rate of 12%.  It matures on July 31, 2012.  Sionix has an optional right of redemption prior to maturity.  Sionix must redeem the Debenture on the maturity date at a redemption premium of 7.5%.

    The parties also entered into a Security Agreement for the benefit of the investor dated October 31, 2011.  Sionix granted to the investor a continuing, first priority security interest in certain property of Sionix to secure the prompt payment, performance, and discharge in full of all of Sionix’s obligations under the Debenture, Securities Purchase Agreement, and Pledge Agreement.

    The parties also entered into a Pledge and Escrow Agreement dated October 31, 2011 under which Sionix pledged the Pledge Shares in order to secure the full and timely payment and performance of all of its obligations to the investor under the Securities Purchase Agreement, the Debenture, and the Security Agreement.

$100,000 Private Placement

    On November 9, 2011, Sionix completed a private placement in which it sold and issued 1,666,667 units of its securities to an existing accredited investor, at a purchase price of $0.06 per unit, for aggregate gross proceeds of $100,000 pursuant to a Securities Purchase Agreement between Sionix and the investor.  Each unit consisted of one (1) share of common stock and included 50% warrant coverage such that the investor received 1,666,667 shares of common stock and a warrant to purchase a total of 833,333 shares of common stock.  The warrants are exercisable at a price of $0.17 per share and expire on November 9, 2014.  The investor had a pre-existing relationship with Sionix prior to this private placement.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2011, our disclosure controls and procedures were effective.

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

As of September 30, 2011 management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, as of September 30, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting issuers.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, the Company had no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting.

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

Name	Age	Position	Director Since

James R. Currier	65	Chief Executive Officer and Chairman	December, 2009
David R. Wells	49	President, Chief Financial Officer and Director	December, 2009
James Alexander	72	Director	March, 2009
Frank Power	59	Director	March, 2009
Johan Perslow	67	Director	June, 2010

James R. Currier is the Chairman of the board of directors and Chief Executive Officer of Sionix Corporation.  From July 2007 to December 2009 Mr. Currier was the managing partner of a private company with interests in a bio-mass conversion technology involving the mechanical disaggregation of certain bio-wastes into energy and thermal feedstock, edible fiber, pure hydrogen, C5 sugars, and other recoverable elements contained in bio-wastes of high cellulosic and starch content (principally sugar cane bagasse).  From January 2004 to December 2005 he was a founder and CFO of Fireaway LLC, a manufacturer of fire protection, suppression, and extinguishing systems using a revolutionary method of interrupting the chemical chain reaction inherent to fire without eliminating oxygen, heat, or the fuel elements of the fire triangle. In both positions, Mr. Currier was responsible for the acquisition and licensing of highly proprietary non-American based technologies and securing start-up financing. During the period from January 2006 to July 2007, Mr. Currier was retired.  Mr. Currier earned a BA in Political Science and Economics from Western Illinois University in 1973.  Mr. Currier’s experience in acquiring and licensing technologies and in managing the operations of biotechnology companies led us to believe that he should serve as a director.

David R. Wells is the President and Chief Financial Officer of Sionix Corporation and he serves on the board of directors. Prior to joining the Company, from December 2005 to September 2009 he was the CFO of Voyant International Corporation. He is also founded DRW Consulting, Inc. (now StoryCorp Consulting) in 2007 which provides services to small growing public companies. Prior to joining Voyant, from July 2003 to October 2005 he served as VP Finance for PowerHouse Technologies Group, Inc. (now Migo Software, Inc.). Mr. Wells possesses over 20 years experience in finance, operations and administrative positions. While mainly focused on technology companies, he has also worked in supply-chain management, manufacturing and the professional services industry. He has experience working with auditors and regulatory agencies to rapidly address non-conforming situations and assisting companies who desire to increase their internal controls.  Mr. Wells earned a BA in Finance and Entrepreneurship from Seattle Pacific University, and holds an MBA from Pepperdine University. Mr. Wells experience in finance, operations and administration and his education led us to believe that he should serve as a director.

James Alexander joined our board in March 2009. From January 1993 to the present, Mr. Alexander has been the General Manager of Alexander Energy, a Nevada general partnership.  Alexander Energy engages in the purchase and management of oil and gas resources, including exploration and production.  Mr. Alexander received a Bachelor of Business Administration from the University of Oklahoma.  Mr. Alexander’s expertise in the oil and gas industry, which is an area in which the Company would like to establish a foothold, led us to believe that he should serve as a director.

Frank Power joined our board in March 2009. Mr. Power is a 28-year veteran of the aerospace industry.  He has served in a number of executive positions with Sonfarrel Inc. beginning in 1981 where he remains employed as its Chief Executive Officer.  His background covers manufacturing management, operations, sales, and marketing.  He has managed millions of dollars in defense contracts with all of the Tier 1 defense contractors in the United States.  He is a Lean expert, Six Sigma, and an expert in continuous improvement methodology. Mr. Power’s experience in operations, sales and marketing led us to believe that he should serve as a director.

Johan Perslow joined our board in May 2010. Since 1980 Mr. Perslow has founded and remains a key executive of three businesses: PACE, PERC, and Pacific Aquascape.  He is a leading engineer in the water resources industry, a businessman, and an inventor.  Mr. Perslow has been the principal designer, consultant, and construction manager for more than 800 state-of-the-art water-resource projects including recycled water systems, natural-based stormwater management and flood control systems, lake and pumping systems, irrigation-optimization systems, and tertiary water reclamation facilities.  He has also been involved with the structural design of numerous interstate highway bridges and other complex structures such as a replacement design proposal for the World Trade Center in New York City. Mr. Perslow’s extensive experience in water management, treatment, solution engineering and design led us to believe that he should serve as a director.

Except for James R. Currier, our Chief Executive Officer and Director, who filed personal bankruptcy in March 2005, to the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Director Compensation

The following table sets forth certain information concerning compensation granted to our directors during the 2011 fiscal year.  No options were exercised by our directors during the last fiscal year.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)(1)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
James R. Currier	--	0--	(2)	--	--	--	--
David R. Wells	--	0--	(2)	--	--	--	--
James Alexander		22,764	--	--	--	--	22,764
Johan Perslow		22,764	--	--	--	--	22,764
Frank Power		22,764	--	--	--	--	22,764
William Retz(3)		22,764	--	--	--	--	22,764

(1) Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2) Mr. Currier and Mr. Wells have each received options to purchase common stock in conjunction with their employment agreements.  The option grants have been reported in the Summary Compensation Table below. Mr. Currier and Mr. Wells are not eligible for compensation as directors at this time.
(3) Mr. Retz resigned as one of our directors in August 2011.
(4) The value of this award was computed using the Black Scholes Option Pricing Model using the following assumptions: risk free interest rate of 2.09%, expected volatility of 211%, dividend yields of 0% and expected term of 5 years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder require our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the 2011 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

Name and Title	Form	Transactions

James W. Alexander, director	4
Mr. Alexander failed to timely file Form 4s disclosing 7 transactions in which he engaged between August 26, 2010 and September 21, 2010.  Mr. Alexander filed a Form 4 disclosing all of these transactions on September 30, 2010.

Johan Perslow, director	3
Mr. Perslow was appointed as a director in June 2010, but failed to file a Form 3. Mr. Perslow was granted common stock as compensation for his participation on the board of directors but failed to file a Form 3 or Form 4.

Frank Power, director	3
Mr. Power was appointed as a director in March 2009, but failed to file a Form 3. Mr. Power was granted common stock as compensation for his participation on the board of directors but failed to file a Form 3 or Form 4.

Code of Ethics

The Company adopted a Code of Business Conduct and Ethics on December 5, 2011.  A copy of the code is attached as an exhibit to this report.

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

Name/					Warrant/	Non-Equity	Non-Qualified
Principal				Stock	Option	Incentive Plan	Deferred
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Other	Total

James R. Currier	2011	$131,333	$80,000	$-	$321,220	$-	$-	$8,000	$540,553	(1)
Chief Executive Officer	2010	$142,500	$20,000	$-	$111,038	$-	$-	$6,000	$168,500	(1)

David R. Wells	2011	$131,333	$80,000	$-	$321,220	$-	$-	$8,000	$540,553	(1)
President and Chief Financial Officer	2010	157,500	20,000	-	111,038	-	-	6,000	183,500	(1)

(1) Other compensation is for automobile allowance.

We have had limited cash resources to pay the full salaries to our executive officers as they have come due.  On occasion, in lieu of cash, we have paid our executive officers with awards of stock or stock options.  For example, during 2011, we paid $52,000 in bonuses due to Mr. Currier and Mr. Wells in the form of restricted stock. As of September 30, 2011 officers and employees were due accrued and unpaid wages of $281,833.

During the year ended September 30, 2010 we implemented a compensation program for our employees consisting of base salary, cash bonuses and awards of stock options or restricted stock.  We believe that a combination of cash, options for the purchase of common stock, or grants of restricted stock will allow us to attract and retain the services of the individuals who will help us achieve our business objectives, thereby increasing value for our shareholders.  We grant options or restricted stock because we believe that share ownership by our employees is an effective method to deliver superior stockholder returns by increasing the alignment between the interests of our employees and our shareholders. No employee is required to own common stock in our Company.

In setting the compensation for our officers, we look primarily at the person’s responsibilities, at salaries paid to others in businesses comparable to ours, at the person’s experience and at our ability to replace the individual.  We expect the salaries of our executive officers to remain relatively constant unless the person’s responsibilities are materially changed.  During the 2010 and 2011 fiscal years, we have periodically accrued salaries for our executive officers.  It is possible that we will again be unable to pay these salaries in a timely manner until we begin to generate additional cash from sales of our products or we arrange continued financing in the form of equity sales or debt instruments.

We also expect that we may pay bonuses in the future to reward exceptional performance, either by the individual or by the Company.

The following table sets forth certain information concerning stock option awards granted to our named executive officers as of September 30, 2011.  No options were exercised by our named executive officers during the last fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

			Plan Awards:					Plan Awards:	Market or Payout
			Number of Securities			Number of	Market Value of	Number of Unearned	Value of Unearned
			Underlying			Shares or Units	Shares or Units	Shares, Units or	Shares, Units or
	Number of Securities Underlying		Unexercised	Option	Option	of Stock that	of Stock that	Other Rights	Other Rights
	Unexercised Options		Unearned	Exercise	Expiration	Have Not	Have Not	That Have	That Have
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested	Not Vested	Not Vested
James R. Currier	400,000	--	400,000	$0.06	12/15/2014	--	--	--	--
David R. Wells	400,000	--	400,000	$0.06	12/15/2014	--	--	--	--
James R. Currier	400,000	--	400,000	$0.06	12/31/2014	--	--	--	--
David R. Wells	400,000	--	400,000	$0.06	12/31/2014	--	--	--	--
James R. Currier	400,000	--	400,000	$0.06	4/1/2015	--	--	--	--
David R. Wells	400,000	--	400,000	$0.06	4/1/2015	--	--	--	--
James R. Currier	400,000	--	400,000	$0.06	7/1/2015	--	--	--	--
David R. Wells	400,000	--	400,000	$0.06	7/1/2015	--	--	--	--
James R. Currier	400,000	--	400,000	$0.06	10/1/2015	--	--	--	--
David R. Wells	400,000	--	400,000	$0.06	10/1/2015	--	--	--	--
James R. Currier	1,000,000	--	1,000,000	$0.07	1/1/2016	--	--	--	--
David R. Wells	1,000,000	--	1,000,000	$0.07	1/1/2016	--	--	--	--
James R. Currier	1,000,000	--	1,000,000	$0.09	1/1/2016	--	--	--	--
David R. Wells	1,000,000	--	1,000,000	$0.09	1/1/2016	--	--	--	--
James R. Currier	1,000,000	--	1,000,000	$0.12	1/1/2016	--	--	--	--
David R. Wells	1,000,000	--	1,000,000	$0.12	1/1/2016	--	--	--	--
James R. Currier	1,000,000	--	1,000,000	$0.15	1/1/2016	--	--	--	--
David R. Wells	1,000,000	--	1,000,000	$0.15	1/1/2016	--	--	--	--
James R. Currier	500,000	--	500,000	$0.10	1/1/2016	--	--	--	--
David R. Wells	500,000	--	500,000	$0.10	1/1/2016	--	--	--	--
James R. Currier	500,000	--	500,000	$0.10	4/1/2016	--	--	--	--
David R. Wells	500,000	--	500,000	$0.10	4/1/2016	--	--	--	--
James R. Currier	500,000	--	500,000	$0.10	7/1/2016	--	--	--	--
David R. Wells	500,000	--	500,000	$0.10	7/1/2016	--	--	--	--

All options vested immediately upon issuance. The term for all options is 5 years from the grant date.

Employment Agreements

On December 16, 2009 we entered into an employment agreement with James R. Currier to serve as our Chief Executive Officer. We agreed to pay Mr. Currier a salary of $180,000 per year.  Mr. Currier is eligible to receive a performance bonus of up to 50% of his annual compensation, which, if earned, will be paid one-half in cash and one-half in shares of our common stock.  The performance bonus was to be earned upon the achievement by Mr. Currier of certain objectives during the 2010 fiscal year, including: the filing of restated financial statements, timely completion of all required financial statements included with our periodic reports, the achievement of certain revenue milestones, and remaining in the position through December 31, 2010.  A total of $72,000 was earned as of December 31, 2010. Of that amount, $36,000 was payable in 522,617 shares of common stock, which have been issued, and $36,000 was payable in cash, of which $10,000 has been paid and the balance of $26,000 was converted into 509,804 shares of common stock. We also have granted to Mr. Currier an option to purchase 400,000 shares of our common stock at a price of $0.15 per share.

On May 30, 2010, we amended the option grant made to Mr. Currier through the employment agreement to adjust the exercise price from $0.15 per share of common stock, to $0.06 per share of common stock.  The option was repriced to reflect the then-current market value of our common stock. All other terms and conditions of the option grant remained the same.

On January 1, 2011 we amended our employment agreement with Mr. Currier. We agreed to increase the base pay to Mr. Currier from $180,000 per year to $200,000 per year for calendar 2011, and agreed to further adjustments in 2012 and 2013 targeted at $225,000 and $250,000, respectively. We also granted to Mr. Currier additional options to purchase 1,000,000 shares of our common stock at a price of $0.07 per share, 1,000,000 shares of our common stock at a price of $0.09 per share, 1,000,000 shares of our common stock at a price of $0.12 per share, and 1,000,000 shares of our common stock at a price of $0.15 per share, all of which vested upon grant.

Mr. Currier was granted a performance bonus of 2,000,000 shares of restricted common stock for the fiscal year ended September 30, 2011. This awarded was valued at $80,000 for income statement purposes.

On December 16, 2009 we entered into an employment agreements with David R. Wells to serve as our President and Chief Financial Officer. We agreed to pay Mr. Wells a salary of $180,000 per year.  Mr. Wells is eligible to receive a performance bonus of up to 50% of his annual compensation, which, if earned, will be paid one-half in cash and one-half in shares of our common stock.  The performance bonus was earned upon the achievement by Mr. Wells of certain objectives during the 2010 fiscal year, including: the filing of restated financial statements, timely completion of all required financial statements included with our periodic reports, the achievement of certain revenue milestones, and remaining in the position through December 31, 2010.  A total of $72,000 was earned as of December 31, 2010. Of that amount, $36,000 was payable in 522,617 shares of common stock which have been issued and $36,000 was payable in cash, of which $10,000 has been paid and the balance of $26,000 remains accrued. We also have granted to Mr. Wells an option to purchase 400,000 shares of our common stock at a price of $0.15 per share.

On May 30, 2010, we amended the option grant made to Mr. Wells through the employment agreement to adjust the exercise price of the option from $0.15 per share of common stock, to $0.06 per share of common stock.  The option was repriced to reflect the then-current market value of our common stock. All other terms and conditions of the option grant remained the same.

On January 1, 2011 we amended our employment agreement with Mr. Wells. We agreed to increase the base pay to Mr. Wells from $180,000 per year to $200,000 per year for calendar 2011, and agreed to further adjustments in 2012 and 2013 targeted at $225,000 and $250,000 respectively. We also have granted to Mr. Wells additional options to purchase 1,000,000 shares of our common stock at a price of $0.07 per share, 1,000,000 shares of our common stock at a price of $0.09 per share, 1,000,000 shares of our common stock at a price of $0.12 per share, and 1,000,000 shares of our common stock at a price of $0.15 per share, all of which vested upon grant.

Mr. Wells was granted a performance bonus of 2,000,000 shares of restricted common stock for the fiscal year ended September 30, 2011. This awarded was valued at $80,000 for income statement purposes.

Each of our named executive officers is also entitled to participate in benefit programs offered to other employees of Sionix, including, life, health, dental, accident, disability, or other insurance programs; pension, profit-sharing, 401(k), savings, or other retirement programs, although we are not obligated to adopt or maintain any particular benefit program.

The employment agreements each have a term of three years.  If we fail to give Mr. Currier or Mr. Wells notice at least six months prior to the expiration of the term that the agreement is terminated on the expiration date, then beginning on a date that is six months prior to the scheduled expiration date, the duration of the employment term will be extended an additional day for each day that passes, so that at any time there will not be less than six months remaining in the employment term.

If we terminate either of the employment agreements without cause or if the agreement is terminated as a result of the death of Mr. Currier or Mr. Wells, Mr. Currier or Mr. Wells, or either of their estates, as appropriate, will be entitled to receive, aside from accrued but unpaid salary and accrued benefits, his monthly compensation and benefits for a period of six months following the termination.

Severance and change of control arrangements. Pursuant to their employment agreements, the term of employment for our Chief Executive Officer and our President and Chief Financial Officer extends through December 31, 2013.  These contracts provide for a six month notice period for termination of the contract if notice is provided after July 1, 2012.  The employment agreements with our Chief Executive Officer and our President and Chief Financial Officer also provide for accelerated vesting of the executive’s then outstanding stock options in the event the executive is terminated by us without cause, is constructively terminated, or following a change of control. These arrangements are intended to preserve morale and productivity and to allow these executives to focus on enhancing our business without concern for the impact on their continued employment in the event of a change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 1, 2011, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 1, 2011 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address (1)	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock
James R. Currier, Chairman and Chief Executive Officer	9,095,921	(2,3)	2.8%
David R. Wells, President, CFO and Director	9,194,890	(2,3)	2.8%
James Alexander, Director	3,590,945	(3,4)	1.1%
Frank Power, Director	553,845	(4)	0.2%
Johan Perslow, Director	553,845	(4)	0.2%
All Officers and Directors as a Group (5 total)	22,989,446		7.1%

(1) The address for each of our officers and directors is 914 Westwood Blvd., Box 801, Los Angeles, California 90024.
(2) Consists of an option grant as a result of employment contract dated December 16, 2009 and superseded by an agreement effective January 1, 2011.
(3) Consists of common shares purchased either in the open market, or directly from the Company.
(4) Consists of common shares issued as a result of board compensation.

For information relating to securities authorized for issuance under our equity compensation plans, please see Part II, Item 5 of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Using the definition of “independent” set forth in the rules of The Nasdaq Stock Market, we have determined that 2 of our directors, James Alexander and Frank Power, are independent.

Described below are certain transactions or series of transactions that occurred from October 1, 2009 through the date of this report (the “Period Reported”) between us and our executive officers, directors and the beneficial owners of 5% or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

In March 2010 we announced a strategic alliance agreement with Pacific Advanced Civil Engineering, Inc. (PACE), an advanced water engineering firm headquartered in Fountain Valley, CA. Under this agreement, PACE has provided continuous engineering oversight of our application specific MWTU and MWTS.  We have also entered into an exclusive services agreement with PERC Water Corporation (PERC), a water recycling and water asset management company headquartered in Costa Mesa, CA.  Under the agreement, PERC has the exclusive right to supply logic controls, including the software, hardware, firmware, panels and networks, including Ethernet, Wi-Fi and/or satellite based telemetry.  Johan Perslow, the founder and a principal shareholder of both PACE and PERC, joined the Board of Directors of Sionix in June, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

	2011	2010

Fee Category:
Audit fees	$62,500	$97,500
Tax fees	-	-
All other fees	-	-

	$62,500	$97,500

The following is a summary of the fees billed to us by Kabani & Company, Inc. for professional services rendered for the fiscal years ended September 30, 2011 and 2010:

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

PART IV

ITEM 15.  EXHIBITS.

The following exhibits are filed herewith or incorporated by reference:

No.	Description

2.1	Agreement and Plan of Merger dated July 1, 2003 (1)
3.1	Amended and Restated Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (19)
3.2	Bylaws (1)
10.1	Form of Securities Purchase Agreement, dated as of June 18, 2007, between the registrant and certain investors (2)
10.2	Form of Convertible Debenture, dated as of June 18, 2007, issued by the registrant to certain investors. (2)
10.3	Form of Registration Rights Agreement, dated as of June 18, 2007, between the registrant and certain investors (2)
10.4	Form of Warrant, dated as of June 18, 2007, issued by the registrant to certain investors. (2)
10.5	Termination Agreement dated March 14, 2008 between the registrant and the shareholders of RJ Metal** (4)
10.6	Indemnification Agreement between the registrant and Richard H. Papalian** (3)
10.7	Notice of Grant of Stock Option to David Ross** (5)
10.8	Stock Option Agreement between the registrant and David Ross** (5)
10.9	Notice of Grant of Stock Option to Rodney Anderson** (5)
10.10	Stock Option Agreement between the registrant and Rodney Anderson** (5)
10.11	Form of Securities Purchase Agreement for 12% Convertible Debentures (6)
10.12	Sionix Corporation 12% Convertible Debenture due July 29, 2009 (6)
10.13	Form of Common Stock Purchase Warrant dated July 29, 2008 (6)
10.14	Form of Unit Offering Securities Purchase Agreement (7)
10.15	Form of Common Stock Purchase Warrant (7)
10.16	Amended and Restated Promissory Notes with Calico Capital Management LLC, BRAX Capital LLC and Gene Salkind (8)
10.17	Second Amended and Restated Convertible Promissory Notes dated March 17, 2008 with Calico Capital Management LLC, BRAX Capital LLC and Gene Salkind (9)
10.18	Form of Securities Purchase Agreement for 10% Debentures (10)
10.19	Form of Subordinated 10% Debenture (10)
10.20	Form of Common Stock Purchase Warrant (10)
10.21	Consulting Agreement dated February 21, 2008 between the registrant and John H. Foster, Ph.D.** (11)
10.22	Notice of Grant of Stock Option to John H. Foster** (11)
10.23	Stock Option Agreement between the registrant and Dr. John H. Foster** (11)
10.24	Consulting Agreement dated February 21, 2008 between the registrant and Dr. W. Richard Laton* (11)
10.25	Notice of Grant of Stock Option to Dr. W. Richard Laton** (11)

10.26	Stock Option Agreement between the registrant and Dr. W. Richard Laton** (11)
10.27	Letter Agreement dated October 14, 2008 between the registrant and RJ Metal (5)
10.28	Waiver and Amendment Agreement dated August 13, 2009 between the registrant and all current and past holders of Secured Convertible Promissory Notes issued by the registrant (12)
10.29	Waiver, Consent and Securities Modification Agreement dated October 22, 2009 by and among the registrant and investors who hold debentures and warrants issued by the registrant (13)
10.30	Waiver and Amendment #2 to Debenture dated August 23, 2011 between the registrant and Bernard Brogan (19)
10.31	Employment Agreement dated December 16, 2009 between the registrant and James R. Currier** (14)
10.32	Employment Agreement dated December 16, 2009 between the registrant and David R. Wells** (14)
10.33	Form of Securities Purchase Agreement for December 2009 10% Debentures (14)
10.34	Form of Subordinated 10% Debenture (14)
10.35	Form of Common Stock Purchase Warrant (14)
10.36	Settlement Agreement dated August 18, 2010 between the registrant and Ascendiant Capital Group, LLC (15)
10.37	Form of Securities Purchase Agreement entered into on December 13, 2010 (16)
10.38	Form of Warrant Agreement entered into on December 13, 2010 (16)
10.39	Employment Agreement effective January 1, 2011 between the registrant and James R. Currier** (16)
10.40	Employment Agreement effective January 1, 2011 between the registrant and David R. Wells** (16)
10.41	Form of Securities Purchase Agreement entered into on April 6, 2011 (17)
10.42	Form of Warrant Agreement entered into on April 6, 2011 (17)
10.43	Purchase Agreement dated August 6, 2010 between the registrant and Wenning Poultry, Inc.(18)
10.44	Addendum #1 to the August 6, 2010 Purchase Agreement between Wenning Poultry, Inc. and the registrant (18)
10.45	Supply Agreement dated May 3, 2010 with PERC Water Corporation (19)
14	Code of Business Conduct and Ethics as approved by the Board of Directors on December 5, 2011*
23.1	Consent of Kabani & Company, Inc.*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.1
The following materials from the registrant's Annual Report on Form 10-K for the year ended September 30, 2011, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders' Equity (Deficit); the Statements of Cash Flows; and (iv) Notes to the Financial Statements

________________
*Filed herewith.
**Denotes an agreement with management or with former management.

(1) Incorporated by reference to registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on July 15, 2003.

(2) Incorporated by reference to registrant's Quarterly Report on Form 10-QSB, file no. 002-95626-D, filed with the Commission on August 14, 2007.

(3)Incorporated by reference to registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on December 20, 2007.

(4) Incorporated by reference to the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on March 17, 2008.

(5) Incorporated by reference to the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on October 23, 2008.

(6) Incorporated by reference to the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on July 30, 2008.

(7) Incorporated by reference to the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on May 29, 2008.

(8) Incorporated by reference to the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on January 28, 2008.

(9) Incorporated by reference to the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on March 24, 2008.

(10) Incorporated by reference to the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on March 3, 2008.

(11) Incorporated by reference to the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on February 25, 2008.

(12) Incorporated by reference to the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on August 18, 2009.

(13) Incorporated by reference to the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on November 12, 2009.

(14) Incorporated by reference to the registrant’s Annual Report on Form 10-K, file no. 002-95626-D, filed with the Commission on January 13, 2010.

(15) Incorporated by reference to the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on August 23, 2010.

(16) Incorporated by reference to the registrant's Registration Statement on Form S-1 filed with the Commission on March 10, 2011.

(17) Incorporated by reference to the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on April 8, 2011.

(18) Incorporated by reference to the registrant’s Registration Statement on Form S-1 originally filed with the Commission on March 10, 2011 and subsequently amended on March 21, 2011, April 26, 2011, May 12, 2011, May 18, 2011 and May 20, 2011.

(19) Incorporated by reference to the registrant’s Registration Statement on Form S-1 originally filed with the Commission on September 27, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIONIX CORPORATION

December 20, 2011	By:	/s/ James R. Currier
James R. Currier
Chief Executive Officer

December 20, 2011	By:	/s/ David R. Wells
David R. Wells
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ James R. Currier	Chief Executive Officer and Chairman	December 20, 2011
James R. Currier

/s/ David R. Wells	President, Chief Financial Officer and Director	December 20, 2011
David R. Wells

/s/ James Alexander	Director	December 20, 2011
James Alexander

/s/ Frank Power	Director	December 20, 2011
Frank Power

/s/ Johan Perslow	Director	December 20, 2011
Johan Perslow