Form 10-Q
period 2011-12-31
SIONIX CORP
filed 2012-02-08
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 1, 2012 the number of shares of the registrant’s classes of common stock outstanding was 334,163,148.

Part I, Item 1.  Financial Statements.

Sionix Corporation
Condensed Balance Sheets
(Unaudited)
	As of December 31, 2011	As of September 30, 2011

ASSETS

Current assets:
Cash and cash equivalents	$21,713	$685
Other receivable	18,220	12,173
Inventory	1,323,197	1,306,326
Other current assets	157,738	26,676
Total current assets	1,520,868	1,345,860
Non-current assets:
Property and equipment, net	26,013	29,519

Total assets	$1,546,881	$1,375,379

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$571,972	520,322
Accrued expenses	1,327,362	1,006,814
Notes payable - related parties	36,500	25,000
Convertible notes, net of debt discount	973,395	934,567
Secured promissory notes	300,000	-
Derivative liability	301,225	320,516
Shares to be issued	150,200	-
Total current liabilities	3,660,654	2,807,219

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2011 and 2010	-	-
Common stock, $0.001 par value (600,000,000 shares authorized; 327,079,104 shares issued and 307,739,481 shares outstanding at December 31, 2011; 299,331,673 shares issued and outstanding at September 30, 2011)	307,739	299,332
Additional paid-in capital	30,672,483	30,168,321
Accumulated deficit	(33,093,995)	(31,899,493)
Total stockholders' deficit	(2,113,773)	(1,431,840)

Total liabilities and stockholders' deficit	$1,546,881	$1,375,379

The accompanying notes are an integral part of these unaudited condensed financial statements.

Sionix Corporation
Condensed Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2011	2010

Operating expenses
General and administrative	785,621	649,610
Sales and marketing	85,425	84,270
Research and development	143,292	81,627
Depreciation	3,506	1,804
Total operating expenses	1,017,844	817,311

Loss from operations	(1,017,844)	(817,311)

Other income (expense)
Interest expense and financing costs	(218,894)	(105,192)
Gain (loss) on change in fair value of derivative liability	325	(5,557)
Legal settlements	-	(236,821)
(Loss) gain on settlement of debt	41,911	(65,710)
Total other income (expense)	(176,658)	(413,280)

Loss before income taxes	(1,194,502)	(1,230,591)
Income taxes	-	-
Net loss attributable to common shareholders	$(1,194,502)	$(1,230,591)

Basic loss per share	$(0.00)	$(0.01)
Diluted loss per share	$(0.00)	$(0.01)

Basic weighted average number of shares of common stock outstanding	304,868,562	226,576,360
Diluted weighted average number of shares of common stock outstanding	304,868,562	226,576,360
____
* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of the dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Sionix Corporation
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
	2011	2010

Cash flows from operating activities
Net loss	$(1,194,502)	$(1,230,591)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,506	1,804
Amortization of debt discounts	100,983	58,695
Share based payments	103,932	154,848
Common stock issued for services	239,500	464,171
(Gain) loss on change in fair value of derivative liability	(325)	5,557
(Gain) loss on settlement of debt	(41,911)	65,710
Changes in operating assets and liabilities:
Inventory	(16,871)	(121,571)
Other current assets	(264,661)	(73,919)
Accounts payable	51,650	151,114
Accrued expenses	398,027	(223,611)
Deferred revenue	-	319,832
Net cash used by operating activities	(620,672)	(427,961)

Cash flows from investing activities:
Purchase of property and equipment	-	(3,127)

Cash flows from financing activities:
Borrowings	491,500	-
Common stock issued for cash	150,200	561,000
Net cash provided by financing activities	641,700	561,000

Net increase in cash and cash equivalents	21,028	129,912
Cash and cash equivalents, beginning of period	685	23,084
Cash and cash equivalents, end of period	$21,713	$152,996

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$599	$2,569
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Sionix Corporation
Notes to Condensed Unaudited Financial Statements

Note 1 – Organization and Description of Business

Sionix Corporation (the "Company") was incorporated in Utah in 1996, and completed its reincorporation as a Nevada corporation effective July 1, 2003. Sionix designs, develops, markets and sells cost-effective water management and treatment solutions intended for use in the oil and gas, agriculture, disaster relief, and municipal (both potable and wastewater) markets.

Note 2 – Accounting Policies

In the opinion of management, the accompanying balance sheets and related interim statements of operations, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on  Form 10-K for the fiscal year ended September 30, 2011 filed with the U.S. Securities and Exchange Commission (the “Commission”) on December 21, 2011.

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

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued disclosure guidance related to the offsetting of assets and liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements for recognized financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amended guidance is effective for us on a retrospective basis commencing in the first quarter of 2014. We are currently evaluating the impact of this new guidance on our consolidated financial statements.

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

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	December 31,	September 30,
	2011	2011

Machinery and equipment	$41,726	$41,726
Less accumulated depreciation	(15,713)	(12,207)

Property and equipment, net	$26,013	$29,519

Depreciation expense for the three months ended December 31, 2011 and 2010 was $3,506 and $1,804, respectively.

Note 4 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	September 30,
	2011	2011

Accrued salaries	$649,852	$564,458
Interest payable	270,846	236,229
Claims payable	-	15,334
Other accrued expenses	406,664	190,793

Total accrued expenses	$1,327,362	$1,006,814

During the three months ended December 31, 2011, $3,600 of accrued interest was included in the conversion of notes payable into common stock described in Note 6.

Note 5 – Notes Payable – Related Parties

The Company has received advances in the form of unsecured promissory notes from stockholders. The original date of these advances was November 2009, March 2011 and October 2011. These notes bear interest at rates up to 10% and are due on demand. As of December 31, 2011 and September 30, 2011, such notes payable amounted to $36,500 and $25,000, respectively. Accrued interest on the notes amounted to $17,524 and $16,885 at December 31, 2011 and September 30, 2011, respectively, and is included in accrued expenses. Interest expense on these notes for the three months ended December 31, 2011 and 2010 amounted to $639. No demand for payment has been made as of December 31, 2011.

Note 6 – Convertible Notes

At December 31, 2011 and September 30, 2011, convertible notes payable amounted to $973,395 and $934,567, respectively, net of discounts of $195,042 and $143,871, respectively. The notes bear interest at 10% - 12% per annum, and are convertible into common stock of the Company at $0.15 - $0.25 per share (as well as variable conversion rates as described below). The notes are due at various dates through November, 2012 and are unsecured.

Unsecured Convertible Notes

Through December 31, 2011, the Company issued $530,000 of convertible debentures (of which $152,500 is outstanding at December 31, 2011) that are convertible into common stock of the Company at variable conversion rates that provide a fixed rate of return to the note-holder. Under the terms of the notes, however, the Company could be required to issue additional shares of common stock in the event of default. The Company determined that the conversion option should be bifurcated from the notes and valued separately. This conversion option has been recorded as a derivative liability, is being amortized over the terms of the related notes, and is carried at fair value in the accompanying balance sheet. During the three months ended December 31, 2011 and December 31, 2010, the change in fair value of this derivative liability amounted to $325 and $(5,557), respectively.

During the three months ended December 31, 2011, holders of convertible debentures elected to convert $90,000 of their debt plus accrued interest into 3,757,808 shares of common stock.

6% Convertible Redeemable Note:

On November 23, 2011 Sionix issued a 6% Convertible Redeemable Note in the principal amount $100,000 maturing on November 23, 2012. Sionix has an optional right of redemption prior to maturity upon a five (5) day notice and payment of a 40% premium on the unpaid principal amount of the loan. Sionix paid fees of $15,000 in connection with the funding of this loan. In addition, the Company received a commitment in the form of a promissory note from the lender pursuant to which the lender will provide the Company with funding of up to an additional $300,000 at the Company's discretion beginning on June 1, 2012, at which time $100,000 will become available, on each of June 1, 2012, July 1, 2012 and August 1, 2012 (the "Additional Financing"). In conjunction with obtaining the Additional Financing, the Company issued 500,000 shares of common stock to the lender (the "Lender's Shares"). If the Company fails to draw down all of the funds made available by the Additional Financing between June 1, 2012 and August 1, 2012, the lender will be entitled to keep the Lender's Shares. If the Company draws down all of the funds made available by the Additional Financing between June 1, 2012 and August 1, 2012, the lender will use the Lender's Shares toward the conversion of the outstanding principal amount on the 6% Convertible Redeemable Note into shares of the Company's common stock. The conversion price for each share of common stock will be equal to 70% of the lowest closing bid price of the common stock for a period of five trading days, but no lower than $0.001 per share.

Note 7 – 12% Secured Promissory Note

On November 8, 2011 Sionix issued a 12% Secured Promissory Note in the principal amount of $300,000 maturing on July 31, 2012. The Company has an optional right of redemption prior to maturity. Sionix must redeem the debenture on the maturity date at a redemption premium of 7.5%. Sionix granted to the investor a continuing, first priority security interest in certain property of Sionix to secure the prompt payment, performance, and discharge in full of all of the Company’s obligations under the Secured Promissory Note, Securities Purchase Agreement, and Pledge Agreement.

In connection with this borrowing, Sionix issued 2,358,491 shares of common stock as Incentive Shares, and 16,981,132 shares of common stock as Pledged Shares. At the Company’s option, the Incentive Shares may be redeemed for cash in the amount of $125,000; otherwise they are retained by the lender. The value of the Incentive Shares has been classified as a liability and is being amortized as interest expense over the term of the borrowing. The Pledged Shares were issued as security under the Pledge Agreement.

Both the Incentive Shares and Pledged Shares are considered outstanding but not issued as of December 31, 2011.

Note 8 – Income Taxes

Our effective tax rates were 0% for the three months ended December 31, 2011 and 2010. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations reflect net income that is largely comprised of items that are treated differently for tax purposes and the Company has generated net operating loss carry-forwards available to offset current and future taxable income.

Note 9 – Stockholders’ Equity

Common Stock

The Company has 600,000,000 authorized shares of common stock, par value $0.001 per share. As of December 31, 2011, the Company had 327,079,104 shares issued and 307,739,481 shares outstanding. As of September 30, 2011, the Company had 299,331,673 shares of common stock issued and outstanding.

During the three months ended December 31, 2011, the Company issued 4,150,000 shares of common stock (valued at $239,500 based on closing market prices), for services. The Company also issued 3,757,808 shares of common stock for conversion of debt in the amount of $93,600 (including interest. The Company received $150,200 from the sale of common stock which was not issued prior to December 31, 2011.

Employee Stock Options and Warrants

A summary of the Company’s activity for employee stock options and warrants:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	of Options	Price	Value	Life

Outstanding at October 1, 2011	38,866,316	$0.12	$-	3.01
Granted	1,850,000	0.11
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at December 31, 2011	40,716,316	$0.12	$-	2.86

Exercisable at December 31, 2011	40,210,617	$0.12	$-	2.84

Outstanding and exercisable as of December 31, 2011:

		Weighted		Weighted
		Average		Average
		Remaining		Remaining
Exercise	Options	Contractual	Options	Contractual
Price	Outstanding	Life	Exercisable	Life
$0.06	7,415,000	3.68	7,351,219	3.68
$0.07	2,000,000	4.00	2,000,000	4.00
$0.09	2,000,000	4.00	2,000,000	4.00
$0.10	9,416,850	2.57	9,416,850	2.57
$0.12	8,450,940	2.28	8,450,940	2.28
$0.14	500,000	3.05	58,082	3.05
$0.15	8,000,000	3.05	8,000,000	3.05
$0.25	2,933,526	0.96	2,933,526	0.96
	40,716,316	2.86	40,210,617	2.84

During the three months ended December 31, 2011, the Company granted a total of 1,850,000 options and warrants to certain officers and employees. The options and warrants vested immediately upon grant and have a term of five years. The weighted average grant-date fair value of these options and warrants was $103,932.   The fair value of these options and warrants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

•	risk free rate of return of 0.87%-0.88%;
•	volatility of 168% - 169%
•	dividend yield of 0%; and
•	expected term of 5 years.

Stock Warrants

A summary of the Company’s warrant activity with non-employees:

		Weighted
		Average	Aggregate
	Number	Exercise	Intrinsic
	of Warrants	Price	Value
Outstanding at October 1, 2011	94,266,670	$0.15	$75,000
Granted	1,251,666	0.17
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of December 31, 2011	95,518,336	$0.15	$-

Exercisable as of December 31, 2011	95,518,336	$0.15	$-

Warrants outstanding and exercisable as of December 31, 2011:

			Weighted
			Average
			Remaining	Weighted Average
Exercise	Warrants	Warrants	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable

$0.06	7,500,000	7,500,000	4.38	$0.06	$0.06
$0.07	23,333,333	23,333,333	2.28	$0.07	$0.07
$0.10	4,026,578	4,026,578	3.18	$0.10	$0.10
$0.12	6,226,000	6,226,000	1.94	$0.12	$0.12
$0.14	5,000,000	5,000,000	3.81	$0.14	$0.14
$0.15	2,107,667	2,107,667	2.83	$0.15	$0.15
$0.17	25,909,992	25,909,992	4.03	$0.17	$0.17
$0.18	850,000	850,000	1.04	$0.18	$0.18
$0.25	15,269,312	15,269,312	1.23	$0.25	$0.25
$0.30	5,295,454	5,295,454	1.01	$0.30	$0.30

	95,518,336	95,518,336

Note 10 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2011, the Company has incurred cumulative losses of $33,093,995 including a net loss for the three months ended December 31, 2011 of $1,194,502. As the Company has limited cash flow from operations, its ability to maintain normal operations is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including salaries, debt service and normal operating expenses, it plans to sell additional units of its water treatment system, and to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

As mentioned in Notes 6, 7, and 8, the Company has related party notes, convertible notes, and subordinated debentures that have matured. The Company is continuing its efforts to obtain customers for its products, expand its sales efforts worldwide and expand the industries it targets for possible customers. The Company also has future plans for additional products, and revisions to its current products. In support of this the Company plans to hire additional personnel who have the industry experience and the training so that they can be immediately effective in the building of the Company. The Company retains most design, system configuration, and technical engineering resources “in-house.”  Certain design and specific research and development activities are periodically sub-contracted to our partner, Pacific Advanced Civil Engineering, Inc. (“PACE”) as access to scientific and engineering resources exceed our “in-house” capability.  Additionally PACE provides overview of MWTS application configurations as part of a long-term services contract.  System controls for our MWTS products are designed and implemented by PACE’s sister company, PERC Water, Inc. (“PERC”) under a long-term supply contract.  Only fabrication of the DAF component of our MWTS is sub-contracted, and then only for the construction of the stainless steel DAF tank.  With the exception of plumbing and electrical sub-contractors, all other fabrication and assembly activities are supervised and managed by “in-house” resources. This reduces costs and improve the quality of the Company's products. The Company is also continuing to seek additional investment capital in the form of debt or equity to sustain continued operations, and is considering certain changes to its capital structure to become more attractive to potential investors and business partners. Last, to manage these activities the Company has hired new senior management who have the manufacturing, finance and public company experience necessary to manage the Company.

Note 11 – Subsequent Events

Convertible Promissory Note

On February 2, 2012 Sionix received funding for a 9.875% Convertible Promissory Note issued as of January 19, 2012 in the principal amount of $65,000 maturing on January 19, 2013. The lender has the right beginning 180 days after the issue date to convert theaccrued interest and principal under this note into common stock. The amount of shares issued would be determined by the then fair market value of Company’s shares multiplied by 60%.  The Company has the right to prepay the Convertible Promissory Note without penalty.  In the event of default, the Convertible Promissory Note is immediately due and payable and additional interest will accrue at the rate equal to the lesser of (i) 15% per annum in addition to the Interest Rate or (ii) the highest rate permitted by law, per annum until all outstanding principal, interest and fees are repaid in full.

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

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Revenues for the three months ended December 31, 2011 and 2010 were $0.

The Company’s total operating expenses were $1,017,844 during the three months ended December 31, 2011, an increase of $200,533 or 25%, as compared to $817,311 for the three months ended December 31, 2010.  General and administrative expenses were $785,621 during the three months ended December 31, 2011, an increase of $136,011 or 21%, as compared to $649,610 for the three months ended December 31, 2010.  The increase in general and administrative expenses was due to increased costs for investor relations activities and legal fees (all of which were paid in common stock), and was offset by decreases in wages and stock-related compensation. Sales and marketing expenses of $85,425 for the three months ended December 31, 2011 (compared to $84,270 for the prior period) are related to payments made to certain vendors for sales support, as well as travel and related expenses. Research and development expenses were $143,292 during the three months ended December 31, 2011, an increase of $61,665 or 76%, as compared to $81,627 for the three months ended December 31, 2010. The increase is due to the number of employees dedicated to research and development. The Company also incurred interest costs related to various notes in the amount of $218,894; an increase of $113,702 from the prior period when we reported interest costs of $105,192. Normal operations were limited by the lack of available cash.

Liquidity and Capital Resources

The Company had cash of $21,713 and $685 at December 31, 2011 and September 30, 2011, respectively. The Company’s source of liquidity has been the sale of its securities and deposits received from orders for its water treatment systems. The Company has received a memorandum of understanding for the purchase of up to 30 new units related to a disaster relief effort in Japan, a memorandum of understanding for the purchase of two units related to a residential housing project in Nigeria, and a memorandum of understanding for the establishment of a water treatment facility in the Williston Basin. The Company also expects to receive additional orders for water treatment systems in its core commercial business segments. If it does not receive additional orders or if these orders do not satisfy its capital needs, the Company expects to sell its securities or obtain loans to meet its capital requirements.  The Company has no binding commitments for financing and, with the exception of the memorandums of understanding noted above, no additional orders for the sale of water treatment systems currently exist.  There can be no assurance that sales of the Company’s securities or of its water treatment systems, if such sales occur, will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. As of December 31, 2011, approximately $1,519,938 in principal and interest of certain promissory notes issued by the Company were due or will be coming due on or before September 15, 2012, which is the latest maturity date of its existing notes.

During the three months ended December 31, 2011, the Company used $620,672 of cash in operating activities, primarily to fund its net loss. Non-cash adjustments included $3,506 for depreciation, $100,983 for the amortization of debt discounts, $343,432 for share-based payments to consultants and employees, and $(41,911) for a gain on settlement of debt. Cash provided by operating activities included $51,650 in accounts payable and $398,027 in accrued expenses. Cash used in operating activities included $16,871 in inventory, and $270,477 in other current assets. During the three months ended December 31, 2010, cash of $427,961 was used primarily to fund the Company's net loss.

Investing Activities

During the three months ended December 31, 2011, the Company acquired no new property and equipment, as compared to $3,127 during the three months ended December 31, 2010.

Financing Activities

Financing activities provided $641,700 to the Company during the three months ended December 31, 2011 including $150,200 from net proceeds from the sale of common stock and $491,500 from borrowings. During the three months ended December 31, 2010, cash of $561,000 was provided by the net proceeds from common stock sales.

As of December 31, 2011, the Company had an accumulated deficit of $33,093,995. Management anticipates that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2011, the Company has incurred cumulative losses of $33,093,995 including a net loss for the three months ended December 31, 2011 of $1,194,502. As the Company has no cash flow from operations, its ability to transition from a development stage company to an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting

During the three months ended December 31, 2011, the Company has not made any changes to internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II, Item 1.  Legal Proceedings.

None.

Part II, Item 1A.  Risk Factors.

As a smaller reporting company we are not required to provide this information.

Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2011, we:

•
Issued 3,758,808 shares of common stock for conversion of debt in the amount of $93,600 (including interest). We relied on Section 3(a)(9) of the Securities Act as providing an exemption from registering the issuance of these shares of common stock under the Securities Act inasmuch as the conversion was made with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

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

101
The following financial statements from the Sionix Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in Extensive Business Reporting Language (XBRL):  (i) balance sheet; (ii) statements of operations; (iii) statements of cash flows; and (iv) the notes to the financial statements.

__________

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

SIONIX CORPORATION

Date: February 8, 2012	By:	/s/ James R. Currier
James R. Currier
Chief Executive Officer, Principal Executive Officer

By:	/s/ David R. Wells
David R. Wells
President, Chief Financial Officer, Secretary/Treasurer, and Principal Financial and Accounting Officer