Form 10-Q
period 2012-03-31
SIONIX CORP
filed 2012-05-14
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

_____________________________________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 4, 2012 the number of shares of the registrant’s classes of common stock outstanding was 340,422,612.

PART I, ITEM 1.  FINANCIAL STATEMENTS.

Sionix Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	As of March 31, 2012	As of September 30, 2011

ASSETS
Current assets:
Cash and cash equivalents	$1,238,962	$685
Other receivable	28,764	12,173
Inventory	1,354,605	1,306,326
Other current assets	82,117	26,676
Total current assets	2,704,448	1,345,860
Non-current assets:
Property and equipment, net	63,263	29,519

Total assets	$2,767,711	$1,375,379

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$323,174	$520,322
Accrued expenses	1,263,465	1,006,814
Notes payable - related parties	40,000	25,000
Convertible notes, net of debt discount	1,035,232	934,567
Secured promissory notes	300,000	-
Derivative liability	329,649	320,516
Shares to be issued	306,571	-
Total current liabilities	3,598,091	2,807,219
Stockholders' Equity (Deficit)
Stockholders' Deficit Attributable to Sionix Corporation:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2012 and September 30, 2011	-	-
Common stock, $0.001 par value (600,000,000 shares authorized; 331,788,790 shares issued and 351,128,413 shares outstanding at March 31, 2012; 299,331,673 shares issued and outstanding at September 30, 2011)	331,788	299,332
Additional paid-in capital	31,891,632	30,168,321
Accumulated deficit	(34,401,213)	(31,899,493)
Total stockholders' deficit attributable to Sionix Corporation	(2,177,793)	(1,431,840)
Equity attributable to noncontrolling interest	1,347,413	-
Total stockholders' equity (deficit)	(830,380)	(1,431,840)

Total liabilities and stockholders' deficit	$2,767,711	$1,375,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sionix Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Operating expenses
General and administrative	587,167	827,584	1,372,788	1,477,194
Sales and marketing	62,882	120,237	148,307	204,507
Research and development	171,581	92,579	314,873	174,206
Depreciation	3,942	3,430	7,448	5,234
Total operating expenses	825,572	1,043,830	1,843,416	1,861,141

Loss from operations	(825,572)	(1,043,830)	(1,843,416)	(1,861,141)

Other income (expense)
Interest expense and financing costs	(243,731)	(90,421)	(462,625)	(195,613)
Loss on change in fair value of derivative liability	(1,698)	(16,900)	(1,373)	(22,457)
Other income	-	470,132	-	470,132
Legal settlements	-	-	-	(236,821)
Loss on settlement of debt	(238,804)	(8,561)	(196,893)	(74,271)
Total other income (expense)	(484,233)	354,250	(660,891)	(59,030)

Loss before income taxes	(1,309,805)	(689,580)	(2,504,307)	(1,920,171)
Income taxes	-	-	-	-
Net loss	(1,309,805)	(689,580)	(2,504,307)	(1,920,171)
Less: Net loss attributable to the noncontrolling interest	2,587	-	2,587	-
Net loss attributable to Sionix Corporation	$(1,307,218)	$(689,580)	$(2,501,720)	$(1,920,171)

Amounts attributable to Sionix Corporation:
Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic weighted average number of shares of common stock outstanding	324,493,782	242,087,740	314,627,551	234,246,823
Diluted weighted average number of shares of common stock outstanding	324,493,782	242,087,740	314,627,551	234,246,823

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of the dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sionix Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2012	2011

Cash flows from operating activities
Net loss	$(2,504,307)	$(1,920,171)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	7,448	5,234
Amortization of debt discounts	222,569	103,081
Share based payments	139,420	533,193
Common stock issued for services	729,551	511,462
(Gain) loss on change in fair value of derivative liability	1,373	22,457
(Gain) loss on settlement of debt	196,893	74,271
Changes in operating assets and liabilities:
Inventory	(48,279)	(59,705)
Other current assets	(212,255)	(45,999)
Accounts payable	(10,696)	354,909
Accrued expenses	415,052	29,068
Deferred revenue	-	(300,000)
Net cash used by operating activities	(1,063,231)	(692,200)

Cash flows from investing activities:
Purchase of property and equipment	(41,192)	(3,127)

Cash flows from financing activities:
Borrowings	592,500	115,000
Common stock issued for cash	400,200	561,000
Noncontrolling interests in subsidiary issued for cash	1,350,000	-
Net cash provided by financing activities	2,342,700	676,000

Net increase (decrease) in cash and cash equivalents	1,238,277	(19,327)
Cash and cash equivalents, beginning of period	685	23,084
Cash and cash equivalents, end of period	$1,238,962	$3,757

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$599	$2,569
Interest paid	$-	$-
Common stock issued for accounts payable and accrued compensation	$463,279	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sionix Corporation
Notes to Condensed Consolidated Unaudited Financial Statements

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

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

Consolidation

All significant intercompany accounts and balances have been eliminated in consolidation. Participation of other unit holders in the net assets and net earnings of consolidated subsidiaries is included in the captions ‘equity attributable to noncontrolling interest’ and ‘net loss attributable to the noncontrolling interest’ in the accompanying consolidated balance sheet and consolidated statement of operations, respectively.

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

The Company earned no revenues for the three and six months ended March 31, 2012 and 2011.

Research and Development

The cost of research and development is expensed as incurred. Total research and development costs were $171,581 and $92,579 for the three months ended March 31, 2012 and 2011, respectively, and $314,873 and $174,206 for the six months ended March 31, 2012 and 2011, respectively.

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

Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, “Earnings Per Share.”  Basic net income or loss per share is computed by dividing the net income or loss available to common stock holders by the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants that are deemed “in the money” are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Also, under this method, convertible notes are treated as if they were converted at the beginning of the period.  There was no difference between the basic and diluted weighted average shares or earnings for the three and six months ended March 31, 2012 and 2011.

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

Note 3 – Property and Equipment

Property and equipment consisted of the following at:

	March 31,	September 30,
	2012	2011

Machinery and equipment	$82,918	$41,726
Less accumulated depreciation	(19,655)	(12,207)

Property and equipment, net	$63,263	$29,519

Depreciation expense for the three months ended March 31, 2012 and 2011 was $3,942 and $3,430, respectively. For the six months ended March 31, 2012 and 2011, depreciation expense was $7,448 and $5,234, respectively.

Note 4 – Accrued Expenses

Accrued expenses consisted of the following at:

	March 31,	September 30,
	2012	2011

Accrued salaries	$563,102	$564,458
Interest payable	312,070	236,229
Claims payable	-	15,334
Other accrued expenses	388,293	190,793

Total accrued expenses	$1,263,465	$1,006,814

During the six months ended March 31, 2012, $6,700 of accrued interest was included in the conversion of notes payable into common stock described in Note 6. During the same period, 5,000,000 shares of common stock were issued in settlement of $240,000 of accrued compensation.

Note 5 – Notes Payable – Related Parties

The Company has received advances in the form of unsecured promissory notes from stockholders. The original date of these advances was November 2009, March 2011 and October 2011. These notes bear interest at rates up to 10% and are due on demand. As of March 31, 2012 and September 30, 2011, such notes payable amounted to $40,000 and $25,000, respectively. Accrued interest on the notes amounted to $18,446 and $16,885 at March 31, 2012 and September 30, 2011, respectively, and is included in accrued expenses. Interest expense on these notes for the six months ended March 31, 2012 and 2011 amounted to $1,562 and $1,365, respectively. No demand for payment has been made as of March 31, 2012.

Note 6 – Convertible Notes

At March 31, 2012 and September 30, 2011, convertible notes payable amounted to $1,035,232 and $934,567, respectively, net of discounts of $153,206 and $143,871, respectively. The notes bear interest at 10% - 12% per annum, and are convertible into common stock of the Company at $0.15 - $0.25 per share (as well as variable conversion rates as described below). The notes are due at various dates through November 2012 and are unsecured.

Unsecured Convertible Notes:

Through March 31, 2012, the Company issued $562,500 of convertible debentures (of which $112,500 is outstanding at March 31, 2012) that are convertible into common stock of the Company at variable conversion rates that provide a fixed rate of return to the note-holder. Under the terms of the notes, however, the Company could be required to issue additional shares of common stock in the event of default. The Company applied the provisions of ASC Topic 815, “Derivatives and Hedging” and determined that the conversion option should be bifurcated from the notes and valued separately. This conversion option has been recorded as a derivative liability, is being amortized over the terms of the related notes, and is carried at fair value in the accompanying balance sheet. During the six months ended March 31, 2012 and 2011, the change in fair value of this derivative liability amounted to $(1,373) and $(22,457), respectively.

During the six months ended March 31, 2012, holders of convertible debentures elected to convert $167,500 of their debt plus accrued interest into 6,645,481 shares of common stock.

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

Both the Incentive Shares and Pledged Shares are considered outstanding but not issued as of March 31, 2012.

Note 8 – Income Taxes

For the six months ended March 31, 2012, the accompanying Condensed Statements of Income reflect net income that is largely comprised of items that do not represent taxable income.

Note 9 – Stockholders’ Equity

Common Stock

The Company has 600,000,000 authorized shares of common stock, par value $0.001 per share. As of December 31, 2011, the Company had 335,955,457 shares issued and 355,295,080 shares outstanding. As of September 30, 2011, the Company had 299,331,673 shares of common stock issued and outstanding.

During the six months ended March 31, 2012, the Company issued 12,819,593 shares of common stock (valued at $672,980 based on closing market prices), for services. The Company also issued 6,645,481 shares of common stock for conversion of debt in the amount of $174,200 (including interest). During the same period, the Company received $400,200 from the sale of 6,670,001 shares of common stock together with warrants to purchase 3,334,999 shares of common stock, and issued  9,988,709 shares of common stock in settlement of certain accounts payable and accrued compensation.

Employee Stock Options and Warrants

A summary of the Company’s activity for employee stock options and warrants:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	of Options	Price	Value	Life

Outstanding at October 1, 2011	38,866,316	$0.12	$-	3.01
Granted	2,850,000	0.13
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at March 31, 2012	41,716,316	$0.12	$74,150	2.66
Exercisable at March 31, 2012	41,239,289	$0.12	$73,550	2.64

Outstanding and exercisable as of March 31, 2012:

		Weighted		Weighted
		Average		Average
		Remaining		Remaining
Exercise	Options	Contractual	Options	Contractual
Price	Outstanding	Life	Exercisable	Life

$0.06	7,415,000	3.44	7,354,959	3.43
$0.07	2,000,000	3.75	2,000,000	3.75
$0.09	2,000,000	3.75	2,000,000	3.75
$0.10	9,416,850	2.32	9,416,850	2.32
$0.12	8,450,940	2.03	8,450,940	2.03
$0.14	500,000	2.80	83,014	2.80
$0.15	8,000,000	2.80	8,000,000	2.80
$0.17	1,000,000	4.17	1,000,000	4.17
$0.25	2,933,526	0.72	2,933,526	0.72
	41,716,316	2.66	41,239,289	2.64

During the six months ended March 31, 2012, the Company granted a total of 2,850,000 options and warrants to certain officers and employees. The options and warrants vested immediately upon grant and have a term of five years. The weighted average grant-date fair value of these options and warrants was $139,420.   The fair value of these options and warrants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

●	risk free rate of return of 0.87%-0.88%;
●	volatility of 168% - 169%
●	dividend yield of 0%; and
●	expected term of 5 years.

Stock Warrants

A summary of the Company’s warrant activity with non-employees:

		Weighted
		Average	Aggregate
	Number	Exercise	Intrinsic
	of Warrants	Price	Value

Outstanding at October 1, 2011	94,266,670	$0.15	$75,000
Granted	3,334,999	0.17
Expired	-	-
Forfeited	(8,539,312)	0.25
Exercised	-	-
Outstanding as of March 31, 2012	89,062,357	$0.14	$75,000
Exercisable as of March 31, 2012	89,062,357	$0.14	$75,000

Warrants outstanding and exercisable as of March 31, 2012:

			Weighted
			Average
			Remaining	Weighted Average
Exercise	Warrants	Warrants	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable

$0.06	7,500,000	7,500,000	4.13	$0.06	$0.06
$0.07	23,333,333	23,333,333	2.03	$0.07	$0.07
$0.10	4,026,578	4,026,578	2.93	$0.10	$0.10
$0.12	6,226,000	6,226,000	1.69	$0.12	$0.12
$0.14	5,000,000	5,000,000	3.56	$0.14	$0.14
$0.15	2,107,667	2,107,667	2.58	$0.15	$0.15
$0.17	27,993,325	27,993,325	3.66	$0.17	$0.17
$0.18	850,000	850,000	0.79	$0.18	$0.18
$0.25	6,730,000	6,730,000	1.31	$0.25	$0.25
$0.30	5,295,454	5,295,454	0.76	$0.30	$0.30
	89,062,357	89,062,357

Note 10 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2012, the Company has incurred cumulative losses of $34,401,213 including a net loss for the six months ended March 31, 2012 of $2,504,307. As the Company has limited cash flow from operations, its ability to maintain normal operations is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including salaries, debt service and normal operating expenses, it plans to sell additional units of its water treatment system, and to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

As mentioned in Notes 6, 7, and 8, the Company has related party notes, convertible notes, and subordinated debentures that have matured. The Company is continuing its efforts to obtain customers for its products, expand its sales efforts worldwide and expand the industries it targets for possible customers. The Company also has future plans for additional products, and revisions to its current products. In support of this the Company plans to hire additional personnel who have the industry experience and the training so that they can be immediately effective in the building of the Company. The Company retains most design, system configuration, and technical engineering resources “in-house.”  Certain design and specific research and development activities are periodically sub-contracted to our partner, Pacific Advanced Civil Engineering, Inc. (“PACE”) as access to scientific and engineering resources exceed our “in-house” capability.  Additionally PACE provides overview of MWTS application configurations as part of a long-term services contract.  System controls for our MWTS products are designed and implemented by PACE’s sister company, PERC Water, Inc. (“PERC”) under a long-term supply contract.  Only fabrication of the DAF component of our MWTS is sub-contracted, and then only for the construction of the stainless steel DAF tank.  With the exception of plumbing and electrical sub-contractors, all other fabrication and assembly activities are supervised and managed by “in-house” resources. This reduces costs and improves the quality of the Company's products. The Company is also continuing to seek additional investment capital in the form of debt or equity to sustain continued operations, and is considering certain changes to its capital structure to become more attractive to potential investors and business partners. Last, to manage these activities the Company has hired new senior management who have the manufacturing, finance and public company experience necessary to manage the Company.

Note 11 – Subsequent Events

Bridge Loan

Subsequent to March 31, 2012 the Company entered into an agreement with Ascendent Capital Group, LLC ("Ascendant") for the sale of $550,000 of unsecured Convertible Debentures (the “Primary Debentures”) to accredited investors (the “Debenture Holders”) which bear an interest rate of 8% and are due to be repaid on 18 months from the closing date.  The Debenture Holders will receive guaranteed interest on the original principal amount for a twelve-month period, even if the Primary Debentures are repaid within that period.  As of May 11, 2012 Ascendant has placed $200,000 of the Primary Debentures.

The Primary Debentures are convertible into the Company’s common stock during the forty-five days following the issue date at a floor price of $0.08, and from the issue date until September 28, 2012 at a conversion price of no more than $0.13, based on the average of the three lowest closing bid prices for the common stock during the ten consecutive trading days immediately preceding the conversion request. After this period the conversion price will be 75% of the average of the three lowest closing bid prices for the common stock during the ten consecutive trading days immediately preceding the conversion request. The Company has the right to demand immediate conversion of the Primary Debentures or some part of them if, at any time prior to the maturity date, the Company’s common stock has, for any twenty consecutive trading-day period, reported a closing bid price of $0.40 per share or greater and reported daily trading volume of 300,000 shares or more.

The Company will also issue a total of 3,712,500 warrants to the holders of the Primary Debentures, assuming all the notes are sold, which can be exercised for a period of 3 years from the closing date at an exercise price of $0.17.

The Company has agreed to register the common stock into which the Primary Debentures may be converted, any shares of common stock that may be issued as payment of principal or interest, the common stock underlying the warrants and any additional shares of common stock that may be issued in connection with any anti-dilution provisions included in the Primary Debentures as well as any shares of common stock that may be issued as a result of any stock split, dividend or other distribution. The Company has agreed to file the registration statement within 30 days of the closing date.

During the 45 day period following the closing, the Debenture Holders may exercise a right to purchase additional debentures (the “Additional Debentures”) in amounts equal to their initial investments. During the 90 days following the date of issuance of the Additional Debentures, the floor price for their conversion will be $0.13, with a maximum price of $0.20. After that period, the conversion price will equal 90% of the lowest three bid prices over the previous ten trading days.  Also, the interest rate on the Additional Debentures will be 6%, there will be no guaranteed interest, and the warrant exercise price will be $0.20.  All other terms and conditions will be identical to the Primary Debentures, including the registration right.

At the closing of the sale of the Primary Debentures, the Company paid a cash placement fee to Ascendiant Capital Markets of 10% of the gross proceeds of the Primary Debentures, and 10% warrant coverage on the same terms as the warrants issued to the Debenture Holders.

Equity Line of Credit

On May 8, 2012, Sionix entered into a Securities Purchase Agreement (the “Agreement”) with Ascendiant Capital Group, LLC (“Ascendiant”) in order to establish a source of funding. The Agreement establishes an equity drawdown facility.

Under the Agreement, Ascendiant has agreed to provide the Company with up to $5,000,000 of funding for a period of 24 months after the date that the registration statement required in conjunction with the funding is declared effective.  During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Ascendiant and Ascendiant will be obligated to purchase the shares. The Company may request a drawdown once every five trading days trading days, although it is under no obligation to request any drawdowns under the equity line of credit. There must be a minimum of three trading days between each drawdown request.

Sionix is allowed to sell up to 20% of the total trading volume of its common stock during the ten-day trading period that immediately precedes its drawdown request. With respect to the shares of common stock purchased, the purchase price will be the lesser of (i) 100% of the volume weighted average price on the date of purchase and (ii) the price that is $0.01 below the market price, as defined in the Agreement.

No drawdowns on the line of credit will occur until the SEC approves the registration statement covering the shares. The Company has agreed to pay Ascendiant a fee in connection with this facility, payable in common stock in four installments, as follows:

●	500,000 shares of common stock upon the execution of the Agreement and the initial closing;
●	250,000 shares of common stock upon the filing of the Form S-1 to register the shares for the facility;
●	350,000 shares of common stock upon notice from the SEC that the registration statement has been declared effective; and
●	250,000 shares of common stock on the 60th day past the date that the registration statement has been declared effective.

Pursuant to a Registration Rights Agreement entered into between the Company and Ascendiant in connection with the equity line of credit, the Company is required to file a registration statement with the Securities and Exchange Commission (the “SEC”) within 30 days of the agreement date. The registration statement will register shares of common stock to be purchased under the equity line of credit and the shares of common stock issued to Ascendiant for their commitment to the equity line of credit. There are no penalties assessed to us in connection with the filing and effectiveness deadlines associated with the registration statement.

PART I,  ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this quarterly report on Form 10-Q contains forward-looking statements, including statements regarding our capital needs, business strategy and expectations.  These forward-looking statements involve risks and uncertainties.  Any statements contained in this report that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially from those events or results included in the forward-looking statements.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time in the reports we file with the Securities and Exchange Commission.  Some, but not all, of these risks include, among other things:

●	our inability to obtain the financing we need to continue our operations;

●	changes in regulatory requirements that adversely affect our business;

●	loss of our key personnel; and

●	risks over which we have no control, such as the general global downturn in the economy which may adversely affect spending by businesses and government agencies.

We do not intend to update forward-looking statements.  You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

Overview

The global market for water recycling, reuse and treatment includes a broad array of commercial, industrial, agricultural, municipal and disaster relief applications. We design, develop, market and sell cost-effective water management and treatment solutions intended for use in the oil and gas, agriculture, disaster relief, and municipal (both potable and wastewater) markets. Our selling efforts in the United States will target the established base of small to medium water systems, as well as industrial users (such as the oil and gas industry, agriculture and food producers, and pharmaceuticals) and disaster relief agencies with a need for a clean and consistent water supply. We are currently focusing our sales efforts primarily on the domestic oil and gas industry, and the international wastewater market.

In February 2012 we entered into a Water Treatment Agreement with McFall Incorporated, a construction and logistics firm operating in the Williston Basin.  Under the agreement, we agreed to deploy one of our Mobile Water Treatment Systems to locations in the Williston Basin to decontaminate water emitted from drilling operations.  The agreement has an initial term of 5 years and will be automatically renewed for one-year periods unless otherwise terminated.  Under the agreement, we will be paid not less than $8.00 per barrel and not more than $30.00 per barrel for water treated.  The amount will depend upon the site specific chemical, hydrological and geographical conditions.  Following our execution of the Water Treatment Agreement, we formed Williston Basin I, LLC, a Nevada limited liability company (“WBI”), and in March 2012 we sold 4,000 membership units to 19 accredited investors, raising a total of $1,350,000.  As the holder of 60% of the membership of WBI, we are entitled to 60% of its net profit and distributable assets.  WBI will use the proceeds from the offering principally for the acquisition of the assets required for the performance of the Water Treatment Agreement.

Outside the United States, we plan to market principally to local water systems and international relief organizations.

The status of agreements we have previously announced is as follows:

●
In April 2011 we announced the signing of a memorandum of understanding with TII Trading International Investment, Inc. to install and operate mobile water treatment systems in Japan, parts of which were devastated by a massive earthquake and subsequent tsunami.  During the months following that announcement we prepared a system for deployment to the region, configuring it to the specifications provided by TII. In June we tested that system for efficacy as requested by TII, and the results supported the conclusion that, as designed, our MWTS would be successful in removing contaminants from water in the region. Our conversations have continued with TII’s parent company, Alsapo Enterprises, Ltd., and earlier this year we attended several meetings with Japanese officials regarding the continued water and water treatment problems in the affected regions. While we stand ready to deploy the system, until TII or Alsapo Enterprises is able to provide us with a location for the system we are unable to pursue that opportunity further. While the relationship remains in place with TII and Alsapo Enterprises, we are uncertain when or if any systems will ever be deployed in Japan through our agreement.

●
In August 2011 we announced a letter of intent with ANA Global for the sale of two MWTS for use in a housing project in Abuja, Nigeria. In November 2011 we disclosed that this project was delayed due to infrastructure engineering issues with our partner. Due to the recent sectarian violence in the country we are concerned for the safety of our employees, and as a result we cannot commit to completing the project until the violence and unrest is completely resolved. This project will therefore remain on ‘hold’ indefinitely until the problems are resolved to management’s satisfaction.

●
In August 2011 we announced a memorandum of understanding with Superklean Environmental Engineers Pvt.   Ltd.   (SEEPL), a Mumbai, India-based water and wastewater treatment company, for the establishment of Sionix SK India Pvt.   Ltd., a joint venture entity that was to be created to address water treatment requirements on the Indian Sub-Continent. To date SEEPL has been unable to generate adequate interest in the market in this region to justify the completion of the intended joint venture. Due to our current focus on the domestic energy market this relationship will not be pursued further at this time.

●
In August 2011 we announced the execution of an agreement with Dakota Solutions, Inc.  (DSI) for the lease of property in Tioga, North Dakota for the construction and operation of a wastewater treatment facility in the Bakken Shale formation.  Under the terms of the agreement we planed to design, build, own and operate the facility on an 80-acre parcel of leased property near Tioga. Since this announcement DSI was unable to secure necessary zoning permits for construction of the wastewater treatment facility and could not offer any suitable alternative site.  The agreement expired as a result of lapse of time in December 2011.

We have not yet generated any revenue from the sale of our products during the 2012 fiscal year, therefore, we must continue to rely on funding from other sources to support our operations.  We have no committed sources of financing other than as disclosed in this Form 10-Q. Sales of our debt and equity securities and loans from related parties have provided us with the funding we needed in the past, although there is no guaranty that this funding will be available in the future.  As we discuss below, our financial statements have been prepared assuming that we will continue as a going concern. Through March 31, 2012, we incurred cumulative losses of $34,401,213 including a net loss for the six months ended March 31, 2012 of $2,504,307. It is unknown when, if ever, we will achieve a level of revenues adequate to support our costs and expenses, including the repayment of debt.

Agreement with Ascendiant Capital Partners, LLC

On May 8, 2012 we entered into a Security Purchase Agreement with Ascendiant Capital Partners, LLC pursuant to which we have obtained an equity line of credit in the amount of $5 million.  Please see Note 11 to our financial statements for a more complete discussion of this transaction.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues for the three months ended March 31, 2012 and 2011 were $0.

The Company’s total operating expenses were $825,572 during the three months ended March 31, 2012, a decrease of $218,258 or 21%, as compared to $1,043,830 for the three months ended March 31, 2011.  General and administrative expenses were $587,167 during the three months ended March 31, 2012, a decrease of $240,417 or 29%, as compared to $827,584 for the three months ended March 31, 2011.   Sales and marketing expenses were $62,882 for the three months ended 2012, a decrease of $57,355 or 48%, as compared to $120,237 for the three months ended March 31, 2011.  The decrease in sales and marketing expense was related to a loss of personnel and vendors for sales support, as well as decreased travel and related expenses. Research and development expenses were $171,581 during the three months ended March 31, 2012, an increase of $79,002 or 85%, as compared to $92,579 for the three months ended March 31, 2011. The increase is due to the number of employees and resources dedicated to the WBI’s operations. The Company also incurred interest costs related to various notes in the amount of $243,731, an increase of $153,310 from the prior period when we reported interest costs of $90,421. Normal operations were limited by the lack of available cash.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011

Revenues for the six months ended March 31, 2012 and 2011 were $0.

The Company’s total operating expenses were $1,843,416 during the six months ended March 31, 2012, a decrease of $17,725 or 1%, as compared to $1,861,141 for the six months ended March 31, 2011.  General and administrative expenses were $1,372,788 during the six months ended March 31, 2012, a decrease of $104,406 or 7%, as compared to $1,477,194 for the six months ended March 31, 2011.  Sales and marketing expenses were $148,307 for the six months ended 2012, a decrease of $56,200 or 27%, as compared to $204,507 for the six months ended March 31, 2011.  The decrease in sales and marketing expense was related to a loss of personnel and vendors for sales support, as well as decreased travel and related expenses. Research and development expenses were $314,873 during the six months ended March 31, 2012, an increase of $140,667 or 81%, as compared to $174,206 for the six months ended March 31, 2011. The increase is due to the number of employees and resources dedicated to WBI’s operations. The Company also incurred interest costs related to various notes in the amount of $462,625; an increase of $267,012 from the prior period when we reported interest costs of $195,613. Normal operations were limited by the lack of available cash.

Liquidity and Capital Resources

The Company had cash of $1,238,962 and $685 at March 31, 2012 and September 30, 2011, respectively. Historically the Company’s source of cash for operations has been the sale of its equity and debt securities. During the period ended March 31, 2012 the Company formed an Asset Controlling Partnership (ACP) for the purpose of raising capital to support the purchase of assets, a Mobile Water Treatment System (“MWTS”) assembly, and the initial operation of its systems deployed for the sale of treatment services and treated water.  The first of these entities, WBI, was formed on March 7, 2012 under Nevada law. Under the terms of this ACP, the Company contributed a standard MWTS to WBI, which was specifically designed for operation in the Williston Basin of North Dakota for treatment of water contaminated by the harvesting of energy resources in this region. The Company expects to receive additional orders for water treatment systems as it pursues other ACPs for the sale of water within its core commercial business segments. If it does not receive additional orders or if these orders do not satisfy its capital needs, the Company expects to sell its securities or obtain loans to meet its capital requirements.  The Company has no additional orders for the sale of water treatment systems or for the deployment of its MWTS, except as noted above.  There can be no assurance that sales of the Company’s securities, additional contracts for the sale of water treatment services, or of its water treatment systems, if such sales occur, will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. As of March 31, 2012, approximately $1,840,508 in principal and interest of certain promissory notes issued by the Company were due or will be coming due on or before October 19, 2012, which is the latest maturity date of its existing notes.

Operating Activities

During the six months ended March 31, 2012, the Company used $1,063,231 of cash in operating activities, primarily to fund its net loss. Non-cash adjustments included $7,448 for depreciation, $222,569 for the amortization of debt discounts, $139,420 for share-based payments to consultants and employees, and for a gain on settlement of debt. Cash provided by operating activities included $50,696 in accounts payable and $415,052 in accrued expenses. Cash used in operating activities included $48,279 in inventory, and $212,255 in other current assets.

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

Investing Activities

During the six months ended March 31, 2012, the Company acquired property and equipment totaling $41,192, as compared to $3,127 during the six months ended March 31, 2011.

Financing Activities

Financing activities provided $2,342,700 to the Company during the six months ended March 31, 2012 including $1,350,000 from the sale of member units of the Asset Controlling Partnership for WBI and $592,500 from borrowings. During the six months ended March 31, 2012, cash of $400,200 was provided by the net proceeds from common stock sales and borrowings.  Financing activities provided $676,000 to the Company during the six months ended March 31, 2011 including $561,000 from net proceeds from the sale of common stock and $115,000 from borrowings.

As of March 31, 2012, the Company had an accumulated deficit of $34,401,213. Management anticipates that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

Material Trends, Events or Uncertainties

The Company is not certain how the current economic downturn may affect its business.  Because of the global recession, government agencies and private industry may not have the funds to purchase water treatment systems.  It may also be more difficult for the Company to raise capital in the current economic environment. Other than as discussed herein, the Company does not know of any material trends, events or uncertainties that may impact its operations in the future.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2012, the Company has incurred cumulative losses of $34,401,213 including a net loss for the six months ended March 31, 2012 of $2,504,307. As the Company has no cash flow from operations, its ability to maintain its status as an operating company is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and the acquisition of equipment required for the building of its MWTS. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash the Company will have for its operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

The Company expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable, if ever. The Company expects to incur increasing sales and marketing, research and development and general and administrative expenses. Also, the Company has a substantial amount of short-term debt, some of which is in default, which will need to be repaid or refinanced, unless it is converted into equity. As a result, if the Company begins to generate revenues from operations, those revenues will need to be significant in order to cover current and anticipated expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern unless it is able to obtain substantial additional financing in the short term and generate revenues over the long term. If the Company is unable to obtain financing, it would likely discontinue its operations.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2012, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting

During the three months ended March 31, 2012, the Company has not made any changes to internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II, ITEM 1.  LEGAL PROCEEDINGS.

None.

PART II, ITEM 1A.  RISK FACTORS.

As a smaller reporting company we are not required to provide this information.

PART II, ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

This information is included in our Current Report on Form 8-K filed on March 6, 2012.

PART II, ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

PART II, ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II, ITEM 5.  OTHER INFORMATION.

(a) None.

(b) There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

PART II, ITEM 6.  EXHIBITS.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)

3.1.1	Amendment to Articles of Incorporation (2)

3.2	Bylaws (1)

10.1	Water Treatment Agreement dated February 21, 2012 between the registrant and McFall, Incorporated (3)

10.2	Form of Securities Purchase Agreement dated March 2, 2012 (4)

10.3	Form of Warrant to Purchase Common Stock dated March 2, 2012 (4)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following financial statements from the Sionix Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensive Business Reporting Language (XBRL):  (i) balance sheet; (ii) statements of operations; (iii) statements of cash flows; and (iv) the notes to the financial statements.

* Filed herewith.

(1) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2003.
(2) Incorporated by reference from Annex 1 to our definitive proxy statement filed with the Securities and Exchange Commission on February 7, 2010.
(3) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2012.
(4) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2012

SIONIX CORPORATION

/s/ James R. Currier
James R. Currier
Chief Executive Officer, Principal Executive Officer

/s/ David R. Wells
David R. Wells
President, Chief Financial Officer, Secretary/Treasurer, and Principal Financial and Accounting Officer