Form 10-Q
period 2012-06-30
SIONIX CORP
filed 2012-08-14
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

______________________________________________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 10, 2012 the number of shares of the registrant’s classes of common stock outstanding was 388,453,661.

Part I, Item 1.  Financial Statements.

Sionix Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	As of June 30, 2012	As of September 30, 2011

ASSETS
Current assets:
Cash and cash equivalents	$804,214	$685
Other receivable	30,346	12,173
Inventory	1,455,953	1,306,326
Other current assets	176,930	26,676
Total current assets	2,467,443	1,345,860
Non-current assets:
Property and equipment, net	137,898	29,519

Total assets	$2,605,341	$1,375,379

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$314,304	$520,322
Accrued expenses	1,131,828	1,006,814
Notes payable - related parties	25,000	25,000
Convertible notes, net of debt discount	1,054,427	934,567
Secured promissory notes	300,000	-
Derivative liability	300,397	320,516
Shares to be issued	409,293	-
Total current liabilities	3,535,249	2,807,219
Stockholders' Equity (Deficit)
Stockholders' Deficit Attributable to Sionix Corporation:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2012 and September 30, 2011	-	-
Common stock, $0.001 par value (600,000,000 shares authorized; 369,758,275 shares issued and 349,823,438 shares outstanding at June 30, 2012; 299,331,673 shares issued and outstanding at September 30, 2011)	349,823	299,332
Additional paid-in capital	33,235,507	30,168,321
Accumulated deficit	(35,990,085)	(31,899,493)
Total stockholders' deficit attributable to Sionix Corporation	(2,404,755)	(1,431,840)
Equity attributable to noncontrolling interest	1,474,847	-
Total stockholders' equity (deficit)	(929,908)	(1,431,840)

Total liabilities and stockholders' deficit	$2,605,341	$1,375,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sionix Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Operating expenses
General and administrative	796,135	740,281	2,168,923	2,217,475
Sales and marketing	62,020	131,674	210,327	336,181
Research and development	285,056	296,009	599,929	470,215
Depreciation	8,607	3,468	16,055	8,702
Total operating expenses	1,151,818	1,171,432	2,995,234	3,032,573

Loss from operations	(1,151,818)	(1,171,432)	(2,995,234)	(3,032,573)

Other income (expense)
Interest expense and financing costs	(251,831)	(125,760)	(714,456)	(321,373)
Gain (loss) on change in fair value of derivative liability	36,911	(2,618)	35,538	(25,075)
Other income	6,908	-	6,908	470,132
Legal settlements	-	-	-	(236,821)
(Loss) gain on settlement of debt	(351,608)	(1,312,315)	(548,501)	(1,386,586)
Total other income (expense)	(559,620)	(1,440,693)	(1,220,511)	(1,499,723)

Loss before income taxes	(1,711,438)	(2,612,125)	(4,215,745)	(4,532,296)
Income taxes	-	-	-	-
Net loss	(1,711,438)	(2,612,125)	(4,215,745)	(4,532,296)
Less: Net loss attributable to the noncontrolling interest	122,566	-	125,153	-
Net loss attributable to Sionix Corporation	$(1,588,872)	$(2,612,125)	$(4,090,592)	$(4,532,296)

Amounts attributable to Sionix Corporation:
Basic loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average number of shares of common stock outstanding	339,671,367	265,479,323	322,945,023	244,657,656

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of the dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sionix Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2012	2011

Cash flows from operating activities
Net loss	$(4,215,745)	$(4,532,296)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	16,055	8,702
Amortization of debt discounts	366,985	142,248
Share based payments	203,766	682,832
Common stock issued for services	1,220,341	1,127,050
(Gain) loss on change in fair value of derivative liability	(35,538)	25,075
(Gain) loss on settlement of debt	548,501	1,386,586
Changes in operating assets and liabilities:
Inventory	(149,627)	(612,689)
Other current assets	(322,809)	(48,828)
Accounts payable	(59,565)	219,542
Accrued expenses	380,399	(45,957)
Deferred revenue	-	(300,000)
Net cash used by operating activities	(2,047,237)	(1,947,735)

Cash flows from investing activities:
Purchase of property and equipment	(124,434)	(3,127)

Cash flows from financing activities:
Borrowings	975,000	195,278
Common stock issued for cash	400,200	1,732,500
Noncontrolling interests in subsidiary issued for cash	1,600,000	-
Net cash provided by financing activities	2,975,200	1,927,778

Net increase in cash and cash equivalents	803,529	(23,084)
Cash and cash equivalents, beginning of period	685	23,084
Cash and cash equivalents, end of period	$804,214	$-

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$599	$2,569
Interest paid	$-	$-

Common stock issued for accounts payable and accrued compensation	$463,279	$-

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include collectability of accounts receivable, accounts payable, sales returns, and recoverability of long-term assets.

Consolidation

All significant intercompany accounts and balances have been eliminated in consolidation. Participation of other unit holders in the net assets and net earnings of consolidated subsidiaries is included in the captions ‘equity attributable to noncontrolling interest’ and ‘net loss attributable to the noncontrolling interest’ in the accompanying condensed consolidated balance sheet and condensed consolidated statement of operations, respectively.

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

Note 3 – Property and Equipment

Property and equipment consisted of the following at:

	June 30,	September 30,
	2012	2011

Machinery and equipment	$166,160	$41,726
Less accumulated depreciation	(28,262)	(12,207)

Property and equipment, net	$137,898	$29,519

Depreciation expense for the three months ended June 30, 2012 and 2011 was $8,607 and $3,468, respectively. For the nine months ended June 30, 2012 and 2011, depreciation expense was $16,055 and $8,702, respectively.

Note 4 – Accrued Expenses

Accrued expenses consisted of the following at:

	June 30,	September 30,
	2012	2011

Accrued salaries	$445,416	$564,458
Interest payable	347,500	236,229
Claims payable	-	15,334
Other accrued expenses	338,912	190,793

Total accrued expenses	$1,131,828	$1,006,814

During the nine months ended June 30, 2012, $17,597 of accrued interest was included in the conversion of notes payable into common stock described in Note 6. During the same period, 5,000,000 shares of common stock were issued in settlement of $240,000 of accrued compensation.

Note 5 – Notes Payable – Related Parties

The Company has received advances in the form of unsecured promissory notes from stockholders. The original date of these advances was November 2009, March 2011 and October 2011. These notes bear interest at rates up to 10% and are due on demand. As of both June 30, 2012 and September 30, 2011, such notes payable amounted to $25,000. Accrued interest on the notes amounted to $19,078 and $16,885 at June 30, 2012 and September 30, 2011, respectively, and is included in accrued expenses. Interest expense on these notes for the nine months ended June 30, 2012 and 2011 amounted to $2,194 and $1,997, respectively. No demand for payment has been made as of June 30, 2012.

Note 6 – Convertible Notes

At June 30, 2012 and September 30, 2011, convertible notes payable amounted to $1,054,427 and $934,567, respectively, net of discounts of $281,011 and $143,871, respectively. The notes bear interest at 6% - 12% per annum, and are convertible into common stock of the Company at $0.15 - $0.25 per share (as well as variable conversion rates as described below). The notes are due at various dates through October 2013 and are unsecured.

Unsecured Convertible Notes:

Through June 30, 2012, the Company issued $645,000 of convertible debentures (of which $115,000 is outstanding at June 30, 2012) that are convertible into common stock of the Company at variable conversion rates that provide a fixed rate of return to the note-holder. Under the terms of the notes, however, the Company could be required to issue additional shares of common stock in the event of default. The Company applied the provisions of ASC Topic 815, “Derivatives and Hedging” and determined that the conversion option should be bifurcated from the notes and valued separately. This conversion option has been recorded as a derivative liability, is being amortized over the terms of the related notes, and is carried at fair value in the accompanying balance sheet. During the nine months ended June 30, 2012 and 2011, the change in fair value of this derivative liability amounted to $35,538 and $(25,075), respectively.

During the nine months ended June 30, 2012, holders of convertible debentures elected to convert $403,000 of their debt plus accrued interest into 13,026,887 shares of common stock.

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

On June 1, 2012, Sionix borrowed an additional $100,000 in connection with the Additional Financing described above.

8% Convertible Debentures:

In April, 2012 the Company entered into an agreement with Ascendiant Capital Group, LLC ("Ascendiant") for the sale of $550,000 of unsecured Convertible Debentures (the “Primary Debentures”) to accredited investors (the “Debenture Holders”) which bear an interest rate of 8% and are due to be repaid 18 months from the closing date.  The Debenture Holders will receive guaranteed interest on the original principal amount for a twelve-month period, even if the Primary Debentures are repaid within that period.  As of June 30, 2012 Ascendiant has placed $200,000 of the Primary Debentures.  Subsequent to June 30, 2012 the Company terminated the offering.

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

As of June 30, 2012 the Company issued a total of 2,700,000 warrants to the holders of the Primary Debentures, which can be exercised for a period of 3 years from the closing date at an exercise price of $0.10. Using the Black-Scholes method, the warrants were valued at $93,731, which was recorded as a debt discount and is being amortized over the term of the Primary Debentures. The following weighted-average assumptions were used in the Black-Scholes calculation.

●	risk free rate of return of 1.030%;
●	volatility of 170%
●	dividend yield of 0%; and
●	expected term of 5 years.

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

During the 45 day period following the closing, the Debenture Holders may exercise a right to purchase additional debentures (the “Additional Debentures”) in amounts equal to their initial investments. During the 90 days following the date of issuance of the Additional Debentures, the floor price for their conversion will be $0.13, with a maximum price of $0.20. After that period, the conversion price will equal 90% of the lowest three bid prices over the previous ten trading days.  Also, the interest rate on the Additional Debentures will be 6%, there will be no guaranteed interest, and the warrant exercise price will be $0.20.  All other terms and conditions will be identical to the Primary Debentures, including the registration right. Subsequent to June 30, 2012 the 45 day period expired and the Debenture Holders did not exercise their right to purchase Additional Debentures.

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

Both the Incentive Shares and Pledged Shares are considered outstanding but not issued as of June 30, 2012.

Note 8 – Equity Line of Credit

On May 8, 2012, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Ascendiant Capital Group, LLC (“Ascendiant”) in order to establish a source of funding. The Agreement establishes an equity drawdown facility.

Under the Agreement, Ascendiant has agreed to provide the Company with up to $5,000,000 of funding for a period of 24 months after the date that the registration statement required in conjunction with the funding is declared effective. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Ascendiant and Ascendiant will be obligated to purchase the shares. The Company may request a drawdown once every five trading days although it is under no obligation to request any drawdowns under the equity line of credit. There must be a minimum of three trading days between each drawdown request.

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

Pursuant to a Registration Rights Agreement entered into between the Company and Ascendiant in connection with the equity line of credit, the Company is required to file a registration statement with the Securities and Exchange Commission (the “SEC”) within 30 days of the agreement date. The registration statement will register shares of common stock to be purchased under the equity line of credit and the shares of common stock issued to Ascendiant for their commitment to the equity line of credit. There are no penalties assessed to us in connection with the filing and effectiveness deadlines associated with the registration statement. As of August 10, 2012 the Company had not yet filed the registration statement related to the Agreement.

Note 9 – Income Taxes

For the nine months ended June 30, 2012, the accompanying Condensed Statements of Operations reflect net income that is largely comprised of items that do not represent taxable income.

Note 10 – Stockholders’ Equity

Common Stock

The Company has 600,000,000 authorized shares of common stock, par value $0.001 per share. As of June 30, 2012, the Company had 349,823,438 shares issued and 369,758,275 shares outstanding. As of September 30, 2011, the Company had 299,331,673 shares of common stock issued and outstanding.

During the nine months ended June 30, 2012, the Company issued 19,831,184 shares of common stock (valued at $1,029,550 based on closing market prices), for services. The Company also issued 13,026,887 shares of common stock for conversion of debt in the amount of $435,597 (including interest). During the same period, the Company received $400,200 from the sale of 6,670,001 shares of common stock together with warrants to purchase 3,334,999 shares of common stock, and issued 9,988,709 shares of common stock in settlement of certain accounts payable and accrued compensation.

Employee Stock Options and Warrants

A summary of the Company’s activity for employee stock options and warrants:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	of Options	Price	Value	Life

Outstanding at October 1, 2011	38,866,316	$0.12	$-	3.01
Granted	3,850,000	0.14
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at June 30, 2012	42,716,316	$0.12	$74,150	2.46
Exercisable at June 30, 2012	42,267,960	$0.12	$73,587	2.45

Outstanding and exercisable as of June 30, 2012:

		Weighted		Weighted
		Average		Average
		Remaining		Remaining
Exercise	Options	Contractual	Options	Contractual
Price	Outstanding	Life	Exercisable	Life
$0.06	7,415,000	3.19	7,358,699	3.18
$0.07	2,000,000	3.50	2,000,000	3.50
$0.09	2,000,000	3.50	2,000,000	3.50
$0.10	9,416,850	2.07	9,416,850	2.07
$0.12	8,450,940	1.78	8,450,940	1.78
$0.14	500,000	2.80	107,945	2.80
$0.15	9,000,000	2.80	9,000,000	2.80
$0.17	1,000,000	3.92	1,000,000	3.92
$0.25	2,933,526	0.47	2,933,526	0.47
	42,716,316	2.46	42,267,960	2.45

During the nine months ended June 30, 2012, the Company granted a total of 3,850,000 options and warrants to certain officers and employees. The options and warrants vested immediately upon grant and have a term of five years. The weighted average grant-date fair value of these options and warrants was $203,766.   The fair value of these options and warrants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

●	risk free rate of return of 0.72%-0.88%;
●	volatility of 168% - 171%
●	dividend yield of 0%; and
●	expected term of 5 years.

Stock Warrants

A summary of the Company’s warrant activity with non-employees:

		Weighted
		Average	Aggregate
	Number	Exercise	Intrinsic
	of Warrants	Price	Value
Outstanding at October 1, 2011	94,266,670	$0.15	$75,000
Granted	6,034,999	0.14
Expired	(1,602,272)	-
Forfeited	(9,039,312)	0.25
Exercised	-	-
Outstanding as of June 30, 2012	89,660,085	$0.14	$75,000
Exercisable as of June 30, 2012	89,660,085	$0.14	$75,000

Warrants outstanding and exercisable as of June 30, 2012:

			Weighted
			Average
			Remaining	Weighted Average
Exercise	Warrants	Warrants	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable
$0.06	7,500,000	7,500,000	3.88	$0.06	$0.06
$0.07	22,833,333	22,833,333	1.79	$0.07	$0.07
$0.10	6,726,578	6,726,578	3.61	$0.10	$0.10
$0.12	6,226,000	6,226,000	1.44	$0.12	$0.12
$0.14	5,000,000	5,000,000	3.31	$0.14	$0.14
$0.15	2,107,667	2,107,667	2.33	$0.15	$0.15
$0.17	27,993,325	27,993,325	3.41	$0.17	$0.17
$0.18	850,000	850,000	0.54	$0.18	$0.18
$0.25	6,730,000	6,730,000	1.06	$0.25	$0.25
$0.30	3,693,182	3,693,182	0.74	$0.30	$0.30
	89,660,085	89,660,085

Noncontrolling Interests

In March 2012 Sionix formed a subsidiary named Williston Basin I, LLC, a Nevada limited liability company (“Williston”).  On March 12, 2012, Williston entered into securities purchase agreements with 19 accredited investors for the sale and issuance of 4,000 membership units, constituting 40% of the outstanding equity of Williston, for an aggregate purchase price of $1,350,000.  Williston consummated the issuance of its membership units to investors on March 16, 2012.  The Company holds a 60% interest in Williston, and is entitled to 60% of its net profit and/or distributable assets.  Out of its entitlement to net profit, the Company agreed to pay an amount equal to 15% of any operating net profit generated by Williston in its first 12 months of operations, to certain investors.  Williston intends to use the proceeds principally for the acquisition of assets relating to the McFall project, as well as LLC operating expenses. Williston was formed for the purpose of delivering services to McFall Incorporated under its February 2012 Water Treatment Agreement.  The entity has a five year term, but the term may be extended by majority consent of its members.

In connection with the formation and financing of Williston, Sionix (i) agreed to assign its rights to the McFall Water Treatment Agreement to Williston, and (ii) will contribute one of its Mobile Water Treatment Systems (MWTS) to Williston, which it will operate during the project.

During the period ended June 30, 2012 the Company formed five more limited liability companies for the purpose of funding additional projects in the Williston Basin should they become available to the Company. In connection with these Sionix received an advance of $250,000 against a funding commitment from REVH20 who holds an approximately 20% interest in Williston. The terms of these additional limited liability companies are expected to be substantially the same as that of Williston. As of August 10, 2012 the Company had not received any additional funding into these new limited liability companies.

Note 11 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2012, the Company has incurred cumulative losses of $35,990,085 including a net loss for the nine months ended June 30, 2012 of $4,215,745. As the Company has limited cash flow from operations, its ability to maintain normal operations is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including salaries, debt service and normal operating expenses, it plans to sell additional units of its water treatment system, and to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

As mentioned in Notes 5, 6, and 7, the Company has related party notes, convertible notes, and subordinated debentures that have matured. The Company is continuing its efforts to obtain customers for its products, expand its sales efforts worldwide and expand the industries it targets for possible customers. The Company also has future plans for additional products, and revisions to its current products. In support of this the Company plans to hire additional personnel who have the industry experience and the training so that they can be immediately effective in the building of the Company. The Company retains most design, system configuration, and technical engineering resources “in-house.”  Certain design and specific research and development activities are periodically sub-contracted to our partner, Pacific Advanced Civil Engineering, Inc. (“PACE”) as access to scientific and engineering resources exceed our “in-house” capability.  Additionally PACE provides overview of MWTS application configurations as part of a long-term services contract.  System controls for our MWTS products are designed and implemented by PACE’s sister company, PERC Water, Inc. (“PERC”) under a long-term supply contract.  Only fabrication of the DAF component of our MWTS is sub-contracted, and then only for the construction of the stainless steel DAF tank.  With the exception of plumbing and electrical sub-contractors, all other fabrication and assembly activities are supervised and managed by “in-house” resources. This reduces costs and improves the quality of the Company's products. The Company is also continuing to seek additional investment capital in the form of debt or equity to sustain continued operations, and is considering certain changes to its capital structure to become more attractive to potential investors and business partners. Last, to manage these activities the Company has hired new senior management who have the manufacturing, finance and public company experience necessary to manage the Company.

PART I, ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this quarterly report on Form 10-Q contains forward-looking statements.  These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations.  Any statements contained in this report that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially from those events or results included in the forward-looking statements.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time in the reports we file with the Securities and Exchange Commission.  Some, but not all, of these risks include, among other things:

●	our inability to obtain the financing we need to continue our operations;

●	changes in regulatory requirements that adversely affect our business;

●	loss of our key personnel; and

●	risks over which we have no control, such as the general global downturn in the economy which may adversely affect spending by private and government agencies.

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

Results of Operations

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

Revenues for the three months ended June 30, 2012 and 2011 were $0 and $0, respectively.

The Company’s total operating expenses were $1,151,818 during the three months ended June 30, 2012, a decrease of $19,614 or 2%, as compared to $1,171,432 for the three months ended June 30, 2011.  General and administrative expenses were $796,135 during the three months ended June 30, 2012, an increase of $55,854 or 7.5%, as compared to $740,281 for the three months ended June 30, 2011.  The net increase in general and administrative expenses was the result of decreases in legal fees and travel costs, offset by increases in officer and director compensation (all stock-based). Sales and marketing expenses were $62,020 for the three months ended June 30, 2012, a decrease of $69,654 or 53%, as compared to $131,674 for the three months ended June 30, 2011. The decrease in sales and marketing expense was related to a reduction of personnel and vendors for sales support, as well as decreased travel and related expenses. Research and development expenses were $285,056 during the three months ended June 30, 2012, an decrease of $10,953 or 4%, as compared to $296,009 for the three months ended June 30, 2011.

The Company also incurred interest costs related to various notes in the amount of $251,831; an increase of $126,071 from the prior period when it reported interest costs of $125,760. Normal operations were limited by the lack of available cash.

Nine Months Ended June 30, 2012, Compared to Nine Months Ended June 30, 2011

Revenues for the nine months ended June 30, 2012 and 2011 were $0 and $0, respectively.

The Company’s total operating expenses were $2,995,234 during the nine months ended June 30, 2012, a decrease of $37,339 or 1%, as compared to $3,032,573 for the nine months ended June 30, 2011.  General and administrative expenses were $2,168,923 during the nine months ended June 30, 2012, an increase of $48,552 or 2%, as compared to $2,217,475 for the nine months ended June 30, 2011.  The net decrease in general and administrative expenses was the result of decreases in employee incentive compensation (all non-cash), offset by increases in investor relations expenses and director fees (all stock-based). Sales and marketing expenses were $210,327 for the nine months ended June 30, 2012, a decrease of $125,714 or 28%, as compared to $336,181 for the nine months ended June 30, 2011. The decrease in sales and marketing expense was related to a reduction of personnel and vendors for sales support, as well as decreased travel and related expenses Research and development expenses were $599,929 during the nine months ended June 30, 2012, an increase of $129,714 or 28%, as compared to $470,215 for the nine months ended June 30, 2011. The increase was due to increase personnel and the renting of a facility for the development of products.

The Company also incurred interest costs related to various notes in the amount of $714,456; an increase of $393,083 from the prior period when it reported interest costs of $321,373. Normal operations were limited by the lack of available cash.

Liquidity and Capital Resources

The Company had cash of $804,214 and $685 at June 30, 2012 and September 30, 2011, respectively.  Historically the Company’s source of cash for operations has been the sale of its equity and debt securities. During the period ended June 30, 2012 the Company formed five additional Asset Controlling Partnerships (ACP) for the purpose of raising capital to support the purchase of assets, a Mobile Water Treatment System (MWTS) assembly, and the initial operation of its systems deployed for the sale of treatment services and treated water.  The first of these entities, Williston Basin 1 (WBI), was formed on March 7, 2012 under Nevada law. Williston Basin II through VI were formed under Nevada law as well and in substantially the same form.  Under the terms of this WBI, the Company contributed a standard MWTS to WBI, which was specifically designed for operation in the Williston Basin of North Dakota for treatment of water contaminated by the harvesting of energy resources in this region. The Company expects to receive additional orders for water treatment systems as it pursues other ACPs for the sale of water within its core commercial business segments. If it does not receive additional orders or if these orders do not satisfy its capital needs, the Company expects to sell its securities or obtain loans to meet its capital requirements.  The Company has no additional orders for the sale of water treatment systems or for the deployment of its MWTS, except as noted above.  There can be no assurance that sales of the Company’s securities, additional contracts for the sale of water treatment services, or of its water treatment systems, if such sales occur, will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.  As of June 30, 2012, approximately $1,660,438 in principal and interest of certain promissory notes issued by the Company were due or will be coming due on or before March 4, 2013, which is the latest maturity date of its existing notes.

During the nine months ended June 30, 2012, the Company used $2,047,237 of cash in operating activities, primarily to fund its net loss. Non-cash adjustments included $1,220,341 for common stock issued for services, $548,501 for a gain on settlement of debt, $366,985 for the amortization of debt discounts, $203,766 for share based payments to consultants and employees and $16,055 for depreciation. Cash provided by operating activities included $380,399 in accrued expenses. Cash used in operating activities included $322,809 in other current assets, $149,627 in inventory, and $59,565 in account payable.

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

Investing Activities

During the nine months ended June 30, 2012, the Company acquired property and equipment totaling $124,434, as compared to $3,127 during the nine months ended June 30, 2011.  The equipment acquired was mainly for use in the treatment of contaminated water.

Financing Activities

During the nine months ended June 30, 2012, financing activities provided $2,975,200, including $1,600,000 from the issuance of a noncontrolling interests in the Williston entities for cash, $400,200 from net proceeds from the sale of common stock and $975,000 from borrowings.

During the nine months ended June 30, 2011 financing activities provided $1,927,778, including $1,732,500 from net proceeds from the sale of common stock and $195,278 from borrowings.

As of June 30, 2012, the Company had an accumulated deficit of $35,990,085. Management anticipates that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2012, the Company has incurred cumulative losses of $35,990,085 including a net loss for the nine months ended June 30, 2012 of $4,215,745. As the Company has no cash flow from operations, its ability to maintain normal operations is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash it will have for operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

Critical Accounting Policies

The discussion and analysis of its financial condition and results of operations is based upon the Company’s unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its critical accounting policies and estimates. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s critical accounting policies and estimates are discussed in its Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

PART I, ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to provide this disclosure.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting

During the three months ended June 30, 2012, the Company has not made any changes to internal control over financial reporting that have materially affected, or are reasonably likely to affect, its internal control over financial reporting.

PART II, ITEM 1.  LEGAL PROCEEDINGS.

None.

PART II, ITEM 1A.  RISK FACTORS.

As a smaller reporting company the Company is not required to provide this information.

PART II, ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2012, we:

●
Issued 7,011,590 shares of common stock for services to officers and directors. We relied on Section 4(2) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

●
Issued 6,381,406 shares of common stock for conversion of debt in the amount of $261,397 (including interest). We relied on Section 3(a)(9) of the Securities Act as providing an exemption from registering the issuance of these shares of common stock under the Securities Act inasmuch as the conversion was made with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

●
Issued 4,166,667 shares of common stock together with warrants to purchase 2,083,334 shares of common stock, for gross proceeds of $250,000 ($0.06 per share). We relied on Section 4(2) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

●
Issued 474,984 shares of common stock and cancelled 1,000,000 warrants related to the cashless exercise of warrants. We relied on Section 4(2) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

PART II, ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

PART II, ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

SIONIX CORPORATION

Date: August 14, 2012	By:	/s/ James R. Currier
James R. Currier
Chief Executive Officer, Principal Executive Officer

	By:	/s/ David R. Wells
David R. Wells
President, Chief Financial Officer, Secretary/Treasurer, and Principal Financial and Accounting Officer