Form 10-K
period 2012-09-30
SIONIX CORP
filed 2012-12-31
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

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

(704) 971-8400
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.001 Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check One)

☐	Large Accelerated Filer	☐	Accelerated Filer

☐	Non-accelerated Filer (do not check if smaller reporting company)	☒	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC Bulletin Board on March 30, 2012 was $23,946,678.

As of December 14, 2012, the Company had 409,615,875 shares of its common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SIONIX CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements”.  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry.  Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “may,” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Annual Report titled “Risk Factors” as well as the following:

●	The current economic crisis in the United States, which may reduce the funds available to businesses and government entities to purchase our system;

●	whether we will be able to raise capital as and when we need it;

●	whether our water treatment and purification system will generate significant sales;

●	our overall ability to successfully compete in our market and our industry;

●	unanticipated increases in development, production or marketing expenses related to our product and our business activities; and

●	other factors, some of which will be outside our control.

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

PART I

ITEM 1. BUSINESS

Overview of Our Business

Sionix designs, develops, markets and sells cost-effective water management and treatment solutions intended for use in the oil and gas, agriculture, industrial, disaster relief, and municipal (both potable and wastewater) markets. The Company’s Mobile Water Treatment System (“MWTS”) contains a Dissolved Air Floatation (“DAF”) system with patented technology that management estimates removes more than 99 percent of the organic, and most inorganic, particles in water. Historically, DAF systems created bubbles that were 50+ microns in size, which were unable to remove all contaminants due to their size. The Sionix MWTS utilizes and refines DAF technology to provide a pre-treatment process using ambient oxygen and minimal chemical flocculent aids that we believe is efficient and cost-effective. The patented Sionix technology makes micro-bubbles which allow a greater percentage of contaminants to be captured, floated to the surface and skimmed off, without harmful chemicals. The Company’s MWTS is mobile and modular such that it can be transported easily to address a wide range of water treatment markets and can meet customers’ needs for new systems or to replace or integrate with existing filtration technologies.

Industry Overview

The water treatment recycling and reuse industry is highly fragmented, consisting of many companies involved in various operational capacities, including companies that design fully integrated systems for processing millions of gallons of water for municipal, industrial, and commercial applications. Demand for water treatment and purification has continued to grow due to economic expansion, population growth, scarcity of usable water, concerns about water quality and regulatory requirements.

Many believe the world is facing a global crisis - in both supply and quality. Water is a natural resource that has a limited supply and no true substitute, and yet only a very small percentage of the earth’s water is available for human consumption. Demand for water resources is compounded by a growing and developing world population, Third World urbanization, and increasing water usage in industries such as oil and gas, agriculture and food processing. It has been reported in a television broadcast by CNBC titled “Liquid Assets: The Big Business of Water,” aired originally in 2010, that within 15 years, 48 countries will be without sufficient water to meet basic requirements. We believe the lack of water resources is directly linked to inadequate water management strategies on the part of governments, businesses, consumers and private individuals. We expect global water issues will continue to drive both domestic and international demand for water treatment and recycling.

Domestic Market

Domestic Supply Crisis

Per capita usage of water in the United States is among the highest in the world. The supply of fresh water continues to tighten, especially in the Western half of the United States where we face a potential water crisis due to limited supply and increasing demand. Increasing usage of water in industries such as oil and gas exploration and production, agriculture, and food processing continue to threaten the supply of fresh water in the United States. For example, there are over 21 billion barrels of water consumed annually in the U.S. from fracking activity in the oil and gas industry, as each well requires millions of gallons of water for fracking over its life. Most of this water returns to the surface as contaminated “produced water” that could be treated and recycled. In many areas, such as the Bakken or Marcellus shale formations, there is limited access to large scale, industry specific water treatment and recycling facilities which could decrease the need for usage of fresh water in fracking.

Inadequate Regulatory Action

Poor quality of existing water management resources, combined with regulatory inaction, have failed to provide the leadership and guidance to mandate recycling and reuse of water resources in many industries. While there has been a general lack of adequate water management regulation in many industries, we believe that recent regulatory action requiring more responsible water usage management in oil and gas fracking in states such as Pennsylvania is a trend that should drive similar action in other states, such as North Dakota. North Dakota’s oil and gas industry has no readily available, affordable source of water recycling and treatment. The current practice in North Dakota for wastewater created during fracking is to inject produced water back into the ground, a practice that has unknown effects on the environment and has caused community concern and come under regulatory scrutiny in other States. Each horizontal new well requires millions of gallons of fresh water over its life, contributing heavily to the water supply crisis. Any regulatory actions affecting the use of fresh water in fracking or injection of produced water back into the ground could affect the oil and gas industry in North Dakota and increase industry demand for water treatment and recycling services.

In addition to the oil and gas industry, the domestic agricultural industry is generally lacking in sufficient water management regulations. Until a concerted private/public effort is expended, the contaminated acreage will continue to expand. We believe the excess use of water and lack of regulation in the agricultural industry will result in regulatory changes that will likely increase the domestic demand for various water treatment and recycling services..

Growing Need for Affordable Regulatory Compliance

There are over 200,000 public rural water districts in the United States. The majority of these are considered very small, small and medium-sized public water systems, all of which support populations of fewer than 10,000 people. A significant number of these are in violation of the U.S. Safe Drinking Water Act (“SDWA”) at any given time. This problem is expected to worsen as more stringent EPA rules are implemented for small public water systems. Substantial expenditures will be needed in the coming years for repair, rehabilitation, operation, and maintenance of the water and wastewater treatment infrastructure. We believe that water districts using conventional treatment methods will be unable to comply with the SDWA without substantial installations of on-site chemical filter aids and disinfection equipment.

Consumer Safety

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

International Market

International Demand for Safe Drinking Water

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

Foreign Desalination Market Expansion

Equally important to the treatment of contaminated water in foreign markets is the development of desalination as a method of producing potable water. The Caribbean and Middle-Eastern markets already depend on desalination for a large portion of their drinking water. Industry expectations are that this sector of the water treatment industry will experience significant growth during the forthcoming decades as ordinary sources of fresh water (such as lakes, rivers, streams, well water and treated water) continue to be stressed by unregulated industrial, commercial and agricultural uses. We believe that the Sionix MWTS can be used in conjunction with existing desalination equipment to prolong the equipment life, creating cost savings and improving functionality.

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

Coal based activated carbon originates from coal that has undergone steam activation process to create its activated carbon form. During activation, it creates millions of pores at the surface of the carbon thus increasing the total surface area. Activated carbon pores can be divided into three general sizes, namely, Micro-pores (diameter in the range of less than 2 nm), Meso-pores (diameter in the range of 2 – 25 nm), and Macro-pores (diameter in the range of above 25 nm). Due to its unique distribution of pores diameter, coal based activated carbon is very popular in the gas phase purification industries, potable water purification industries, wastewater purification industries and aquarium/pond water purification industries.

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

Most surface water bodies in the United States, many of which supply drinking water, are contaminated with organisms that are extremely resistant to disinfection, and increasing disinfectant levels in the attempt to kill them creates a new set of problems. Disinfectants such as chlorine can react with organic matter in the water to form new chemicals known as “disinfection byproducts.” These byproducts, of which trihalomethanes (THM) are the most common, are thought to be health-threatening and possibly cancer-causing. The SDWA regulations address minimum acceptable levels of these byproducts, including THMs. Therefore, physical removal of the organisms from the water is vitally important to their control.

Dissolved Air Flotation

Dissolved air flotation, or DAF, has been used in water and wastewater treatment for more than eighty years. The DAF method involves injecting microscopic bubbles of air under pressure into the water being treated. The air molecules bond with organic and inorganic matter in the water, and because of the bubbles’ lightness, the clumps float to the surface, where they are skimmed away. Over the eight decades DAF has been utilized, various improvements have been made in the technology. Until recently, it has not been utilized widely in the United States, and is used primarily for wastewater treatment. DAF is often used in conjunction with complementary forms of treatment such as slow sand and organic filtration.

A disadvantage of standard DAF technology has been that DAF systems performing at their best were only able to create bubbles that were ~50+ microns in size. Therefore, any organic matter smaller than 50 microns was not efficiently removed through the DAF filtering process. The water needed to be  then disinfected using chemicals or put through an organic filtration system where the large amount of remaining organic matter could clog filtration membranes.

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

The Sionix MWTS employs our patented DAF technology and improves the efficiency of the standard DAF process by removing what management estimates is more than 99% of the organic, and most inorganic, particles in water. Compared to historical DAF standards of 50+ microns, the patented Sionix technology makes micro-bubbles, which allow a much greater percentage of contaminants to be captured, floated to the surface and skimmed off, without reliance on harmful chemicals. We believe that the primary benefits of the Sionix MWTS system include:

☐
Decreased Costs. The Sionix MWTS reduces costs associated with chemical treatments, energy usage, and day-to-day operations. By significantly reducing water turbidity and minimizing pathogens, the MWTS minimizes the need for disinfection chemicals. Used in conjunction with treatment and/or filtration technology, which may be required by specific raw water conditions, it reduces back-flush cycle times, thereby lengthening the life of post-DAF equipment such as reverse osmosis membranes, creating cost savings while reducing risks caused by use of excess chemicals. The Sionix DAF provides a denser concentration of white water bubbles, all while using a fraction of the floor space as compared to a typical DAF system. Additionally, the customer can save on operating costs as our technology allows the user to operate and control the entire MWTS with either a small staff or from a remote site via wired or wireless communications. A comprehensive service and maintenance program is part of all equipment leases.

☐
Customizable Solution. Each MWTS is completely modular and can either be used to replace, or integrate with, existing filtration and treatment technology. We can customize each installation with filtration and reclamation options appropriate for the required treatment needs. Standard configuration includes a control and testing laboratory located in the rear of the DAF container. The addition of a generator module makes the system self-powered and each component of the MWTS is upgradeable. Our standard MWTS produces 280 gallons of post-DAF treated water per minute (about 403,200 gallons per day). If additional reverse osmosis treatment is required to produce potable water, output is generally diminished dependent upon salinity and total dissolved solids (TDS) of the pre-treated water. Multiple MWTS units can be assembled together for increased capacity.

☐
Small, Mobile Footprint. The majority of existing water filtration facilities occupy large tracts of land and are comprised of large, shallow in-ground concrete structures, often hundreds of feet long to accommodate large volumes of water. Our MWTS units occupy a much smaller footprint than other types of water treatment facilities, ranging from 3,000 to 5,000 sq. ft. depending on the type of unit, and are modular, self-contained and portable. The entire MWTS is built into one or more forty-foot ISO standard transportable containers.

☐
Rapid Deployment. Currently, population growth necessitates enlarging old facilities or building new ones, occupying still more valuable land. This process requires lengthy environmental impact studies, long design periods, and complex financing programs to fund costly construction budgets, as lead times usually stretch out for years. The Sionix product offers rapid deployment, with a 48-72 hour install, fully commissioned in four to six weeks. The MWTS is assembled in a steel container that is sealed, thus preventing tampering or incursion by bio-terrorism or airborne contaminants. Should catastrophic damage be incurred, a replacement unit may be installed within a few days rather than many months or years as with in-ground systems.

☐	Reduction in Pathogens and Disinfection Products. Our MWTS, by virtue of minimizing dangerous pathogens, also minimizes the necessity of using potentially cancer-causing disinfection products.

Growth Strategy

Our objective is to be a leading provider of patented water treatment technologies and services that can be used by our customers for water management and treatment solutions in multiple end markets. Our solutions are designed to make it more cost-effective for our customers to deploy tailored and mission-specific water treatment technologies. The principal elements of our strategy are to:

☐
Focus our sales efforts into the oil and gas markets where our technology and solutions can offer a near-term return on investment for our customers. While there are many end market applications for our technology, we believe the treatment of produced water from oil and gas production offers the most compelling near term opportunity.

●	The Williston Basin Opportunity – This energy rich shale formation could provide significant sales opportunities for Sionix for the following reasons:

(i)	Lack of infrastructure, including such basic requirements as housing, sanitation, transportation;
(ii)	Limited current treatment alternatives for hydrocarbon contaminated wastes other than disposal wells, into which extremely toxic wastes are injected thousands of feet below the surface;
(iii)	Limited regulatory environment that is expected to begin adoption of increasing environmental standards; and
(iv)	Unsustainable demands on fresh water resources to support growing hydraulic fracturing activities and the region’s agricultural heritage.
Our MWTS offers an alternative to producers, allowing them to recycle the toxic flowback water from hydrofracturing operations either at the wellhead or off-site and return the treated water to the drillers for reuse. Recycling provides both economic and environmental benefits, including eliminating the expensive transportation costs and the debilitating maintenance costs on congested roadways through the Williston region.

In addition to the oil and gas applications, the proliferation of oil and gas related man camps in the Williston region to domicile workers, sub-contractors, and oil field service personnel represents another strain on scarce (sometimes non-existent) waste treatment resources. Combined with municipal treatment facilities, treatment of man camp and municipal wastes, these sources represents a meaningful resource of treated water for use in hydrofracturing activities, reducing the continued drawdowns on existing fresh water sources.

We have recently deployed MWTS and complementary testing and treatment equipment to the Williston region to sample, test and remediate flowback water at an injection well site. This pilot project will provide data and an on-site demonstration of the capabilities of the MWTS and complementary treatment technologies in a truly challenging environment. We believe that we can prove our ability to remediate flowback water from the oil and gas activities and offer this water for recycling. We may also have the opportunity to treat municipal wastewater to further reduce the region’s dependence on fresh water. Either of these treatment objectives, once demonstrated successfully and consistently should give us a competitive advantage in the Williston region. Previously our efforts to deploy a treatment system have been hampered by limited capital and a lack of influential relationships in the region. We believe now that we have both the capital and the relationships to successfully run the pilot project in the Williston region and that the demonstration of our technologies and services will be of interest to the E & P companies throughout the area.

●
The Bakken Formation has an estimated 3.0 to 4.3 billion barrels of undiscovered, technically recoverable oil based on research conducted by the U.S. Geological Survey (“USGS”) in 2008. This is a 25-fold increase in the amount of oil that can be recovered compared to the agency's 1995 estimate of 151 million barrels of oil. New geologic models applied to the Bakken Formation, advances in drilling and production technologies, and recent oil discoveries have resulted in these substantially larger technically recoverable oil volumes.

As hydrofracturing, horizontal drilling, and artificial permeability technologies are required to harvest these vast domestic resources, water will either represent a significant inhibitor to the development of the resources, or if properly implemented water conservation measures are mandated, including recycling toxic hydrofracturing flowback water and harvesting local waste treatment products, water will facilitate the continued development of these resources. We believe that we can play a significant supporting role in the development of these energy rich properties.

●
The Marcellus Shale Opportunity – We have an understanding with REVH2O which is currently engaged in permitting activities in Pennsylvania, to provide a demonstration MWTS for purposes of testing, demonstration, and documentation.  REVH2O is affiliated with Mr. Kenneth Calligar, one of our directors and interim Chief Executive Officer. To the extent this MWTS achieves acceptable testing results that have been developed in cooperation with regulatory, scientific and engineering consultants, we believe that a definitive purchase order will be placed for the existing MWTS and at least two more MWTS products for installation at a REVH2O fluids treatment site or sites that will be permitted and developed during 2013.

●
Agreement with Crown Maple Syrup, Inc. – In September 2012 we announced our entry into a lease agreement with Crown Maple Syrup, Inc., a New York based harvester and refiner of maple syrup for the emergent health conscious, ecologically friendly international sweeteners market.  The agreement states that we are to supply Crown Maple with filtration equipment at Crown Maple’s facility in Dover Plains, NY.  The system was delivered to the facility installed and tested during the fourth quarter, and it is expected to begin operation with the commencement of sap harvesting operations in February 2013.

☐
Expand domestic and international sales force with individuals who possess industry and application specific experience and relationships. We intend to hire a direct sales force with industry expertise and relationships in the end markets we plan to target. Additionally, we intend to engage marketing and sales representatives on an agency basis both in the US and internationally.

☐
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

☐
Grow revenue through a flexible business model. We have the ability to integrate our technology in new and existing water treatment and management solutions. We have a model that provides flexibility to sell, lease or operate our MWTS and water treatment solutions to meet the needs of our end customers. We may in some instances lease or operate our MWTS for our customers as a fast-to-market strategy, using the customers operational budget to circumvent the capital budget cycle or adapt to environments that need quick implementation such as disaster relief or equipment failure.

☐
Continue to invest in research and development activities and patent portfolio. We intend to continue to invest in research and development activities to develop new technologies and solutions focused on the water treatment market.

Marketing and Sales Plan

We have begun to market our MWTS and solutions to a number of vertical market oriented industry groups, including selected advertising in specialized publications, trade shows, and direct mail. Our efforts to date have been limited due to a lack of available cash, and limited results from our commercial efforts placing MWTS. Currently we utilize in-house marketing in conjunction with outsourced marketing consultants and national and international distributorships and agency relationships, both exclusive and non-exclusive in nature.

Our marketing efforts emphasize that our MWTS are easily expandable and upgradable; for example, adding ozone and microfiltration equipment to a DAF component. Each piece of equipment comes with state-of-the-art telemetry and wet-chemistry monitoring that expands as the MWTS does. We plan to provide lease financing to our MWTS clients, not only making it easy for a customer to utilize the equipment, but also guaranteeing that the customer will always have access to any refinements and improvements made to the MWTS.

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

Following several successful installations of Sionix MWTS and services domestically we plan to broaden our marketing internationally, principally to local water systems and international relief organizations. The global market for water recycling, reuse and treatment includes a broad array of commercial, industrial, agricultural, municipal and disaster relief applications. According to industry data, it is estimated that 1.1 billion people in the world do not have safe drinking water. There is significant market potential in Asia, Africa, and Latin America, where in each region there is a severe lack of water supply for consumption or daily use, as well as poor quality of existing drinking water.

The following is a brief description of targeted applications and types of customers we intend to market to:

☐
Oil and Gas Industry. The reservoir rocks in any oil and gas formation usually contain water along with hydrocarbons in varying concentrations. When hydrocarbons are extracted from the formation, water is also recovered along with hydrocarbons and is generally defined as “Produced Water.” On average, the ratio of produced water to actual hydrocarbons extracted from the wells of varying maturity is approximately 3:1, but can be as high as 10:1. The volume of water produced presents the greatest waste management challenge for oilfield operators. In addition, most wells utilizing hydrofracturing technology use enormous amounts of fresh water, up to 8 million gallons of water for a single well. After the hydrofracturing procedure is completed, much of the fluid returns to the surface as flowback water, contaminated by fracturing chemicals and subsurface contaminants including toxic organic compounds, heavy metals, and naturally occurring radioactive materials. Local and national government authorities have begun to focus on the issue of flowback water discharge and the use of fresh water resources to drill new wells. Government agencies are adopting laws and regulations to limit the discharge of harmful chemicals associated with produced and flowback water.

☐
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

☐
Disaster Relief Organizations. During natural disasters such as earthquakes, tsunamis, floods, hurricanes, and tornadoes, it is the role of the National Guard and the Federal Emergency Management Agency to assist local authorities with emergency services. Damage to local utilities can disrupt the fresh water supply and cause the failure of wastewater (sewage) treatment plants. The MWTS can help address both of these problems. The system is completely self-contained, can be easily transported from place to place, is efficient, and can be equipped with its own power package.

☐
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

☐
Developing Countries. In addition to the U.S. market, fast spreading urbanization in third-world countries has created a growing demand for public water systems. Most of the fatal waterborne illnesses occur in these third world or developing countries. Industrial and agricultural contamination of water supplies is epidemic because environmental controls are neither adequate nor well enforced.

Testing Plan and Results (2011)

We conducted a battery of tests on our basic MWTS in June 2011. In conducting these tests, Sionix hoped to demonstrate the efficacy of the MWTS in removing contaminants of substantially similar atomic weight and structure as the radioactive isotopes affecting the people of Japan following the nuclear disaster, the treatment of produced water from the oil and gas industry, and water contaminated from agricultural activity. Four different tests, with various contaminants in both freshwater and brackish water, were conducted as follows:

☐
In Test Level 1, Lead, Cesium, and Iodine were added to the influent. Level 1 was designed to show the capacity and efficacy of the MWTS to treat contaminants that are the same as, or substantially similar, in atomic weight and structure as the radioactive isotopes currently found in the contaminated water near Japan’s Fukushima Daiichi nuclear facility.

☐
In Test Level 2, approximately 175 lbs of salt was added to the influent water to reach no greater than 1500 ppm. Level 2 was designed to show the capacity and efficacy of the MWTS to treat influent water with a high concentration of salinity – as found in brackish water.

☐
In Test Level 3, hydrocarbons were added to the brackish concentrate from Test Level 2. Level 3 was designed to show the capacity and efficacy of the MWTS to treat contaminated effluent water typically produced in the oil and gas industry.

☐
In Test Level 4, biological contaminants were added. Level 4 was designed to show the capacity and efficacy of the MWTS in safely removing contaminants commonly generated in healthcare and agricultural applications, markets in which we have intense interest.

The testing results demonstrated that the MWTS as configured could reduce or eliminate each of these contaminants.

Patents

Sionix holds 4 issued patents related to water treatment and one additional expected to be issued within the next year. Three additional patent applications were filed on February 17, 2011 related to our process of bubble generation, and another in May 2012 related to another type of water treatment. Patents covering various aspects of the unit which forms a part of our MWTS will remain in force until 2024.  We intend to file additional patents in the future.

Patent/App Number	Filing Date	Issue Date	Title	Description	Estimated Expiration
6,921,478	2/27/03	7/26/05	Dissolved Air Flotation System	DAF for Purification of Water	8/6/23
7,033,495	2/27/03	4/25/06	Self Contained DAF System	DAF for Purification of Water	2/16/24
7,767,080	4/24/06	8/3/10	Self Contained DAF System	DAF for Purification of Influent Water (continuation of ‘495 patent)	2/27/23
7,981,287	8/2/10	7/19/11	Self Contained DAF System	DAF without turbulator section (continuation of ‘080 patent)	2/27/23
13/185,690	7/19/11	NA	Self Contained Dissolved Air Flotation System	(continuation of ‘287 patent)	2/27/23
13/029,767	2/17/11	NA	Dissolved Air Flotation Nozzle for Use with Self Contained Dissolved Air Flotation System	Method of Use/Bubble Separation System	NA
13/029,783	2/17/11	NA	Dissolved Air Flotation System with Improved White Water Injection System	White Water Injection System	NA
13/029,970	2/17/11	NA	Dissolved Air Flotation System with Bubble Separation System and Method of Use	DAF Nozzle	NA
61/447,043	5/12/12	NA	Pico Filtration System	Pico Water Treatment System	NA

Research and Development

Research and development expenses for the year ended September 30, 2012 were $886,491 and for the year ended September 30, 2011 were $562,179. Research and development consists of additional modifications to the MWTS based on the varying water conditions experienced by our customers and prospective customers, and adjustments to unit functionality based on testing results. We capitalize development costs in accordance with U.S. GAAP. All other costs, including salaries and wages of employees included in research and development, have been expensed as incurred.

Strategic Partners

In March 2010 we announced our strategic alliance agreement with Pacific Advanced Civil Engineering, Inc. (PACE), an advanced water engineering firm headquartered in Fountain Valley, California. PACE has over 35 years of experience in all phases of water remediation, large and small, including storm water management, river engineering, floodplain mapping, watershed analysis and planning, GIS water resource applications, water quality assessment, water and wastewater treatment, potable water storage and distribution, and lake systems. Under this agreement, PACE has provided periodic engineering oversight of our MWTS and the units included in them.

Pursuant to our arrangement with PACE, PACE is to receive a commission based on the revenue earned from the sale of a MWTS for services provided on a per customer basis, to the extent that services are provided by PACE.  Should we require additional services from PACE, the services will be charged either on a per-hour or fixed-price basis.

We anticipate expanding these types of relationships to other firms who have industry or geographic expertise or relationships.  We believe this will help us to validate the efficacy of our technology.  We also believe that these relationships will provide exposure to a broader range of application opportunities and types of customers.

Competition

We estimate that we have hundreds of potential competitors – DAF has been used for over 80 years. However, due to the economic barriers created by the investment necessary to establish a manufacturing facility and employ the personnel necessary to develop and sell equipment, competition in the water treatment and filtration industry may develop erratically. Our MWTS competes with water treatment equipment produced by companies that are more established than we are and have significantly greater resources than we have, such as General Electric Co., Siemens Water Technologies, US Filter, Veolia Environment, and Cuno Incorporated. We also compete with large architectural/engineering firms that design and build water treatment plants and wastewater facilities and with producers of new technologies for water filtration. Competitive factors include system effectiveness, operational cost and practicality of application, pilot study requirements and potential adverse environmental effects. We note that competition in our industry is not based solely on price. Water purification, filtration and recycling solutions tend to be highly customized and designed to the customer’s specifications, and thus a wide range of considerations determine the competitiveness of the products and solutions of participants in our industry. In competing in this marketplace, we must also address the conservative nature of public water agencies and fiscal constraints on the installation of new systems and technologies. Currently we do not represent a significant presence in the water treatment industry.

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

In the oil and gas industry, the adoption of unconventional drilling techniques and the opening of vast resources trapped in “tight” formations such as the Marcellus Shale gas region and the Bakken Shale oil region have led to an historic boom in domestic energy production.  Unconventional techniques such as horizontal drilling and hydrofracturing (“fracking”) rely upon enormous quantities of water in their pursuit of energy resources. The majority of these fluids eventually flow back to the surface and need treatment and recycling or disposal. Generally, this flowback and production water is governed by state regulations. Each state is different in its approach to the issue and each region within the states has its own environmental challenges.

While we are sensitive to matters of excessive or unreasonable regulatory oversight, the lack of consistent treatment standards, development of micron and sub-micron measurement technologies, and jurisdictional irregularities have also compounded regulatory complexities. We believe that on the whole, growth of reasoned and responsible regulatory standards tend to enhance the need for many forms of water treatment and fluids management – this enhancing opportunities for Sionix.

Manufacturing and Raw Materials

We sub-contract the manufacture of some of the components of our MWTS through a series of location-based service providers who manufacture and assemble in accordance with our specifications and design requirements. We determined that it was not cost-effective or necessary for quality management to maintain our own manufacturing operation, and have no plans to reconsider that decision. Our sub-contracting arrangements are anticipated to cover various international geographic regions, with a single contract manufacturer for the North American continent. The materials used in the production of the Sionix products are easily obtainable from a variety of suppliers.

Employees

We have seven full-time employees as of the date of this Annual Report on Form 10K, none of whom are covered by any collective bargaining agreement. We consider the relationships with our employees to be good.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, together with all other information included in this prospectus including our financial statements and related notes, before making an investment decision. The statements contained in this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and investors in our securities may lose all or part of their investment.

We have reported limited revenues. We cannot assure you that we will earn enough revenues to sustain our operations.

We have been in business for more than ten years, did not report any revenues this year or last year, and only in our 2010 fiscal year have we reported revenues from operations. We were in the development stage since inception through December 2009 when we recognized revenue from the sale of our first unit. Except for the revenue we received from the pilot system, and deposits for a commercial sale that were recognized as other income on our statements of operations, all of our working capital has been generated by sales of securities and loans.

We have a history of operating losses, which may continue. We cannot assure you that we will ever be profitable.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. Although we had net income of $3,291,470 for the year ended September 30, 2010 and $5,024,198 for the year ended September 30, 2009 (due to derivative accounting), for the year ended September 30, 2011 we had no net income, our net loss was $6,300,426 and our accumulated deficit was $31,899,493. For the year ended September 30, 2012 our net loss was $5,762,619, and our accumulated deficit was $37,560,000.  We have not achieved profitability on a quarterly or on an annual basis from normal operations. We may not be able to generate revenues or reach a level of revenue to achieve profitability.

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

As of September 30, 2012, we had approximately $3.0 million in debt scheduled to be paid during 2013. We did not have the funds to repay this debt, which could subject us to legal action. Any such actions would adversely affect our business and financial condition.

As of September 30, 2012, we had approximately $3,050,000 of debt securities that we issued and aged accounts payable that were scheduled to be repaid during 2012. This amount includes a total of $315,000 in principal amount of promissory notes that were past due as of that date.  Holders of $300,000 in principal amount of these notes have a first priority security interest in certain of our assets. Although we consider our relationships with our lenders to be good, and while we have not received a demand for payment from any lender, we do not currently have the funds to repay this debt and we cannot assure you that we will be able to raise the funds or to renegotiate the terms of the loans. If demand for payment is made and if our investors refuse to renegotiate the terms of the loans, our secured lenders could foreclose on their security interests or we may be subjected to lawsuits which would further strain our finances and disrupt our business.  Any actions of this nature would adversely affect our business and financial condition and may even result in an inability to continue our operations.

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the period ended September 30, 2012 were prepared on a going concern basis. Our auditors have indicated that our inability to generate revenue raises substantial doubt as to our ability to continue as a going concern. Through September 30, 2012, we incurred cumulative losses of $37,560,000, including a net loss for the year ended September 30, 2012 of $5,762,619.  Our ability to maintain our status as an operating company is entirely dependent upon obtaining adequate cash to finance our overhead, research and development activities, and acquisition of production equipment. We do not know if we will achieve a level of revenues adequate to support our costs and expenses. In order to meet our basic financial obligations, including rent, salaries, debt service and operations, we plan to seek additional equity or debt financing. Because of our history and current debt levels, there is considerable uncertainty as to whether we will be able to obtain financing on terms acceptable to us. Our ability to meet our cash requirements for the next twelve months depends on our ability to obtain financing. There is no assurance that we will be able to implement our business plan or continue our operations.

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

Our water treatment system and the related technology are unproven in commercial operation and may not achieve widespread market acceptance among our prospective customers. If we are unable to sell our water treatment systems, our business and prospects will suffer and our results of operations will be adversely affected.

Although we have installed a water treatment system in two pilot locations, operated a unit in a customer location, and have a unit which we expect to begin operating in January 2013 at a customer location, our products have not yet been proven in a commercial context over any significant period of time. We have developed our proprietary technology and processes for water treatment based on dissolved air flotation technology, which competes with other forms of water treatment technologies that currently are in operation globally. Our water treatment system and the technology on which it is based may not achieve widespread market acceptance. Our success will depend on our ability to market our system and services to businesses and water providers on terms and conditions acceptable to us and to establish and maintain successful relationships with various water providers and state regulatory agencies.

We believe that market acceptance of our system will depend on many factors including:

●	the perceived advantages of our system over competing water treatment solutions;

●	the safety and efficacy of our system;

●	the availability of alternative water treatment solutions;

●	the pricing and cost effectiveness of our system;

●	our ability to access businesses and water providers that may use our system;

●	our ability to develop effective sales and marketing efforts;

●	publicity concerning our system and technology or competitive solutions;

●	timeliness in assembling and installing our system on customer sites;

●	regulatory climate in the US and changes to federal, state, and local requirements;

●	our ability to respond to changes in regulations; and

●	our ability to provide effective service and maintenance of our systems to our customers’ satisfaction.

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

We depend on a limited number of manufacturers and suppliers to produce various critical components for our MWTS. The loss of any of our manufacturing or supply relationships could delay production and sales of our products.  This would have an adverse affect on our business and results of operations.

We rely entirely on third parties to produce and assemble units that form a part of our MWTS. If any of our existing manufacturers or suppliers were unable or unwilling to meet our demand for products, if the products they produce and assemble do not meet quality and other specifications or if we switch manufacturers or suppliers for any reason, production and sales of our product could be delayed and our business and results of operations would be adversely affected.

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

Our business will be partially dependent upon spending on water treatment systems by utilities, municipalities and other organizations that supply water which, in turn, is often dependent upon residential construction, population growth, continued contamination of water sources and regulatory responses to this contamination. As a result, demand for our water treatment systems could be impacted adversely by general budgetary constraints on governmental or regulated customers, including government spending cuts, the inability of government entities to issue debt to finance any necessary water treatment projects, difficulty of customers in obtaining necessary permits or changes in regulatory limits associated with the contaminants we seek to address with our water treatment system. A slowdown of growth in residential and non-residential building would reduce demand for drinking water and for water treatment systems. The residential and non-residential building markets are generally cyclical, and, historically, down cycles have typically lasted a number of years. Any significant decline in the governmental spending on water treatment systems or residential or non-residential building markets could weaken demand for water treatment systems.

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

We plan to market and sell our products to customers located outside of the United States. Conducting international operations would subject us to risks that we might not otherwise encounter from operating in the United States, including:

●	fluctuations in currency exchange rates;
●	unexpected changes in foreign regulatory requirements;
●	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
●	difficulties in managing and staffing international operations;
●	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;
●	localization of our products;
●	the burdens of complying with a wide variety of foreign laws and different legal standards;
●	increased financial accounting and reporting burdens and complexities;
●	political, social and economic instability abroad, terrorist attacks and security concerns in general; and
●	reduced or varied protection for intellectual property rights in some countries.

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

The rights of the holders of our common stock may be impaired by the potential issuance of dilutive securities, namely preferred stock, convertible debt, and additional common stock.

Our board of directors has the right, without stockholder approval, to issue other dilutive securities with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of our common stock. These additional securities could be issued with the right to more than one vote per share, and/or could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of the common stock.

Under relevant corporate law, the board of directors may approve the issuance of our common stock in connection with certain types transactions, such as the payment of liabilities, the payment of compensation or the acquisition of assets, without obtaining stockholder approval. As a result, additional securities may be issued in the event of such transactions, resulting in dilution to the holdings of all pre-transaction stockholders, even though one or more of the Company’s stockholders may disagree with the Company’s decision to issue the common stock.

If we fail to file periodic reports on a timely basis, our common stock may cease to be quoted on the OTCBB.

Section 6530(e)(1) of the FINRA Manual states, “Notwithstanding the foregoing paragraphs, a member shall not be permitted to quote a security if: (A) while quoted on the OTCBB, the issuer of the security has failed to file a complete required annual or quarterly report by the due date for such report (including, if applicable, any extensions permitted by SEC Rule 12b-25) three times in the prior two-year period . . . .” If we fail to file our annual or quarterly reports on a timely basis, the OTCBB will no longer allow our common stock to be quoted.

Our common shares are thinly traded and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. We cannot assure you that we will be able to meet the requirements for continued quotation on the OTC Bulletin Board.

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

The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results, adverse outcomes, additions or departures of our key personnel, as well as other items discussed under this “Risk Factors” section and elsewhere in this report. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Volatility in our common stock price may subject us to a heightened risk of securities litigation. Litigation may divert management’s attention from our day-to-day operations and use resources, such as cash. As a result, our business and prospects could be adversely affected.

The future market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect our share price will be more volatile than a seasoned issuer for the indefinite future. As of the present date, we have a large number of freely tradable shares, which may exacerbate volatility and result in exaggerated price changes in the common stock. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Litigation could result in substantial costs and liabilities and could divert management’s attention and resources from our operations.

Future sales of shares of our common stock may decrease the price for such shares.

Actual sales, or the prospect of sales by the selling security holders or by our other stockholders, may have a negative effect on the market price of the shares of our common stock. We may also register certain shares of our common stock that are subject to outstanding convertible securities, or reserved for issuance under a stock option plan, if any. Once such shares are registered, they can be freely sold in the public market upon exercise of the options. At any given time, if any of our stockholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

The elimination of monetary liability against our directors, officers and employees under state law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain specific provisions that eliminate or limit the liability of directors for monetary damages to us and our stockholders, and we are prepared to give such indemnification to our directors and officers to the extent permissible under state law. We may also maintain or enter into, from time to time, contractual agreements that obligate us to indemnify our officers, such as employment agreements, and similar contractual agreements with our directors. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, in the event of actions against our officers and directors, which we may be unable to recoup. These provisions and resultant costs may also discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company we are not required to provide this information.

ITEM 2. PROPERTIES

We do not own any physical properties that are material to our business. We rent a facility located at Lake Stevens, Washington which is used to assemble and test our water treatment systems.  The facility consists of approximately 12,180 square feet of industrial space and is adequate for this purpose. We rent this facility on a month-to-month basis for $11,598 per month.

ITEM 3. LEGAL PROCEEDINGS

Except as noted below, we are not a party to any pending legal proceedings.

On October 24, 2012 our former Chairman and Chief Executive Officer, James. R. Currier, filed in the Superior Court of the State of Arizona in and for the County of Maricopa a legal action against us entitled “James R. Currier v. Sionix Corporation, a Nevada corporation." Mr. Currier's complaint contained claims alleging Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Wage Claim, Negligent Misrepresentation and Fraud. The allegations in the complaint relate to his resignation from his position as Chief Executive Officer, and from the board as its Chairman and as a member.  The parties are in the process of working to resolve Mr. Currier's claims, which will likely result in the dismissal of the lawsuit in the near future.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In 1996 our common stock was approved for quotation on the OTC Bulletin Board under the symbol “SINX”. As of December 20, 2012 we had 430,266,407 shares of common stock issued and outstanding and approximately 867 stockholders of record. This does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

The table below sets forth the range of high and low bid quotes of our common stock for each quarter for the last two fiscal years as reported by the OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended September 30, 2012
First Quarter	$0.07	$0.04
Second Quarter	0.08	0.04
Third Quarter	0.13	0.06
Fourth Quarter	0.07	0.03

Fiscal year ended September 30, 2011
First Quarter	$0.07	$0.04
Second Quarter	0.06	0.04
Third Quarter	0.19	0.04
Fourth Quarter	0.14	0.06

The total number of shares of common stock shown above as outstanding as of December 14, 2012 does not include additional shares of common stock that would be issued if our convertible promissory notes and debentures were converted to common stock. The conversion of all of our convertible promissory notes and debentures as of September 30, 2012 would require us to issue an additional 74,740,278 shares of common stock.

As of December 14, 2012 we had 110,703,774 shares of restricted common stock outstanding, of which approximately 63 million shares may be sold pursuant to Rule 144, promulgated under the Securities Act of 1933.

Dividends

We have never paid any dividends. We anticipate that any future earnings will be retained for the development of our business and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of September 30, 2012.

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

Recent Issuances of Unregistered Securities

During the fourth quarter of the fiscal year ended September 30, 2012, we issued the following unregistered securities.  We relied on Section 4(2) of the Securities Act of 1933, as amended, to make the offerings inasmuch as the securities were issued to accredited investors only without any form of general solicitation.

●
On September 21, 2012 we issued a 6% Convertible Redeemable Note in the principal amount $100,000 to GEL Properties.  The note matures on September 21, 2013.  We have an optional right of redemption prior to maturity upon a five-day notice and payment of a 50% premium on the unpaid principal amount of the loan.  We paid fees of $6,000 in connection with the funding of this loan. In addition, we received a commitment in the form of a promissory note from GEL Properties pursuant to which it will provide us with funding of an additional $300,000, $100,000 of which will become available, on each of July 1, 2103, August 15, 2013 and October 1, 2013.  The conversion price for each share of common stock will be equal to 70% of the lowest closing bid price of the common stock for a period of five trading days, but no lower than $0.001 per share.

●
On September 29, 2012 we entered into a securities purchase agreement dated September 25, 2012 with several accredited investors (“Holders”) for the purchase and sale of $1,025,000 of our convertible notes (the “September 2012 Notes”) and warrants.   The September 2012 Notes bear interest at the rate of 10% per annum beginning as of September 25, 2012, and mature on June 25, 2013.  On the closing date, we paid to the Holders nine months of pre-paid interest on the original principal amount of the September 2012 Notes (based on the agreed nine-month term of the September 2012 Notes).

The September 2012 Notes are convertible at any time at the option of the Holders into shares of our common stock at a conversion price based on 80% of the average of the three lowest closing prices for the common stock during the ten consecutive trading days immediately preceding the conversion request, however the conversion price may not exceed $0.04, and may not be lower than $0.02 per share.  We may redeem the September 2012 Notes at any time prior to maturity with ten days’ prior notice to the Holders, and payment of a premium of 25% on the unpaid principal amount.

We issued warrants  to the Holders for the purchase of up to 23,125,000 shares of Company common stock, pro rata in proportion to the amount invested, which can be exercised for a period of five years from the closing date, with a fixed exercise price of $0.08 per share.

●
On November 26, 2012, as part of the repurchase of all outstanding membership interests in WBI, we issued convertible notes in the amount of $450,000. The convertible notes issued mature on September 30, 2014, bear an annual interest rate of 10% payable in cash or in kind at our election, and are convertible at the election of the holder into shares of our common stock at a rate of $0.04. For more information regarding this transaction, please see the section of this report titled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments/Williston Basin".

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this report. In addition to the historical financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and elsewhere in this report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectability of accounts receivable, accounts payable, sales returns, and recoverability of long-term assets.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less.

Inventory

Inventory is stated at the lower of cost or market, with cost generally determined on a first-in, first-out basis. Management utilizes specific product identification, historical product demand, and comparison of inventory costs to market value as the basis for determining the need for an excess or obsolete inventory reserve. Changes in market conditions, lower than expected customer demand, or changes in technology or features are also considered by management in determining whether an allowance for obsolete inventory is required. As of September 30, 2012 and September 30, 2011, management believes that no such reserve is required.

Property and Equipment

Property and equipment is stated at cost. The cost of additions and improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the assets, ranging from 3 to 5 years.

Accrued Derivative Liabilities

We apply ASC Topic 815, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for equity treatment. In prior periods liability accounting was triggered, as there were insufficient shares to fulfill all potential conversions. We determined which instruments or embedded features required liability accounting and recorded the fair values as an accrued derivative liability. The change in the values of the accrued derivative liabilities are shown in the accompanying income statements as “gain (loss) on change in fair value of derivative liability”.

During the years ended September 30, 2012 and September 30, 2011, we determined that there were embedded derivatives in certain convertible notes payable. The change in fair value of these embedded derivatives is shown in the accompanying statements of operations as “gain (loss) on change in fair value of derivative liability.”

Fair Value Measurements

For certain of our financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and short-term debt, the carrying amounts approximate fair value due to their short maturities. In addition, we have short-term debt with investors. The carrying amounts of the short-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments we hold. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

We analyze all financial instruments with features of both liabilities and equity under ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815.

We did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC Topic 825.

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

Research and Development

The cost of research and development is expensed as incurred. Total research and development costs were $886,491 and $562,179 for the years ended September 30, 2012 and 2011, respectively. Research and development consists of additional modifications to the MWTS based on the varying water conditions experienced by our customers and prospective customers and adjustments to unit functionality based on testing results.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, “Income Taxes”. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Stock-Based Compensation

We record stock-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation.” ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under ASC Topic 718, volatility is based on the historical volatility of our stock or the expected volatility of the stock of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

We use the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the expected volatility of our stock price over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of our employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with ASC Topic 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic net income or loss per share is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants that are deemed “in the money” are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Also, under this method, convertible notes are treated as if they were converted at the beginning of the period. For all periods presented, the aforementioned securities were determined to be anti-dilutive and the number of shares used to determine basic and diluted earnings per share were the same.

Contractual Obligations

At September 30, 2012, our significant contractual obligations, were as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Notes payable, related parties	$25,000	$-	$-	$-	$25,000
Convertible notes	2,444,384	-	-	-	2,444,384
Total	$2,469,384	$-	$-	$-	$2,469,384

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We are also continuing to consider alternative product designs to accommodate the different needs we are uncovering during our sales efforts. We maintain our relationship with PACE for engineering support.

Recent Developments

Williston Basin

In February 2012 we entered into a Water Treatment Agreement with McFall Incorporated, a construction and logistics firm operating in the Williston Basin.  Under the agreement, we agreed to deploy one of our Mobile Water Treatment Systems to locations in the Williston Basin to decontaminate water emitted from drilling operations.  The agreement had an initial term of 5 years.   Following our execution of the Water Treatment Agreement, we formed Williston Basin I, LLC, a Nevada limited liability company (“WBI”), and in March 2012 we sold 4,000 membership units to 19 accredited investors, raising a total of $1,350,000.  As the holder of 60% of the membership of WBI, we were entitled to 60% of its net profit and distributable assets.  WBI intended use the proceeds from the offering principally for the acquisition of the assets required for the performance of the Water Treatment Agreement.

Upon further review and consideration, we determined that our efforts to treat drilling mud did not allow us to take full advantage of our proprietary DAF system. Accordingly, we have proposed to McFall Incorporated that we amend our existing agreement related to the treatment of drilling mud, and instead direct our efforts in the treatment of fracking water prior to disposal into underground wells.  We have entered into an agreement with an operator of several disposal wells in the Williston Basin, have delivered treatment equipment to their site in anticipation of treating frack production water that is currently being delivered to their site, but is too contaminated for disposal into their wells without treatment.  As well, we are developing certain testing and treatment protocols so that our testing activities are properly and accurately aligned with those required and customary in the oil and gas industry.  It is our intention that this project will demonstrate our capabilities in the Williston Basin region.

Related to this change of business focus, on November 26, 2012 we completed the repurchase of all outstanding membership interests in WBI.  In return for their membership interests and the release of WBI from any future claims, we offered the members the option of receiving a pro-rata share of the remaining capital invested into WBI, or they could assign their rights to their remaining capital to Sionix, in return for a convertible note issued by Sionix equal to 100% of their original investment. The pro-rata share calculation did not include our interest in WBI. The cash available for distribution totaled $854,046 or 63.3% of the original investment of $1,350,000. We returned $569,649 of the original capital invested, representing an original investment of $900,000, and issued convertible notes in the amount of $450,000 and received $284,397 of the remaining capital. The convertible notes issued mature on September 30, 2014, bear an annual interest rate of 10% payable in cash or in kind at our election, and are convertible at the election of the holder into common shares of Sionix at a rate of $0.04. As part of this offering, we paid a placement agent a fee of $45,000 for services provided in connection with this offering.

September 2012 Convertible Note Financing

On September 29, 2012 we entered into a securities purchase agreement dated September 25, 2012 with several accredited investors (“Holders”) for the purchase and sale of $1,025,000 of our convertible notes (“Notes”) and warrants. The Notes bear interest at the rate of 10% per annum beginning as of September 25, 2012, and mature on June 25, 2013. On the closing date, we paid nine months of pre-paid interest on the original principal amount of the Notes (based on the agreed nine-month term of the Notes).

The Notes are convertible at any time at the option of the Holders into shares of our common stock at a conversion price based on 80% of the average of the three lowest closing prices for the common stock during the ten consecutive trading days immediately preceding the conversion request, however the conversion price may not exceed $0.04 and may not be lower than $0.02 per share. We may redeem the Notes at any time prior to maturity with ten days’ prior notice to the Holders, and payment of a premium of 25% on the unpaid principal amount of the Notes. In addition the Notes and related securities purchase agreement contain representations, warranties and covenants that are customary for financings of this type.

We also agreed to issue warrants (“Warrants”) to the Holders for the purchase of up to 23,125,000 shares our common stock, pro rata in proportion to the amount invested, which can be exercised for a period of five years from the closing date, with a fixed exercise price of $0.08 per share.

We have agreed to register the common stock into which the Notes may be converted, any shares of common stock that may be issued as payment of principal or interest, and the common stock underlying the Warrants, as well as any shares of common stock that may be issued as a result of any stock split, dividend or other distribution. We have agreed to file an initial registration statement within 30 days of the date of the registration rights agreement. If the Company fails to file a registration statement within this 30 day period, or to have it declared effective within 90 days after the date of the registration rights agreement, or to maintain its effectiveness (in addition to other events described in the full text of the registration rights agreement), the Company will be obligated to pay the investors liquidated damages equal to 2% of the principal amount of the Notes per month until the event is cured, for up to one year, and 1% per month thereafter if the event continues uncured. We agreed not to use the proceeds of the financing for redemption of common stock, settlement of litigation, or investments in certain other securities, and the proceeds will generally be applied toward working capital and our operating expenses.  We did not file a registration statement within 30 days from the date of the registration rights agreement and therefore we have incurred a penalty of $20,500.

The Notes were offered through a placement agent.  We paid a cash fee to the placement agent amounting to $87,535, which was 8.54% of the gross proceeds of the offering.

GEL Properties Convertible Redeemable Notes

On September 21, 2012 we issued a 6% Convertible Redeemable Note in the principal amount $100,000 maturing on September 21, 2013. We have an optional right of redemption prior to maturity upon a five-day notice and payment of a 50% premium on the unpaid principal amount of the loan. We paid fees of $6,000 in connection with the funding of this loan. In addition, we received a commitment in the form of a promissory note from the lender pursuant to which the lender will provide us with funding of an additional $300,000, $100,000 of which will become available on each of July 1, 2103, August 15, 2013 and October 1, 2013 (the "Additional Financing").

The conversion price for each share of common stock will be equal to 70% of the lowest closing bid price of the common stock for a period of five trading days, but no lower than $0.001 per share.  However, if we are able to register the underlying shares to the September 21, 2012 Note and the Additional Financing on or before December 5, 2012, then the applicable discount rate for all the notes will be reduced from 30% to 25%, and the interest rate charged will be reduced from 6% to 3%.

RESULTS OF OPERATIONS

Year Ended September 30, 2012 Compared To Year Ended September 30, 2011

Operating Expenses.  We incurred operating expenses of $3,962,434 during the fiscal year ended September 30, 2012, a decrease of $238,836 or 6%, as compared to $4,201,270 for the fiscal year ended September 30, 2011. General and administrative expenses were $2,778,275 for the period ended September 30, 2012, a decrease of $399,021 or 13% over the prior year. The net decrease in general and administrative expenses was the result of decreases in employee incentive compensation (all non-cash), offset by increases in investor relations’ expenses and director fees (all stock-based). Sales and marketing costs were $271,835 for the period ended September 30, 2012 compared to $449,588 for the fiscal year ended September 30, 2011, a decrease of $177,753 or 40%. The decrease in sales and marketing expense was related to a reduction of personnel and vendors for sales support, as well as decreased travel and related expenses. Research and development expenses were $886,491 during the fiscal year ended September 30, 2012, an increase of $324,312 or 58%, as compared to $562,179 for the fiscal year ended September 30, 2011. The increase was due to an increase in personnel and the renting of a facility for the development of products.

Other Income (Expense).  Other income (expense) totaled ($1,799,385) during the fiscal year ended September 30, 2012, a decrease of $298,971 from the period ended September 30, 2011. We incurred interest expense of $1,374,383 during the fiscal year ended September 30, 2012, an increase of $874,985 or 175%, as compared to $499,398 for the fiscal year ended September 30, 2011. Normal operations were limited by the lack of available cash.

During the fiscal year ended September 30, 2012, we recorded a loss on settlement of debt of $489,140 compared to $1,711,416 for the prior year.

Liquidity and Capital Resources

The Company had cash and equivalents of $1,348,069 and $685 at September 30, 2012 and September 30, 2011, respectively. The Company’s source of liquidity has been loans and the sale of its securities. The Company expects to receive additional orders for MWTS, but if it does not receive additional orders or if these orders do not satisfy its capital needs, the Company expects to continue to sell its securities or obtain loans to meet its capital requirements.  The Company has no binding commitments for financing and, with the exception of the lease commitment it received during the 2012 fiscal year, no additional orders for the sale of its products. There can be no assurance that sales of the Company’s securities or of its MWTS, if such sales occur, will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. As of September 30, 2012, a total of approximately $2,822,585 in principal amount of certain promissory notes issued by the Company, plus accrued interest, were due. The Company has not yet paid the notes and no demand for payment has been made.

Operating Activities

Historically our source of cash for operations has been the sale of our equity and debt securities. We have no additional orders for the sale of water treatment systems or for the deployment of our MWTS, except as noted above.  There can be no assurance that sales of our securities, additional contracts for the sale of water treatment services, or of our water treatment systems, if such sales occur, will provide sufficient capital for our operations, or that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.  As of September 30, 2012, approximately $2,822,585 in principal and interest of certain promissory notes issued by us were or will be coming due on or before September 30, 2013, which is the latest maturity date of our existing notes.

During the fiscal year ended September 30, 2012, we used $2,568,382 of cash in operating activities. Non-cash adjustments included a cumulative $233,186 gain related to the change in fair value of derivative liabilities, $548,192 related to the amortization of the beneficial conversion feature and debt discounts, a loss of $489,140 on the settlement of debt, $268,214 for employee stock-based compensation, $1,707,576 for consultant stock-based compensation, and $25,834 for depreciation. The Company decreased its accounts payable by $417,618. It also reduced its accrued expenses by $233,558 through the settlement of debts using equity.  As of September 30, 2012, the Company recorded an increase of $5,023 in inventory.

During the fiscal year ended September 30, 2011, we used $2,187,812 of cash in operating activities. Non-cash adjustments included a cumulative $120,849 loss related to the change in fair value of derivative, warrant and option, and beneficial conversion liabilities, $157,586 related to the amortization of the beneficial conversion feature and debt discounts, a loss of $1,711,416 on the settlement of debt, $807,348 for employee stock-based compensation, $1,911,003 for consultant stock-based compensation, and $12,207 for depreciation. The Company increased its accounts payable by $82,775 through settlement of debts and cash raised through the sale of securities. It also reduced its accrued expenses by $374,655 through the settlement of debts using equity.  As of September 30, 2011, the Company recorded an increase of $727,166 in inventory.

Investing Activities

During the fiscal year ended September 30, 2012, we acquired property and equipment totaling $124,434 related to office operations. During the fiscal year ended September 30, 2011, we acquired property and equipment totaling $3,127 related to office operations.

Financing Activities

Financing activities provided $4,040,200 to us during the fiscal year ended September 30, 2012. We received $400,200 in proceeds from the sale of common stock and $2,190,000 in proceeds from borrowings. We also received $1,450,000 from the issuance of non-controlling interests in subsidiaries. Financing activities provided $2,168,540 during the fiscal year ended September 30, 2011. We received $1,821,040 in proceeds from the sale of common stock and $272,500 in short-term notes payable. As of September 30, 2012, we had an accumulated deficit of $37,534,994.

Management anticipates that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which we cannot control.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIONIX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sionix Corporation

We have audited the accompanying consolidated balance sheets of Sionix Corporation (a Nevada corporation) the “Company”) as of September 30, 2012 and 2011 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended September 30, 2012 and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sionix Corporation as of September 30, 2012 and 2011 and the results of its operations and its cash flows for the years ended September 30, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses of $37,560,000. In addition, the company has had negative cash flow from operations for the years ended September 30, 2012 of $2,568,383.  These factors along with those discussed in Note 14 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14.

Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California.
December 31, 2012

Sionix Corporation
Consolidated Balance Sheets
For the Years ended September 30, 2012 and 2011

	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$1,348,069	$685
Other receivable	27,854	12,173
Inventory	1,311,349	1,306,326
Other current assets	91,529	26,676
Total current assets	2,778,801	1,345,860
Non-current assets:
Property and equipment, net	128,119	29,519

Total assets	$2,906,920	$1,375,379

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$155,547	$520,322
Accrued expenses	907,728	1,006,814
Notes payable - related parties	25,000	25,000
Convertible notes, net of debt discount	1,895,378	934,567
Secured promissory notes	225,681	-
Deferred revenue	10,000	-
Derivative liability	638,178	320,516
Shares to be issued	165,880	-
Total current liabilities	4,023,392	2,807,219
Stockholders' Deficit
Stockholders' Deficit Attributable to Sionix Corporation:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2012 and 2011	-	-
Common stock, $0.001 par value (600,000,000 shares authorized; 387,968,434 shares issued and outstanding at September 30, 2012; 299,331,673 shares issued and outstanding at September 30, 2011)	387,968	299,332
Additional paid-in capital	34,807,672	30,168,321
Accumulated deficit	(37,560,000)	(31,899,493)
Total stockholders' deficit attributable to Sionix Corporation	(2,364,360)	(1,431,840)
Equity attributable to noncontrolling interest	1,247,888	-
Total stockholders' deficit	(1,116,472)	(1,431,840)

Total liabilities and stockholders' deficit	$2,906,920	$1,375,379

The accompanying notes are an integral part of these financial statements.

Sionix Corporation
Consolidated Statement of Operations
For the Years Ended September 30, 2012 and 2011

	2012	2011

Operating expenses
General and administrative	$2,778,275	$3,177,296
Sales and marketing	271,835	449,588
Research and development	886,491	562,179
Depreciation	25,833	12,207
Total operating expenses	3,962,434	4,201,270

Loss from operations	(3,962,434)	(4,201,270)

Other income (expense)
Interest expense and financing costs	(1,374,383)	(499,398)
Gain (loss) on change in fair value of derivative liability	233,186	(120,849)
Other (expense) income	(169,048)	470,128
Legal settlements	-	(236,821)
Loss on settlement of debt	(489,140)	(1,711,416)
Total other income (expense)	(1,799,385)	(2,098,356)

Loss before income taxes	(5,761,819)	(6,299,626)
Income taxes	(800)	(800)
Net loss	(5,762,619)	(6,300,426)
Less: Net loss attributable to the noncontrolling interest	102,112	-
Net loss attributable to Sionix Corporation	$(5,660,507)	$(6,300,426)

Amounts attributable to Sionix Corporation:
Basic loss per share	$(0.02)	$(0.02)
Diluted loss per share	$(0.02)	$(0.02)

Basic weighted average number of shares of common stock outstanding	334,042,294	256,816,636
Diluted weighted average number of shares of common stock outstanding	334,042,294	256,816,636

The accompanying notes are an integral part of these financial statements.

Sionix Corporation
Consolidated Statements of Stockholders' Deficit
For the Years Ended September 30, 2012 and 2011

	Common Stock		Additional		Non-	Total
	Number		Paid-in	Accumulated	Controlling	Stockholders'
	of Shares	Amount	Capital	Deficit	Interest	Deficit

Balances at September 30, 2010	217,154,741	$217,155	$22,885,234	$(25,599,067)	$-	$(2,496,678)
Conversion of notes payable into common stock	23,696,276	23,696	2,437,177	-	-	2,460,873
Common stock issued for services	20,040,322	20,040	1,890,963	-	-	1,911,003
Common stock issued for cash	32,473,667	32,474	1,788,566	-	-	1,821,040
Warrants issued for cash	-	-	75,000	-	-	75,000
Cashless warrant exercises	166,667	167	(167)	-	-	-
Common stock issued settlement of accounts payable	5,800,000	5,800	284,200	-	-	290,000
Share based payments	-	-	807,348	-	-	807,348
Net loss	-	-	-	(6,300,426)	-	(6,300,426)

Balances at September 30, 2011	299,331,673	299,332	30,168,321	(31,899,493)	-	(1,431,840)
Conversion of notes payable into common stock	36,935,195	36,935	686,947	-	-	723,882
Common stock issued for services	34,067,872	34,066	1,673,510	-	-	1,707,576
Common stock issued for cash	6,670,001	6,671	393,529	-	-	400,200
Cashless warrant exercises	474,984	475	(475)	-	-	-
Common stock issued in settlement of accounts payable	9,988,709	9,989	453,291	-	-	463,280
Common stock issued for financing costs	500,000	500	-	-	-	500
Warrants issued with convertible debt	-	-	550,472	-	-	550,472
Fair value of beneficial conversion features	-	-	550,472	-	-	550,472
Warrants issued to induce debt conversion	-	-	63,391	-	-	63,391
Share based payments	-	-	268,214	-	-	268,214
Non-controlling interest	-	-	-	102,112	1,247,888	1,350,000
Net loss	-	-	-	(5,762,619)	-	(5,762,619)

Balances at September 30, 2012	387,968,434	$387,968	$34,807,672	$(37,560,000)	$1,247,888	$(1,116,472)

The accompanying notes are an integral part of these financial statements.

Sionix Corporation
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2012 and 2011

	2012	2011

Cash flows from operating activities
Net loss	$(5,762,619)		$(6,300,426)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	25,834		12,207
Amortization of debt discounts	548,192		157,586
Share based payments	268,214		807,348
Common stock issued for services	1,707,576		1,911,003
(Gain) loss on change in fair value of derivative liability	(233,186)		120,849
Loss on settlement of debt	489,140		1,711,416
Changes in operating assets and liabilities:
Inventory	(5,023)		(727,166)
Other current assets	(267,686)		(38,059)
Accounts payable	417,618		82,775
Accrued expenses	233,558		374,655
Deferred revenue	10,000		(300,000)
Net cash used by operating activities	(2,568,382)		(2,187,812)

Cash flows from investing activities:
Purchase of property and equipment	(124,434)		(3,127)

Cash flows from financing activities:
Borrowings	2,190,000		272,500
Common stock issued for cash	400,200		1,821,040
Warrants issued for cash	-		75,000
Noncontrolling interests in subsidiary issued for cash	1,450,000		-
Net cash provided by financing activities	4,040,200		2,168,540

Net increase in cash and cash equivalents	1,347,384		(22,399)
Cash and cash equivalents, beginning of period	685		23,084
Cash and cash equivalents, end of period	$1,348,069		$685

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$1,095		$3,673
Interest paid	$-		$-
Non-cash investing and financing activities:
Common stock issued for accounts payable and accrued compensation	$463,279	$

The accompanying notes are an integral part of these financial statements.

Sionix Corporation
Notes to Consolidated Financial Statements

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

Consolidation

The financial statements include the accounts of the Company, and its 60% owned subsidiary, Williston Basin I, LLC. All significant intercompany accounts and balances have been eliminated in consolidation. Participation of other unit holders in the net assets and net earnings of consolidated subsidiaries is included in the captions ‘equity attributable to noncontrolling interest’ and ‘net loss attributable to the noncontrolling interest’ in the accompanying consolidated balance sheets and consolidated statements of operations, respectively.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less.

Inventory

Inventory, consisting primarily of finished goods, is stated at the lower of cost or market, with cost generally determined on a first-in, first-out basis. Management utilizes specific product identification, historical product demand, and comparison of inventory costs to market value as the basis for determining the need for an excess or obsolete inventory reserve. Changes in market conditions, lower than expected customer demand, or changes in technology or features are also considered by management in determining whether an allowance for obsolete inventory is required. For the year ended September 30, 2012, management recorded an allowance of $168,643, and the related expense is included in other (expense) income in the accompanying Statement of Operations.

Property and Equipment

Property and equipment, consisting primarily of office furniture and equipment, is stated at cost. The cost of additions and improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the assets, ranging from 3 to 5 years.

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

Advertising

The cost of advertising is expensed as incurred, and included in sales and marketing expense. Total advertising costs were $2,807 and $20,930 for the years ended September 30, 2012 and 2011, respectively.

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

Research and Development

The cost of research and development is expensed as incurred. Total research and development costs were $886,491 and $562,179 for the years ended September 30, 2012 and 2011, respectively.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Management considers the likelihood of changes by taxing authorities in its filed income tax returns and recognizes a liability for or discloses potential changes that management believes are more likely than not to occur upon examination by tax authorities. Management has not identified any uncertain tax positions in filed income tax returns that require recognition or disclosure in the accompanying financial statements.

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

For the years ended September 30, 2012 and 2011, the aforementioned securities were determined to be anti-dilutive and the number of shares used to determine basic and diluted earnings per share were the same.

Recently Issued Accounting Pronouncements

In September 2012, the FASB issued ASU No. 2012-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU No. 2012-08 provides companies an option to perform a qualitative assessment to determine whether further goodwill impairment testing is necessary. If, as a result of the qualitative assessment, it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the two-step quantitative impairment test is required. Otherwise, no further testing is required. ASU No. 2012-08 will be effective for the Company for goodwill impairment tests performed in the fiscal year ended September 30, 2013, with early adoption permitted. The adoption of this guidance is expected to have no impact on the Company’s consolidated financial condition and results of operations.

Note 3 – Property and Equipment

Property and equipment consisted of the following at September 30, 2012 and 2011:

	2012	2011

Machinery and equipment	$166,159	$41,726
Less accumulated depreciation	(38,040)	(12,207)

Property and equipment, net	$128,119	$29,519

Depreciation expense for the years ended September 30, 2012 and 2011 was $25,833 and $12,207, respectively.

Note 4 – Accrued Expenses

Accrued expenses consisted of the following at September 30, 2012 and 2011:

	2012	2011

Accrued salaries	$306,055	$564,458
Interest payable	364,567	236,229
Claims payable	-	15,334
Other accrued expenses	237,106	190,793

Total accrued expenses	$907,728	$1,006,814

During the year ended September 30, 2012, the Company issued 5,800,000 shares of common stock, valued at $290,000, to settle the claims payable balance as of September 30, 2011. Also during the years ended September 30, 2012 and 2011, certain notes payable described in Note 9 were converted into common stock; included in the conversion amount was accrued interest of $84,856 and $216,966, respectively.

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

In September 2012, the Company received a deposit of $10,000 based on an agreement to lease a MWTS.

Note 6 – Notes Payable – Related Parties

The Company has received advances in the form of unsecured promissory notes from stockholders. The original date of these advances was November 2009 and March 2012. These notes bear interest at rates up to 10% and are due on demand. As of both September 30, 2012 and 2011, such notes payable amounted to $25,000. Accrued interest on the notes amounted to $19,717 and $16,885 at September 30, 2012 and 2011, respectively, and is included in accrued expenses. Interest expense on these notes for the years ended September 30, 2012 and 2011 amounted to $2,833 and $2,636, respectively.

Note 7 – Convertible Notes

At September 30, 2012 and 2011, convertible notes payable amounted to $1,895,378 and $934,567, respectively, net of discounts of $383,660 and $143,871, respectively. The notes bear interest at 6% - 12% per annum, and are convertible into common stock of the Company at $0.15 - $0.25 per share (as well as variable conversion rates as described below). The notes are due at various dates through May 2013 and are unsecured.

During the year ended September 30, 2012, holders of convertible debentures elected to convert $996,554 of their debt plus accrued interest into 38,170,195 shares of common stock.

Unsecured Convertible Notes:

Through September 30, 2012, the Company issued $732,500 of convertible debentures (of which $170,000 is outstanding at September 30, 2012) that are convertible into common stock of the Company at variable conversion rates that provide a fixed rate of return to the note-holder. Under the terms of the notes, however, the Company could be required to issue additional shares of common stock in the event of default. The Company applied the provisions of ASC Topic 815, “Derivatives and Hedging” and determined that the conversion option should be bifurcated from the notes and valued separately. This conversion option has been recorded as a derivative liability, is being amortized over the terms of the related notes, and is carried at fair value in the accompanying balance sheet. During the years ended September 30, 2012 and 2011, the change in fair value of this derivative liability amounted to $233,186 and $(120,849), respectively.

6% Convertible Redeemable Note:

On November 23, 2011 Sionix issued a 6% Convertible Redeemable Note in the principal amount $100,000 maturing on November 23, 2012. Sionix has an optional right of redemption prior to maturity upon a five day notice and payment of a 40% premium on the unpaid principal amount of the loan. Sionix paid fees of $15,000 in connection with the funding of this loan. In addition, the Company received a commitment in the form of a promissory note from the lender pursuant to which the lender will provide the Company with funding of up to an additional $300,000 at the Company's discretion beginning on June 1, 2012, at which time $100,000 will become available on each of June 1, 2012, July 1, 2012 and August 1, 2012 (the "Additional Financing"). In conjunction with obtaining the Additional Financing, the Company issued 500,000 shares of common stock to the lender (the "Lender's Shares"). If the Company fails to draw down all of the funds made available by the Additional Financing between June 1, 2012 and August 1, 2012, the lender will be entitled to keep the Lender's Shares. If the Company draws down all of the funds made available by the Additional Financing between June 1, 2012 and August 1, 2012, the lender will use the Lender's Shares toward the conversion of the outstanding principal amount on the 6% Convertible Redeemable Note into shares of the Company's common stock. The conversion price for each share of common stock will be equal to 70% of the lowest closing bid price of the common stock for a period of five trading days, but no lower than $0.001 per share.

Subsequent to the initial borrowing, Sionix borrowed an additional $400,000 in connection with the Additional Financing described above and, after conversions, the remaining balance at September 30, 2012 amounted to $102,765.

8% Convertible Debentures:

In April, 2012 the Company entered into an agreement with Ascendiant Capital Group, LLC ("Ascendiant") for the sale of $550,000 of unsecured Convertible Debentures (the “Primary Debentures”) to accredited investors (the “Debenture Holders”) which bear an interest rate of 8% and are due to be repaid 18 months from the closing date.  The Debenture Holders will receive guaranteed interest on the original principal amount for a twelve-month period, even if the Primary Debentures are repaid within that period.  As of June 30, 2012 Ascendiant placed $200,000 of the Primary Debentures.  Subsequent to June 30, 2012 the Company terminated the offering and the Primary Debentures were converted into common stock.

The Primary Debentures were convertible into the Company’s common stock during the forty-five days following the issue date at a floor price of $0.08, and from the issue date until September 28, 2012 at a conversion price of no more than $0.13, based on the average of the three lowest closing bid prices for the common stock during the ten consecutive trading days immediately preceding the conversion request. After this period the conversion price was to be 75% of the average of the three lowest closing bid prices for the common stock during the ten consecutive trading days immediately preceding the conversion request. The Company had the right to demand immediate conversion of the Primary Debentures or some part of them if, at any time prior to the maturity date, the Company’s common stock had, for any twenty consecutive trading-day period, reported a closing bid price of $0.40 per share or greater and reported daily trading volume of 300,000 shares or more.

At the time the Primary Debentures were issued, the Company issued a total of 2,700,000 warrants to the holders of the Primary Debentures, which can be exercised for a period of 3 years from the closing date at an exercise price of $0.10. To induce conversion, the Company issued an additional 2,300,000 warrants to the holders which can be exercised for a period of 5 years after the date issued at an exercise price of $0.08 per share. Using the Black-Scholes method, the initial warrants were valued at $93,731, and the subsequent warrants were valued at $63,391. The initial warrants were recorded as a debt discount and were amortized through the date of conversion using the effective interest method. The subsequent warrants were recorded as a loss on settlement of debt. The following weighted-average assumptions were used in the Black-Scholes calculation.

●	risk free rate of return of 0.66% - 1.030%;

●	volatility of 170% - 174%

●	dividend yield of 0%; and

●	expected term of 3 - 5 years.

The Company has agreed to register the common stock into which the Primary Debentures may be converted, any shares of common stock that may be issued as payment of principal or interest, the common stock underlying the warrants and any additional shares of common stock that may be issued in connection with any anti-dilution provisions included in the Primary Debentures as well as any shares of common stock that may be issued as a result of any stock split, dividend or other distribution. The Company agreed to file the registration statement within 30 days of the closing date.

At the closing of the sale of the Primary Debentures, the Company paid a cash placement fee to the placement agent of 10% of the gross proceeds of the Primary Debentures, and 10% warrant coverage on the same terms as the warrants issued to the Debenture Holders.

10% Convertible Debentures:

On September 29, 2012 the Company entered into a securities purchase agreement dated September 25, 2012 with several accredited investors (“Holders”) for the purchase and sale of $1,025,000 of its convertible notes (“Notes”) and warrants.    The Notes bear interest at the rate of 10% per annum beginning as of September 25, 2012, and mature on June 25, 2013.  On the closing date, the Company paid and the Holders received nine months of pre-paid interest on the original principal amount of the Notes (based on the agreed nine-month term of the Notes).

The Notes are convertible at any time at the option of the Holders into the Company’s common stock at a conversion price based on 80% of the average of the three lowest closing prices for the common stock during the ten consecutive trading days immediately preceding the conversion request, however the conversion price may not exceed $0.04, and may not be lower than $0.02 per share.  The Notes may be redeemed by the Company at any time prior to maturity with ten days’ prior notice to the Holders, and payment of a premium of 25% on the unpaid principal amount of the Notes.  In addition the Notes and related securities purchase agreement contain representations, warranties and covenants that are customary for financings of this type.

The Company issued warrants to the Holders for the purchase of up to 23,125,000 shares of Company common stock, pro rata in proportion to the amount invested, which can be exercised for a period of five years from the closing date, with a fixed exercise price of $0.08 per share.

The Company agreed to register the common stock into which the Notes may be converted, any shares of common stock that may be issued as payment of principal or interest, and the common stock underlying the warrants, as well as any shares of common stock that may be issued as a result of any stock split, dividend or other distribution. The Company agreed to file an initial registration statement within 30 days of the date of the registration rights agreement.  If the Company fails to file a registration statement within this 30 day period, or to have it declared effective within 90 days after the date of the registration rights agreement, or to maintain its effectiveness (in addition to other events described in the full text of the registration rights agreement), the Company will be obligated to pay the investors liquidated damages equal to 2% of the principal amount of the Notes per month until the event is cured, for up to one year, and 1% per month thereafter if the event continues uncured

The offering was made with the services of a placement agent.  At the closing of the sale and issuance of the Notes, the Company paid a cash fee to the placement agent in the amount of $87,535 or 8.54% of the gross proceeds of the offering.

The Company agreed not to use the proceeds of the financing for redemption of common stock, settlement of litigation, or investments in certain other securities, and the proceeds will generally be applied toward working capital and operating expenses of the Company.

Note 8 – 12% Secured Promissory Note

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

After conversions, the amount outstanding as of September 30, 2012 amounted to $225,681.

Note 9 – Note Conversions

During the year ended September 30, 2012, the Company issued 36,935,195 shares of common stock for conversion of debt in the amount of $1,081,410 (including interest). In connection with the conversions, the Company issued warrants to purchase 2,300,000 shares of common stock. In connection with the conversion of such debt, the Company recognized a loss of $136,989 as more fully described in Note 10.

During the year ended September 30, 2011, the Company issued 23,696,276 shares of common stock for conversion of debt in the amount of $1,055,591 (including interest). In connection with the conversions, the Company issued warrants to purchase 979,167 shares of common stock, and issued warrants to purchase 6,500,000 shares of common stock to replace warrants to purchase 4,166,666 shares of common stock.  In connection with the conversion of such debt, the Company recognized a loss of $1,161,457 as more fully described in Note 10.

Note 10 – Loss on Settlement of Debt

For the years ended September 30, 2012 and 2011, loss on settlement of debt consisted of:

	2012	2011

Loss on conversion of debt	$(136,989)	$(1,161,457)
Other	(352,151)	(549,959)

Loss on settlement of debt	$(489,140)	$(1,711,416)

As described in Note 9, the Company converted certain notes payable into common stock during the years ended September 30, 2012 and 2011, recognizing losses of $136,989 and $1,161,457, respectively as a result of the conversion.

Note 11 – Income Taxes

Income tax for the years ended September 30, 2012 and 2011 is summarized as follows:

	2012	2011
Current:
Federal	$-	$-
State	800	800
Deferred benefit	(2,200,000)	(2,300,000)

Change in valuation allowance	2,200,000	2,300,000

Income tax expense	$800	$800

Through September 30, 2012, the Company incurred net operating losses for tax purposes of approximately $38,300,000. The net operating loss carry forward for federal and state purposes may be used to reduce taxable income through the year 2032. The availability of the Company's net operating loss carry forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The gross deferred tax asset balance as of September 30, 2012 is approximately $14,750,000.  A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured.   Components of the deferred tax assets are limited to the Company’s net operating loss carryforwards, and are presented as follows at September 30:

	2012	2011
Deferred tax assets (liabilities):
Net operating loss carryforwards	$14,750,000	$12,550,000
Deferred tax assets, net	14,750,000	12,550,000
Valuation allowance	(14,750,000)	(12,550,000)

Net deferred tax assets	$-	$-

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate are as follows for years ended September 30:

	2012		2011
	Amount	Rate	Amount	Rate

Tax expense (benefit) at federal statutory rate	$(1,959,000)	-34.0%	$(2,017,000)	-34.0%
State taxes, net of federal benefit	(336,000)	-5.8%	(361,200)	-6.1%
Other	95,800	1.6%	79,000	1.4%
Net operating loss carryforward	2,200,000	38.2%	2,300,000	38.7%
Tax expense at actual rate	$800	0.0%	$800	0.0%

Note 12 – Stockholders’ Deficit

Common Stock

The Company has 600,000,000 authorized shares of common stock, par value $0.001 per share. As of September 30, 2012 and 2011, the Company had 387,968,434 and 299,331,673 shares of common stock issued, respectively.

During the year ended September 30, 2012, the Company issued 36,935,185 shares of common stock for conversion of debt in the amount of $1,081,410 including interest. During the year-ended September 30, 2011, the Company issued 23,696,276 shares of common stock for conversion of debt in the amount of $1,055,591 including interest.

During the years ended September 30, 2012 and 2011, the Company issued 34,067,872 and 20,040,322 shares of common stock valued at $1,707,576 and $1,911,003, respectively, for outside services.

During the year ended September 30, 2012, the Company issued 6,670,001 shares of common stock together with warrants to purchase 3,334,999 shares of common stock, for gross proceeds of $400,200 ($0.06 per share). The warrants issued are exercisable at $0.17 per share and expire five years from the date of issuance.

During the year ended September 30, 2011, the Company issued 32,473,667 shares of common stock together with warrants to purchase 16,236,833 shares of common stock, for gross proceeds of $1,821,040 ($0.06 per share). The warrants issued are exercisable at $0.17 per share and expire five years from the date of issuance. The Company paid finders’ fees of $125,000 and issued warrants for the purchase of 2,125,000 shares of common stock at a purchase price of $0.06 per share in connection with this financing.

Employee Stock Options and Warrants

A summary of the Company’s activity for employee stock options

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at October 1, 2011	38,866,316	0.12	$-	3.01
Granted	4,850,000	0.14
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at September 30, 2012	43,296,946	$0.12	$-	2.26
Exercisable at September 30, 2012	43,716,316	$0.12	$-	2.27

Options outstanding and exercisable as of September 30, 2012:

Exercise Price	Options Outstanding	Contractual Life	Weighted Average Remaining Options Exercisable	Weighted Average Remaining Contractual Life
$0.06	7,415,000	2.93	7,362,479	2.93
$0.07	2,000,000	3.25	2,000,000	3.25
$0.09	2,000,000	3.25	2,000,000	3.25
$0.10	9,416,850	1.82	9,416,850	1.82
$0.12	8,450,940	1.53	8,450,940	1.53
$0.14	500,000	2.76	133,151	2.76
$0.15	10,000,000	2.76	10,000,000	2.76
$0.17	1,000,000	3.67	1,000,000	3.67
$0.25	2,933,526	0.21	2,933,526	0.21
	43,716,316	2.27	43,296,946	2.26

During the year ended September 30, 2012, the Company granted a total of 14,365,000 options and warrants to certain officers and employees. Certain options and warrants vested immediately upon grant and have a term of five years; other options and warrants with a two-year term vest ratably over the vesting period. The weighted average grant-date fair value of these options and warrants was $831,670.   The fair value of these options and warrants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

●	risk free rate of return of 0.44% – 2.24%;

●	volatility of 152% – 190%;

●	dividend yield of 0%; and

●	expected term of 2-5 years.

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

Stock Warrants

A summary of the Company’s warrant activity with non-employees:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 1, 2011	94,266,670	$0.15	$75,000
Granted	30,834,999	0.14
Expired	(1,602,272)	-
Forfeited	(9,039,312)	0.25
Exercised	-	-
Outstanding as of September 30, 2012	114,460,085	$0.12	$-
Exercisable as of September 30, 2012	114,460,085	$0.12	$-

Warrants outstanding and exercisable as of September 30, 2012:

			Weighted
			Average
			Remaining	Weighted Average Exercise Price
Exercise	Warrants	Warrants	Contractual
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable
$0.06	7,500,000	7,500,000	3.63	$0.06	$0.06
$0.07	22,833,333	22,833,333	1.54	$0.07	$0.07
$0.08	24,800,000	24,800,000	4.98	$0.08	$0.08
$0.10	6,726,578	6,726,578	3.36	$0.10	$0.10
$0.12	6,226,000	6,226,000	1.19	$0.12	$0.12
$0.14	5,000,000	5,000,000	3.06	$0.14	$0.14
$0.15	2,107,667	2,107,667	2.08	$0.15	$0.15
$0.17	27,993,325	27,993,325	3.16	$0.17	$0.17
$0.18	850,000	850,000	0.29	$0.18	$0.18
$0.25	6,730,000	6,730,000	0.81	$0.25	$0.25
$0.30	3,693,182	3,693,182	0.49	$0.30	$0.30

	114,460,085	114,460,085

During the year ended September 30, 2012, the Company completed offerings of $1,025,000 in principal amount of convertible debentures to a group of institutional and accredited investors.  As part of the offering, the Company issued warrants to purchase 22,500,000 shares of common stock at an exercise price of $0.08 per share, which expire five years from date of grant. The Company also issued warrants to purchase 3,334,999 shares of common stock at an exercise price of $0.17 per share in connection with equity financing. In connection with the issuance of its 8% convertible debentures, the Company issued warrants to purchase 2,700,000 shares of common stock at an exercise price of $0.10 per share; to induce conversion of these notes, the Company subsequently issued additional warrants to purchase 2,300,000 shares of common stock at an exercise price of $0.08 per share.

Note 13 – Commitments

Operating Lease

As of September 30, 2012, the Company does not have any lease commitments.

Note 14 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2012, the Company has incurred cumulative losses of $37,560,000 including a net loss for the year ended September 30, 2012 of $5,762,619. As the Company has no cash flow from operations, its ability to continue as a going concern is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including salaries, debt service and normal operating expenses, it plans to sell additional units of its water treatment system, and to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

Note 15 – Supplemental Cash Flow Information

During the year ended September 30, 2012:

●	The Company issued 36,935,195 shares of common stock, having a value of $723,882, in connection with the conversion of certain notes payable.

●	The Company issued 9,988,709 shares of common stock, having a value of $463,280, in connection with the settlement of accounts payable.

●	The Company issued 34,067,872 shares of common stock for services. The fair value of the common stock on the date of issuance was $1,707,576.

During the year ended September 30, 2011:

●	The Company issued 23,696,276 shares of common stock in connection with the conversion of certain notes payable.

●	The Company issued 5,800,000 shares of common stock, having a value of $290,000, in connection with the settlement of accounts payable.

●	The Company issued 20,040,322 shares of common stock for services. The fair value of the common stock on the date of issuance was $1,911,003.

Note 16 – Subsequent Events

Williston Basin

In February 2012 we entered into a Water Treatment Agreement with McFall Incorporated, a construction and logistics firm operating in the Williston Basin.  Under the agreement, we agreed to deploy one of our Mobile Water Treatment Systems to locations in the Williston Basin to decontaminate water emitted from drilling operations.  The agreement had an initial term of 5 years.   Following our execution of the Water Treatment Agreement, we formed Williston Basin I, LLC, a Nevada limited liability company (“WBI”), and in March 2012 we sold 4,000 membership units to 19 accredited investors, raising a total of $1,350,000.  As the holder of 60% of the membership of WBI, we were entitled to 60% of its net profit and distributable assets.  WBI intended use the proceeds from the offering principally for the acquisition of the assets required for the performance of the Water Treatment Agreement.

Upon further review and consideration, we determined that our efforts to treat drilling mud did not allow us to take full advantage of our proprietary DAF system.  Accordingly, we have proposed to McFall Incorporated that we amend our existing agreement related to the treatment of drilling mud, and instead direct our efforts in the treatment of fracking water prior to disposal into underground wells.  We have entered into an agreement with an operator of several disposal wells in the Williston Basin, have delivered treatment equipment to their site in anticipation of treating frack production water that is currently being delivered to their site, but is too contaminated for disposal into their wells without treatment.  As well, we are developing certain testing and treatment protocols so that our testing activities are properly and accurately aligned with those required and customary in the oil and gas industry.  It is our intention that this project will demonstrate our capabilities in the Williston Basin region.

Related to this change of business focus, on November 26, 2012 we completed the repurchase of all outstanding membership interests in WBI.  In return for their membership interests and the release of WBI from any future claims, we offered the members the option of receiving a pro-rata share of the remaining capital invested into WBI, or they could assign their rights to their remaining capital to Sionix in return for a convertible note issued by Sionix equal to 100% of their original investment. The pro-rata share calculation did not include Sionix's interest in WBI. The cash available for distribution totaled $854,046 or 63.3% of the original investment of $1,350,000. We returned $569,649 of the original capital invested, representing an original investment of $900,000, and issued convertible notes in the amount of $450,000 and received $284,397 of the remaining capital. The convertible notes issued mature on September 30, 2014, bear an annual interest rate of 10% payable in cash or in kind at our election, and are convertible at the election of the holder into common shares of Sionix at a rate of $0.04. As part of this offering, we paid a placement agent a fee of $45,000 for services rendered to us in connection with this transaction.

Lawsuit with Former Chairman and Chief Executive Officer

On October 24, 2012 our former Chairman and Chief Executive Officer, James. R. Currier, filed in the Superior Court of the State of Arizona in and for the County of Maricopa a legal action against us entitled “James R. Currier v. Sionix Corporation, a Nevada corporation." Mr. Currier's complaint contained claims alleging Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Wage Claim, Negligent Misrepresentation and Fraud. The allegations in the complaint relate to his resignation from his position as Chief Executive Officer, and from the board as its Chairman and as a member.  The parties are in the process of working to resolve Mr. Currier's claims, which will likely result in the dismissal of the lawsuit in the near future.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, our disclosure controls and procedures were effective.

Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
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

As of September 30, 2012 management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, as of September 30, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting issuers.

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2012, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table identifies our current executive officers and directors.

Name	Age	Position	Director Since
James W. Alexander	73	Interim Chairman of the Board of Directors	March 2009
David R. Wells	50	President, Chief Financial Officer and Director	December 2009
Kenneth Calligar	55	Director and Interim Chief Executive Officer	July 2012
Bernard Brogan	59	Director	July 2012
Dr. Henry Sullivan	72	Director	October 2012

There are no family relationships between any of our directors or executive officers. Our directors serve until the next annual meeting of stockholders or until the earlier of their death, retirement, resignation or removal. Our executive officers are appointed by our board of directors and serve at the board’s discretion. Except as described below under “Certain Relationships and Related Transactions”, there is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Business Experience

James W. Alexander. James W. Alexander joined our board in March 2009 and is currently the Interim Chairman of the Board of Directors. From January 1993 to the present, Mr. Alexander has been the General Manager of Alexander Energy, a Nevada general partnership. Alexander Energy engages in the purchase and management of oil and gas resources, including exploration and production. Mr. Alexander received a Bachelor of Business Administration from the University of Oklahoma. Mr. Alexander’s expertise in the oil and gas industry, which is an area in which the Company would like to establish a foothold, led us to believe that he should serve as a director.

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

Kenneth Calligar.  Kenneth Calligar joined our board in July 2012 and became our Interim Chief Executive Officer in October 2012. Mr. Calligar founded Convertible Capital, a division of Trump Securities, in July 2008, a New York based investment banking firm, specializing in highly tailored capital raising and advisory work, and remains its Managing Partner.  From 2006 to 2008, Mr. Calligar was a managing director with Jefferies & Co. where he ran the equity-linked Capital Markets Group.  In addition he has held managing positions in convertible securities groups at H&Q, Chase, PaineWebber, and UBS.  Mr. Calligar was a member of the board of directors of Bacterin International Holdings, Inc., a publicly traded company, from May 2010 until October 2010.  Mr. Calligar was selected for our Board of Directors due to his experience raising capital in both equity and debt markets.

Bernard Brogan.  Bernard Brogan joined our board in July 2012.  Mr. Brogan  has been self-employed as a consultant since April 2000 and operates out of Dublin, Ireland where he resides. His consulting experience includes a variety of turn around and real estate projects. Mr. Brogan spent a majority of his career with Microsoft where he was employed from 1988 to 2000. He held a variety of engineering management and strategic positions in the Microsoft European Operations center in Dublin, Ireland.  Mr. Brogan was selected for our Board of Directors for his engineering and manufacturing experience, and his business relationships.

Dr. Henry Sullivan.  Dr. Sullivan joined our board in October 2012. Dr. Sullivan has been the President and Chairman of Tie Tek, LLC since March 2004.  Prior to that he was the President and CEO of NATK.  Prior to that Dr. Sullivan was employed by Huntsman Chemical Corporation and Shell Oil Company, where he spent twenty-six years in various senior management roles.  Dr. Sullivan has been intensively involved in all phases of management and operations of technology companies primarily focused in the chemical and polymer/plastics industry for his entire career. He combines extensive experience as a senior executive for multinational, multi-billion dollar corporations with experience in the start-up, acquisition and development of manufacturing and marketing companies, many of them early-stage technology companies.

Dr. Sullivan has served as Chairman and Director of a number of companies and organizations in manufacturing and polymer technology, including Huntsman Chemical and the Executive Committee of the Society of the Plastics Industry. He currently serves as a Director of Sarkeys Energy Center at the University of Oklahoma.

Dr. Sullivan earned his Bachelor’s degree in Chemical Engineering from Cooper Union and completed Master’s and Ph.D. degrees in Chemical Engineering from New York University in 1965.  Dr. Sullivan's extensive industry experience in oil and gas and his knowledge of the use of chemicals led us to the conclusion that he would be a valuable addition to our Board of Directors.

Code of Ethics

The Company had not adopted a code of ethics as of September 30, 2012 due to a lack of financial resources.  The Company expects that a code of ethics will be adopted during the 2013 fiscal year.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder require our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the 2012 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

Name and Title	Form	Transactions

James R. Currier, former Chief Executive Officer and director	3 and 4	Mr. Currier was appointed as a director in December 2009 but failed to timely file a Form 3. He also failed to timely file 2 Forms 4 covering 8 transactions during the 2012 fiscal year.

James W. Alexander, interim Chairman of the Board of Directors	4
Mr. Alexander failed to timely file Form 4s disclosing 7 transactions in which he engaged between August 26, 2010 and September 21, 2010.  Mr. Alexander filed a Form 4 disclosing all of these transactions on September 30, 2010.

David R. Wells, President, Chief Financial Officer and director	3 and 4	Mr. Wells was appointed as a director in December 2009 but failed to timely file a Form 3. He also failed to timely file 3 Forms 4 covering 9 transactions during the 2012 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Tabular Disclosure Regarding Executive Compensation

The following table reflects all compensation awarded to or earned by our Chief Executive Officer, our two most highly compensated officers other than the Chief Executive Officer who earned in excess of $100,000 during the last completed fiscal year and any other individuals who are no longer serving, but who did serve, as our Chief Executive Officer or as an officer during the last completed fiscal year who earned in excess of $100,000 (collectively referred to in this discussion as the “named executive officers”).

SUMMARY COMPENSATION TABLE

					Warrant/	Non-Equity	Non-Qualified
Name/				Stock	Option	Incentive Plan	Deferred
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards (1) ($)	Compensation ($)	Compensation ($)	Other (2) ($)	Total ($)

James R. Currier	2012	167,444	--	187,500	101,934	--	--	10,584	467,462

Former Chief Executive Officer	2011	131,333	80,000	--	321,220	--	--	8,000	540,553

David R. Wells	2012	192,765	--	112,500	131,289	--	--	12,000	448,554

President and Chief Financial Officer	2011	131,333	80,000	--	321,220	--	--	8,000	540,553

(1)
This column represents the aggregate grant-date fair value of the awards computed in accordance with FASB ASC Topic 718. These amounts represent the accounting value for these awards and do not necessarily correspond to the actual value that may be realized by the named executive officer. The assumptions used in the calculation of these amounts for the fiscal year ended September 30, 2012 include the following: risk free rate of return of 0.44 – 2.24%; volatility of 152 – 190% dividend yield of 0%; and expected term of 5 years. The assumptions used in the calculation of these amounts for the fiscal year ended September 30, 2012 are described in the Notes to our financial statements for the fiscal year ended September 30, 2012.

(2)	Other compensation is for automobile allowance.

We have implemented a compensation program for our employees consisting of base salary, cash bonuses and awards of stock options or restricted stock. We believe that a combination of cash, options for the purchase of common stock, or grants of restricted stock will allow us to attract and retain the services of the individuals who will help us achieve our business objectives, thereby increasing value for our stockholders. We grant options or restricted stock because we believe that share ownership by our employees is an effective method to deliver superior stockholder returns by increasing the alignment between the interests of our employees and our stockholders. No employee is required to own our common stock.

In setting the compensation for our officers, we look primarily at the person’s responsibilities, at salaries paid to others in businesses comparable to ours, at the person’s experience and education and at our ability to replace the individual. We expect the salaries of our executive officers to remain relatively constant unless the person’s responsibilities are materially changed. During the 2011 and 2012 fiscal years, because we had limited cash resources, we periodically accrued salaries for our executive officers. As of September 30, 2012 we accrued a total of $0 in wages due to our employees through that date. It is possible that we will again be unable to pay these salaries in a timely manner until we begin to generate additional cash from sales of our products or we arrange additional financing in the form of equity sales or debt instruments.

We also expect that we may pay bonuses in the future to reward exceptional performance, either by the individual or by the Company.

The following table sets forth certain information concerning stock option awards granted to our named executive officers as of September 30, 2012. No options were exercised by our named executive officers during the last fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards

	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised/ Unearned Options	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable (a)	Unexercisable
David R. Wells (1)	400,000	0	0	0.06	12/15/2014
James R. Currier (1)	400,000	0	0	0.06	12/15/2014
David R. Wells (2)	400,000	0	0	0.06	12/31/2014
James R. Currier (2)	400,000	0	0	0.06	12/31/2014
David R. Wells (3)	400,000	0	0	0.06	4/1/2015
James R. Currier (3)	400,000	0	0	0.06	4/1/2015
David R. Wells (4)	400,000	0	0	0.06	7/1/2015
James R. Currier (4)	400,000	0	0	0.06	7/1/2015
David R. Wells (5)	400,000	0	0	0.06	10/1/2015
James R. Currier (5)	400,000	0	0	0.06	10/1/2015
James R. Currier (6)	1,000,000	0	0	0.07	12/31/2016
David R. Wells (6)	1,000,000	0	0	0.07	12/31/2016
James R. Currier (6)	1,000,000	0	0	0.09	12/31/2016
David R. Wells (6)	1,000,000	0	0	0.09	12/31/2016
James R. Currier (6)	1,000,000	0	0	0.12	12/31/2016
David R. Wells (6)	1,000,000	0	0	0.12	12/31/2016
James R. Currier (6)	1,000,000	0	0	0.15	12/31/2016
David R. Wells (6)	1,000,000	0	0	0.15	12/31/2016
James R. Currier (6)	500,000	0	0	0.10	12/31/2016
David R. Wells (6)	500,000	0	0	0.10	12/31/2016
James R. Currier (7)	500,000	0	0	0.10	3/31/2016
David R. Wells (7)	500,000	0	0	0.10	3/31/2016
James R. Currier (8)	500,000	0	0	0.10	6/30/2016
David R. Wells (8)	500,000	0	0	0.10	6/30/2016
James R. Currier (9)	500,000	0	0	0.15	9/30/2016
David R. Wells (9)	500,000	0	0	0.15	9/30/2016
James R. Currier (10)	500,000	0	0	0.15	12/31/2016
David R. Wells (10)	500,000	0	0	0.15	12/31/2016
James R. Currier (11)	500,000	0	0	0.15	3/31/2017
David R. Wells (11)	500,000	0	0	0.15	3/31/2017
James R. Currier (12)	500,000	0	0	0.15	6/30/2017
David R. Wells (12)	500,000	0	0	0.15	6/30/2017

Vesting dates for options are as follows:
(1) Fully vested December 15, 2009
(2) Fully vested January 1, 2010
(3) Fully vested April 1, 2010
(4) Fully vested July 1, 2010
(5) Fully vested October 1, 2010
(6) Fully vested January 1, 2011
(7) Fully vested April 1, 2011
(8) Fully vested July 1, 2011
(9) Fully vested October 1, 2011
(10) Fully vested January 1, 2012
(11) Fully vested April 1, 2012
(12) Fully vested July 1, 2012

Employment Agreements

On December 16, 2009 we entered into an employment agreement with David R. Wells to serve as our President and Chief Financial Officer. We agreed to pay Mr. Wells a salary of $180,000 per year. Mr. Wells is eligible to receive a performance bonus of up to 50% of his annual compensation, which, if earned, will be paid one-half in cash and one-half in shares of our common stock. The performance bonus was earned upon the achievement by Mr. Wells of certain objectives during the 2010 fiscal year, including: the filing of restated financial statements, timely completion of all required financial statements included with our periodic reports, the achievement of certain revenue milestones, and remaining in the position through December 31, 2010. A total of $72,000 was earned as of December 31, 2010. Of that amount, $36,000 was payable in 522,617 shares of common stock which have been issued and $36,000 was payable in cash, of which $10,000 has been paid and the balance of $26,000 remains accrued. We also have granted to Mr. Wells an option to purchase 400,000 shares of our common stock at a price of $0.15 per share.

On May 30, 2010, we amended the option grant made to Mr. Wells through the employment agreement to adjust the exercise price of the option from $0.15 per share of common stock, to $0.06 per share of common stock. The option was re-priced to reflect the then-current market value of our common stock. All other terms and conditions of the option grant remained the same.

On January 1, 2011 we amended our employment agreement with Mr. Wells. We agreed to increase Mr. Well's base pay from $180,000 per year to $200,000 per year for calendar 2011, and we agreed to further adjustments in 2012 and 2013 targeted at $225,000 and $250,000, respectively. Mr. Wells will be eligible to receive a performance bonus at the discretion of the board, which, if granted, will be payable either in cash or shares of common stock at a price equal to 80% of the volume weighted average price for the applicable bonus period. We also granted to Mr. Wells additional options to purchase 1,000,000 shares of our common stock at a price of $0.07 per share, 1,000,000 shares of our common stock at a price of $0.09 per share, 1,000,000 shares of our common stock at a price of $0.12 per share, and 1,000,000 shares of our common stock at a price of $0.15 per share, all of which vested upon grant.

Our executives are also entitled to participate in benefit programs offered to other employees of Sionix, including, life, health, dental, accident, disability, or other insurance programs and pension, profit-sharing, 401(k), savings, or other retirement programs, although we are not obligated to adopt or maintain any particular benefit program.

Mr. Wells' employment agreement has a term of three years. If we fail to give Mr. Wells notice at least six months prior to the expiration of the term that the agreement is terminated on the expiration date, then beginning on a date that is six months prior to the scheduled expiration date, the duration of the employment term will be extended an additional day for each day that passes, so that at any time there will not be less than six months remaining in the employment term.

If we terminate Mr. Wells' employment agreement without cause or if the agreement is terminated as a result of the death of Mr. Wells, Mr. Wells or his estate, as appropriate, will be entitled to receive, aside from accrued but unpaid salary and accrued benefits, his monthly compensation and benefits for a period of six months following the termination.

Severance and change of control arrangements. Pursuant to his employment agreement, the term of Mr. Wells' employment extends through December 31, 2013. The contract provides for a six month notice period for termination of the contract if notice is provided after July 1, 2012. The employment agreement with Mr. Wells also provides for accelerated vesting of his then outstanding stock options in the event the executive is terminated by us without cause, is constructively terminated, or following a change of control. These arrangements are intended to preserve morale and productivity and to allow the executive to focus on enhancing our business without concern for the impact on their continued employment in the event of a change of control.

Compensation of Directors

The table below sets forth the compensation provided to our directors for services provided by them for the fiscal year ended September 30, 2012. We intend to continue compensating our directors with common stock for the services they provide.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c) (1)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
James R. Currier	--	--	(2)	--	--	--	--
David R. Wells	--	--	(2)	--	--	--	--
James W. Alexander		30,000	--	--	--	--	30,000
Johan Perslow (3)		30,000	--	--	--	--	30,000
Frank Power (4)		30,000	--	--	--	--	30,000
Kenneth Calligar		5,000	--	--	--	--	5,000
Bernard Brogan		5,000					5,000

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)
Mr. Currier and Mr. Wells each received options to purchase common stock in conjunction with their employment agreements. The option grants have been reported in the Summary Compensation Table above. Mr. Currier resigned as a director on August 20, 2012 and Mr. Wells is not eligible for compensation as a director at this time.

(3)	Mr. Perslow resigned as a director in September 2012.

(4)	Mr. Power resigned as a director in October 2012.

Directors receive compensation payable in our common stock. The number of shares of our common stock that our directors are entitled to receive is determined by dividing $7,500 by the volume weighted average price for each completed quarter during the year, payable in arrears. Directors are also reimbursed for expenses incurred in attending board meetings and other Sionix-related activities.

Insider Participation in Meetings of Directors

Other than Mr, Calligar, our Interim Chief Executive Officer, and Mr. Wells, our President and Chief Financial Officer, all of our directors are independent directors. All matters to be acted upon where potential conflicts exist between an executive officer who is also a director, such as Mr. Calligar and Mr. Wells, and the Company (for example, the terms of employment agreements, option grants, bonus awards, etc.) are discussed and approved by the non-interested directors on our board of directors. On matters where a conflict of interest is apparent and Mr. Calligar and Mr. Wells have recused themselves, any deadlocked voting is decided by the vote of our senior board member, who effectively functions as a lead independent director. Currently, James W. Alexander serves in this role.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 14, 2012, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 14, 2012 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. As of December 14, 2012 we had 409,615,875 shares of common stock outstanding.

Name and Address (1) Officers and Directors	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock

Kenneth Calligar, Interim Chief Executive Officer and Director	85,786,556	(2)	20.9%
James W. Alexander, Interim Chairman of the Board	5,492,274	(5)	1.3%
David R. Wells, President, Chief Financial Officer and Director	17,736,973	(3)(4)	4.3%
Bernard Brogan, Director	555,555	(5)	0.1%
James Currier, Former Chief Executive Officer and Director	18,638,004	(3)(4)	4.6
All Officers and Directors as a Group (4 total)	109,571,358		26.7%
5% Stockholders
Bonanza Creek Partners, LP	82,695,056	(6)	20.2%

(1)	The address for each of our officers and directors is 914 Westwood Blvd., Box 801, Los Angeles, California 90024.

(2)
Consists of 2,600,000 shares of common stock owned by Mr. Calligar, 377,000 shares of common stock owned by Mr. Calligar's individual retirement account, 114,500 shares of common stock owned by Convertible Capital, an entity in which Mr. Calligar is the managing partner, 31,970,056 shares of common stock owned by Bonanza Creek Partners, LP, a 10% secured convertible promissory note in the principal amount of $700,000 which may be converted into 35,000,000 shares of common stock and a warrant for the purchase of 15,725,000 shares of common stock.  Investments made by Bonanza Creek Partners, LP are managed by Bonanza Creek Management Company.  Mr. Calligar is the general manager of Bonanza Creek Management Company and has voting and investment control over the securities owned by Bonanza Creek Partners, LP. with the exception of 3,970,056 shares of common stock owned by Bonanza Creek Partners, LP, over which he shares voting and investment power with E. David Kailbourne.

(3)	Consists of an option grant as a result of employment contract dated December 16, 2009 and superseded by an agreement effective January 1, 2011.

(4)	Consists of common shares purchased either in the open market, or directly from the Company.

(5)	Consists of common shares issued as a result of board compensation.

(6)	See the information in footnote (2) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The OTC Bulletin Board does not have rules regarding director independence. Our determination of the independence of directors is made using the definition of “independent” contained in the listing standards of the Nasdaq Stock Market. On the basis of information solicited from each director, the board has determined that each of Mr. Alexander, Mr. Brogan, and Dr. Sullivan has no material relationship with the Company and is independent within the meaning of such rules. We are in the process of interviewing individuals who we believe will enhance the composition of our board of directors and who will also meet the definition of “independence” as set forth in the rules of the Nasdaq Stock Market.

Described below are certain transactions or series of transactions that occurred from October 1, 2010 through the date of this report (the “Period Reported”) between us and our executive officers, directors and the beneficial owners of 5% or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

Mr. Kenneth Calligar, a director, founded Convertible Capital in July 2008.  Convertible Capital is a New York based investment banking firm specializing in highly tailored capital raising and advisory work. Mr. Calligar remains its Managing Partner.  Convertible Capital earned a fee of  $38,000 for services rendered in the placement of the September 2012 Notes.

Since October, 2011 Mr. Calligar, has been the holder of an approximately 6% membership interest in REVH20, LLC, a New York based provider of a fluids management suite-of-services to drillers and producers to reduce their overall costs and maximize their efficiency.  REVH2O is currently constructing its primary water remediation and recycling facility in the heart of the Marcellus Shale (Ulysses, PA) gas formation.  REVH20 held a minority membership interest in Williston Basin 1, LLC.  We were a 60% member of Williston Basin 1, LLC..  REVH20 holds our common stock and warrants for the purchase of our common stock, and certain of its principals are holders of our common stock.

Mr. Calligar is also the general manager of Bonanza Creek Management Company, LLC, which manages investments made by Bonanza Creek Partners, LP.  Bonanza Creek Partners, LP purchased $700,000 in principle amount of our September 2012 Notes.

Mr. Bernard Brogan, a director, purchased a convertible note from us in July 2008 in the amount of $750,000.  The note bears interest at the rate of 12% per annum.  The note was renewed in July 2009 and has been extended several times since the original due date, which was July 31, 2010.  Currently the note remains unpaid and the maturity has been extended through September 30, 2013. The current amount due including accrued interest is approximately $1,175,655.

In March 2010 we announced a strategic alliance agreement with Pacific Advanced Civil Engineering, Inc. (PACE), an advanced water engineering firm headquartered in Fountain Valley, CA. Under this agreement, PACE provided engineering oversight of our application specific MWTU and MWTS. We have also entered into an exclusive services agreement with PERC Water Corporation (PERC), a water recycling and water asset management company headquartered in Costa Mesa, CA. Under the agreement, PERC has the exclusive right to supply logic controls, including the software, hardware, firmware, panels and networks, including Ethernet, Wi-Fi and/or satellite based telemetry. Johan Perslow, the founder and a principal shareholder of both PACE and PERC, was a director from June 2010 until his resignation in September 2012.

On December 16, 2009 we entered into an employment agreement with James R. Currier to serve as our Chief Executive Officer. We agreed to pay Mr. Currier a salary of $180,000 per year. Mr. Currier was eligible to receive a performance bonus of up to 50% of his annual compensation, which, if earned, would have been paid one-half in cash and one-half in shares of our common stock. The performance bonus would have been earned upon the achievement by Mr. Currier of certain objectives during the 2010 fiscal year, including: the filing of restated financial statements, timely completion of all required financial statements included with our periodic reports, the achievement of certain revenue milestones, and remaining in the position through December 31, 2010. A total of $72,000 was earned as of December 31, 2010. Of that amount, $36,000 was payable in 522,617 shares of common stock and $36,000 was payable in cash, of which $10,000 was paid and the balance of $26,000 was converted into 509,804 shares of common stock. We also granted to Mr. Currier an option to purchase 400,000 shares of our common stock at a price of $0.15 per share.

On May 30, 2010, we amended the option grant made to Mr. Currier through the employment agreement to adjust the exercise price from $0.15 per share of common stock, to $0.06 per share of common stock. The option was repriced to reflect the then-current market value of our common stock. All other terms and conditions of the option grant remained the same.

On January 1, 2011 we amended our employment agreement with Mr. Currier. We agreed to increase Mr. Currier's base pay from $180,000 per year to $200,000 per year for calendar 2011, and we agreed to further adjustments in 2012 and 2013 targeted at $225,000 and $250,000, respectively. Mr. Currier was eligible to receive a performance bonus at the discretion of the board, which, if granted, will be payable either in cash or shares of common stock at a price equal to 80% of the volume weighted average price for the applicable bonus period. We also granted to Mr. Currier additional options to purchase 1,000,000 shares of our common stock at a price of $0.07 per share, 1,000,000 shares of our common stock at a price of $0.09 per share, 1,000,000 shares of our common stock at a price of $0.12 per share, and 1,000,000 shares of our common stock at a price of $0.15 per share, all of which vested upon grant.

Mr. Currier resigned his position as our Chief Executive Officer on August 20, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2012	2011
Fee Category:
Audit fees	$62,500	$97,500
Tax fees	-	-
All other fees	-	-
	$62,500	$97,500

The following is a summary of the fees billed to us by Kabani & Company, Inc. for professional services rendered for the fiscal years ended September 30, 2012 and 2011:

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

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed herewith or incorporated by reference:

No.	Description

2.1	Agreement and Plan of Merger dated July 1, 2003 (1)
3.1	Articles of Incorporation (1)
3.1.1	Articles of Amendment to Articles of Incorporation*
3.2	Bylaws (1)
10.1	Form of Convertible Debenture, dated as of June 18, 2007, issued by the registrant to certain investors. (2)
10.3	Form of Warrant, dated as of June 18, 2007, issued by the registrant to certain investors. (2)
10.4	Notice of Grant of Stock Option to David Ross (3)
10.5	Stock Option Agreement between the registrant and David Ross (3)
10.6	Notice of Grant of Stock Option to Rodney Anderson (3)
10.7	Stock Option Agreement between the registrant and Rodney Anderson (3)
10.8	Form of Securities Purchase Agreement for 12% Convertible Debentures (4)
10.9	Sionix Corporation 12% Convertible Debenture due July 29, 2008 (4)
10.10	Form of Common Stock Purchase Warrant dated July 29, 2008 (4)
10.11	Form of Unit Offering Securities Purchase Agreement (5)
10.12	Form of Common Stock Purchase Warrant (5)
10.13	Amended and Restated Promissory Notes with Calico Capital Management LLC, BRAX Capital LLC and Gene Salkind (6)
10.14	Second Amended and Restated Convertible Promissory Notes dated March 17, 2008 with Calico Capital Management LLC, BRAX Capital LLC and Gene Salkind (7)
10.15	Form of Subordinated 10% Debenture (8)
10.16	Form of Common Stock Purchase Warrant (8)
10.17	Consulting Agreement dated February 21, 2008 between the registrant and John H. Foster, Ph.D. (9)
10.18	Notice of Grant of Stock Option to John H. Foster (9)
10.19	Stock Option Agreement between the registrant and Dr. John H. Foster (9)
10.20	Notice of Grant of Stock Option (9)
10.21	Stock Option Agreement between the registrant and Dr. W. Richard Laton (9)
10.22	Waiver and Amendment #2 to Debenture dated August 23, 2011 between the registrant and Bernard Brogan (16)
10.23	Employment Agreement dated December 16, 2009 between the registrant and David R. Wells (10)
10.24	Form of Subordinated 10% Debenture (10)
10.25	Form of Common Stock Purchase Warrant (10)
10.26	Form of Securities Purchase Agreement entered into on December 13, 2010 (11)
10.27	Form of Warrant Agreement entered into on December 13, 2010 (11)
10.28	Employment Agreement effective January 1, 2011 between the registrant and David R. Wells (11)
10.29	Form of Securities Purchase Agreement entered into on April 6, 2011 (12)
10.30	Form of Warrant Agreement entered into on April 6, 2011 (12)
10.31	Supply Agreement dated May 3, 2010 with PERC Water Corporation (16)
10.32	Securities Purchase Agreement dated October 31, 2011 between the registrant and TCA Global Credit Master Fund, LP (13)
10.33	Senior Secured Redeemable Debenture issued on October 31, 2011 in favor of TCA Global Credit Master Fund, LP (13)
10.34	Security Agreement dated October 31, 2011 in favor of TCA Global Credit Master Fund, LP (13)
10.35	Pledge and Escrow Agreement dated October 31, 2011 among the registrant, TCA Global Credit Master Fund, LP and David Kahan, P.A. (13)
10.36	Form of Securities Purchase Agreement dated November 9, 2011 (13)
10.37	Form of Warrant to Purchase Common Stock dated November 9, 2011 (13)
10.37	Water Treatment Agreement dated February 21, 2012 between the registrant and McFall, Incorporated (14)
10.38	Securities Purchase Agreement dated March 2, 2012 between the registrant and REVH2O LLC (15)
10.39	Warrant for the purchase of common stock dated March 2, 2012 and issued to REVH2O LLC (15)
10.40	Form of Securities Purchase Agreement dated April 2012 for 8% Convertible Debenture and Warrant Financing*
10.41	Form of 8% Convertible Debenture*
10.42	Registration Rights Agreement in connection with 8% Convertible Debenture and Warrant Financing*
10.43	Form of Warrant in connection with 8% Convertible Debenture and Warrant Financing*
10.44	6% Convertible Redeemable Note dated September 21, 2012 issued to GEL Properties*

10.45	Form of Securities Purchase Agreement for 10% Convertible Promissory Notes*
10.46	Form of 10% Convertible Promissory Notes*
10.47	Form of Warrant issued together with 10% Convertible Promissory Notes*
10.48	Termination Agreement dated October 8, 2012 between the registrant and Ascendiant Capital Markets, LLC*
10.49	Securities Purchase Agreement dated March 12, 2012 between Williston Basin I, LLC and certain investors*
10.50	Offer of Position for Board of Directors to Kenneth Calligar dated July 31, 2012 *
10.51	Offer of Position for Board of Directors to Bernard Brogan dated July 31, 2012 *
10.52	Offer of Position for Board of Directors to Dr. Henry Sullivan dated October 23, 2012 *
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.1
The following materials from the registrant's Annual Report on Form 10-K for the year ended September 30, 2012, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders' Equity (Deficit); the Statements of Cash Flows; and (iv) Notes to the Financial Statements

*Filed herewith.

(1)	Incorporated by reference to registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on July 15, 2003.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on October 23, 2008.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on July 30, 2008.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on May 29, 2008.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on January 28, 2008.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on March 24, 2008.
(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on March 3, 2008.
(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on February 25, 2008.
(10)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, file no. 002-95626-D, filed with the Commission on January 13, 2010.
(11)	Incorporated by reference to the registrant's Registration Statement on Form S-1 filed with the Commission on March 10, 2011.
(12)	Incorporated by reference to the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on April 8, 2011.
(13)	Incorporated by reference to the registrant’s Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on November 16, 2011.
(14)	Incorporated by reference to the registrant's Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on March 6, 2012.
(15)	Incorporated by reference to the registrant's Current Report on Form 8-K, file no. 002-95626-D, filed with the Commission on March 6, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIONIX CORPORATION

Date: December 31, 2012	By:	/s/ Kenneth Calligar
Interim Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David R. Wells
David R. Wells
President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Calligar	Interim Chief Executive Officer and Director	December 31, 2012
Kenneth Calligar

/s/ David R. Wells	President, Chief Financial Officer and Director	December 31, 2012
David R. Wells

/s/ James W. Alexander	Director	December 31, 2012
James W. Alexander

/s/ Bernard Brogan	Director	December 31, 2012
Bernard Brogan

/s/ Henry Sullivan	Director	December 31, 2012
Henry Sullivan