Form 10-Q
period 2012-12-31
SIONIX CORP
filed 2013-02-20
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 15, 2013 the number of shares of the registrant’s classes of common stock outstanding was 426,996,914.

Part I, Item 1.  Financial Statements.

Sionix Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	As of December 31, 2012	As of September 30, 2012
ASSETS

Current assets:
Cash and cash equivalents	$140,235	$1,348,069
Other receivable	11,496	27,854
Inventory	1,411,484	1,311,349
Other current assets	165,785	91,529
Total current assets	1,729,000	2,778,801
Non-current assets:
Property and equipment, net	80,400	128,119

Total assets	$1,809,400	$2,906,920

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$113,369	$155,547
Accrued expenses	944,733	907,728
Notes payable - related parties	25,000	25,000
Convertible notes, net of debt discount	1,983,358	1,895,378
Secured promissory notes	64,027	225,681
Deferred Revenue	10,000	10,000
Derivative liability	420,028	638,178
Shares to be issued	68,184	165,880
Total current liabilities	3,628,699	4,023,392

Long-Term Debt, net of discount	700,000	-

Total Liabilities	$4,328,699	$4,023,392

Stockholders' Deficit
Stockholders' Deficit Attributable to Sionix Corporation:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2012		-
Common stock, $0.001 par value (600,000,000 shares authorized; 417,021,530 shares issued and outstanding at December 31, 2012; 387,968,434 shares issued and outstanding at September 30, 2012)	417,022	387,968
Additional paid-in capital	35,681,588	34,807,672
Accumulated deficit	(38,617,909)	(37,560,000)
Total stockholders' deficit attributable to Sionix Corporation	(2,519,299)	(2,364,360)
Equity attributable to noncontrolling interest	-	1,247,888
Total stockholders' deficit	(2,519,299)	(1,116,472)

Total liabilities and stockholders' deficit	$1,809,400	$2,906,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sionix Corporation
Condensed Consolidated Statement of Operations
Unaudited

	Three Months Ended December 31,
	2012	2011

Operating expenses
General and administrative	$502,864	$785,621
Sales and marketing	47,716	85,425
Research and development	280,845	143,292
Depreciation	10,068	3,506
Total operating expenses	841,493	1,017,844

Loss from operations	(841,493)	(1,017,844)

Other income (expense)
Interest expense and financing costs	(296,410)	(218,894)
Gain (loss) on change in fair value of derivative liability	78,191	325
Loss on sale of property and equipment	(2,228)	-
Gain on settlement of debt	4,031	41,911
Total other income (expense)	(216,416)	(176,658)

Loss before income taxes	(1,057,909)	(1,194,502)
Income taxes	-	-
Net loss	$(1,057,909)	$(1,194,502)

Basic loss per share	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)

Basic weighted average number of shares of common stock outstanding	399,961,376	304,868,562
Diluted weighted average number of shares of common stock outstanding	399,961,376	304,868,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sionix Corporation
Condensed Consolidated Statements of Cash Flows
Three Months Ending December 31, 2012 and 2011

	2012		2011

Cash flows from operating activities
Net loss	$	(1,057,909)	$(1,194,502)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation		10,068	3,506
Amortization of debt discounts		228,037	100,983
Share based payments		14,671	103,932
Common stock issued for services		215,078	239,500
(Gain) loss on change in fair value of derivative liability		(78,191)	(325)
Loss on sale of property and equipment		2,228	-
Gain on settlement of debt		(4,031)	(41,911)
Changes in operating assets and liabilities:
Inventory		(100,135)	(16,871)
Other current assets		(100,864)	(264,661)
Accounts payable		(129,760)	51,650
Accrued expenses		54,073	398,027
Deferred revenue		-	-
Net cash used by operating activities		(946,735)	(620,672)

Cash flows from investing activities:
Proceeds from sale of property and equipment		41,171	-
Purchase of property and equipment		(5,748)	-
Net cash provided by investing activities		35,423	-

Cash flows from financing activities:
Borrowings		273,125	491,500
Common stock issued for cash		-	150,200
Cash issued in redemption of subsidiary interests		(569,647)	-
Net cash (used) provided by financing activities		(296,522)	641,700

Net (decrease) increase in cash and cash equivalents		(1,207,834)	21,028
Cash and cash equivalents, beginning of period		1,348,069	685
Cash and cash equivalents, end of period		$140,235	$21,713

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid		$1,095	$599
Interest paid		$-	$-
Debt issued in redemption of subsidiary interests		$450,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sionix Corporation
Notes to Condensed Consolidated Unaudited Financial Statements

Note 1 – Organization and Description of Business

Sionix Corporation (the "Company") was incorporated in Utah in 1996.  The Company completed its reincorporation as a Nevada corporation effective July 1, 2003. Sionix designs, develops, markets and sells cost-effective water management and treatment solutions intended for use in the oil and gas, agriculture, industrial, disaster relief, and municipal (both potable and wastewater) markets. The Company’s Mobile Water Treatment System contains a Dissolved Air Floatation (“DAF”) system with patented technology that management estimates removes more than 99% of the organic, and most inorganic, particles in water.  Historically, DAF systems created bubbles that were 50+ microns in size, which were unable to remove all contaminants due to their size. The Sionix system utilizes and refines DAF technology to provide a pre-treatment process using ambient oxygen and minimal chemical flocculent aids that the Company believes is efficient and cost-effective. The patented Sionix technology makes micro-bubbles which allow a greater percentage of contaminants to be captured, floated to the surface and skimmed off, without harmful chemicals.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

In the opinion of management, the accompanying balance sheets and related interim statements of operations, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2012 filed with the U.S. Securities and Exchange Commission (the “Commission”) on December 31, 2012.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. All non-owner changes in shareholders’ equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Also, reclassification adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 was effective for the Company for the quarter ending December 31, 2012. The adoption of this guidance had no impact on the Company’s financial condition and results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies and changes the application of various fair value measurement principles and disclosure requirements, and was effective for the Company in the second quarter of fiscal 2012 (January 1, 2012). The adoption of this guidance had no impact on the Company’s consolidated financial condition and results of operations.

Note 3 – Property and Equipment

Property and equipment consisted of the following at:

	December 31, 2012	September 30, 2012

Machinery and equipment	$128,509	$166,159
Less accumulated depreciation	(48,109)	(38,040)

Property and equipment, net	$80,400	$128,119

Depreciation expense for the three months ended December 31, 2012 and 2011 was $10,068 and $3,506, respectively.

Note 4 – Accrued Expenses

Accrued expenses consisted of the following at:

	December 31, 2012	September 30, 2012

Accrued salaries	$281,752	$306,055
Interest payable	415,876	364,567
Other accrued expenses	247,105	237,106

Total accrued expenses	$944,733	$907,728

During the three months ended December 31, 2012, $13,032 of accrued interest was included in the conversion of notes payable into common stock described in Note 6.

Note 5 – Notes Payable – Related Parties

The Company has received advances in the form of unsecured promissory notes from stockholders. The original date of these advances was November 2009, March 2011 and October 2011. These notes bear interest at rates up to 10% and are due on demand. As of both December 31, 2012 and September 30, 2012, such notes payable amounted to $25,000. Accrued interest on the notes amounted to $20,356 and $19,717 at December 31, 2012 and September 30, 2012, respectively, and is included in accrued expenses. Interest expense on these notes for the three months ended December 31, 2012 and 2011 amounted to $639 and $639, respectively. No demand for payment has been made as of December 31, 2012.

Note 6 – Convertible Notes

At December 31, 2012 and September 30, 2012, convertible notes payable amounted to $1,983,358 and $1,895,378, respectively, net of discounts of $344,464 and $383,600 respectively. The notes bear interest at 6% - 12% per annum, and are convertible into common stock of the Company at $0.02 - $0.15 per share (as well as variable conversion rates as described below). The notes are due at various dates through September 2014 and are unsecured.

Unsecured Convertible Notes:

Through December 31, 2012, the Company issued $700,000 of convertible debentures (of which $87,500 is outstanding at December 31, 2012) that are convertible into common stock of the Company at variable conversion rates that provide a fixed rate of return to the note-holder. Under the terms of the notes, however, the Company could be required to issue additional shares of common stock in the event of default. The Company applied the provisions of ASC Topic 815, “Derivatives and Hedging” and determined that the conversion option should be bifurcated from the notes and valued separately. This conversion option has been recorded as a derivative liability, is being amortized over the terms of the related notes, and is carried at fair value in the accompanying balance sheet. During the three months ended December 31, 2012 and 2011, the change in fair value of this derivative liability amounted to $78,191 and $325, respectively.

During the three months ended December 31, 2012, holders of convertible debentures elected to convert $82,500 of their debt plus accrued interest into 8,569,317 shares of common stock.

6% Convertible Redeemable Note:

On November 23, 2011 Sionix issued a 6% Convertible Redeemable Note in the principal amount $100,000 maturing on November 23, 2012. In addition, the Company received a commitment in the form of a promissory note from the lender pursuant to which the lender provided the Company with funding of up to an additional $300,000 beginning on June 1, 2012, at which time $100,000 became available, on each of June 1, 2012, July 1, 2012 and August 1, 2012 (the "Additional Financing"). All funds were advanced as agreed for a total of $400,000. Sionix paid fees of $45,000 in connection with the funding of these loans. The conversion price for each share of common stock will be equal to 70% of the lowest closing bid price of the common stock for a period of five trading days, but no lower than $0.001 per share.

For the period ending December 31, 2012 there was $36,600 outstanding on these Notes.

On September 21, 2012 Sionix issued a 6% Convertible Redeemable Note in the principal amount $100,000 to GEL Properties.  The note matures on September 21, 2013.  The Company has an optional right of redemption prior to maturity upon a five-day notice and payment of a 50% premium on the unpaid principal amount of the loan.  The Company paid fees of $6,000 in connection with the funding of this loan. In addition, the Company received a commitment in the form of a promissory note from GEL Properties pursuant to which it will provide Sionix with funding of an additional $300,000, $100,000 of which will become available on each of July 1, 2013, August 15, 2013 and October 1, 2013.  The conversion price for each share of common stock will be equal to 70% of the lowest closing bid price of the common stock for a period of five trading days, but no lower than $0.001 per share.

For the period ending December 31, 2012 there was $100,000 outstanding on these Notes.

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

Note 7 – 12% Secured Promissory Note

On November 8, 2011 Sionix issued a 12% Secured Promissory Note in the principal amount of $300,000 maturing on July 31, 2012. The Company had an optional right of redemption prior to maturity. Sionix was to redeem the debenture on the maturity date at a redemption premium of 7.5%. Sionix granted to the investor a continuing, first priority security interest in certain property of Sionix to secure the prompt payment, performance, and discharge in full of all of the Company’s obligations under the Secured Promissory Note, Securities Purchase Agreement, and Pledge Agreement.

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

The Company is continuing to issue shares to reduce the outstanding balance, and no default based on the elapsed maturity date has been declared by the note holder.  After conversions, the amount outstanding as of December 31, 2012 amounted to $64,027.

Note 8 – Long Term Debt

10% Convertible Debt (WBI):

On November 26, 2012 Sionix completed the repurchase of all outstanding membership interests in WBI.  In return for their membership interests and the release of WBI from any future claims, the Company offered the members the option of receiving a pro-rata share of the remaining capital invested into WBI, or they could assign their rights to their remaining capital to Sionix in return for a convertible note issued by Sionix equal to 100% of their original investment. The pro-rata share calculation did not include Sionix's interest in WBI. The cash available for distribution totaled $854,046 or 63.3% of the original investment of $1,350,000. The Company returned $569,649 of the original capital invested, representing an original investment of $900,000.

The Company issued convertible notes in the amount of $450,000 and received $284,397 of the remaining capital.  In addition, the Company received $250,000 of new capital in return for the issuance of an additional note of $394,000, and recognized a debt discount of $144,000 in connection with this new note.

The convertible notes issued mature on September 30, 2014, bear an annual interest rate of 10% payable in cash or in kind at our election, and are convertible at the election of the holder into common shares of Sionix at a rate of $0.04.

As part of this offering, the Company paid a placement agent a fee of $45,000 for services rendered in connection with this transaction.

Note 9 – Income Taxes

For the three months ended December 31, 2012, the accompanying Condensed Consolidated Statements of Operations reflect net income that is largely comprised of items that do not represent taxable income.

Note 10 – Stockholders’ Equity

Common Stock

The Company has 600,000,000 authorized shares of common stock, par value $0.001 per share. As of December 31, 2012, the Company had 417,021,530 shares issued and outstanding. As of September 30, 2012, the Company had 387,968,434 shares of common stock issued and outstanding.

During the three months ended December 31, 2012, the Company issued 7,314,379 shares of common stock for services to officers, directors and consultants (valued at $215,078) based on closing market prices. The Company also issued 21,738,717 shares of common stock for conversion of debt in the amount of $433,764 (including interest).

Employee Stock Options and Warrants

A summary of the Company’s activity for employee stock options and warrants:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at October 1, 2012	43,716,316	$0.12	$-	3.01
Granted	500,000	0.15	-	4.75
Expired	(3,933,526)	0.21	-	-
Forfeited	(500,000)	0.15	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2012	39,782,790	0.11	-	2.22
Exercisable at December 31, 2012	39,782,790	$0.11	$-	2.21

Outstanding and exercisable as of December 31, 2012:

Exercise Price	Options Outstanding	Contractual Life	Weighted Average Remaining Options Exercisable	Weighted Average Remaining Contractual Life
$0.06	7,415,000	2.68	7,366,260	2.66
$0.07	2,000,000	3.00	2,000,000	3.00
$0.09	2,000,000	3.00	2,000,000	3.00
$0.10	8,416,850	1.76	8,416,850	1.76
$0.12	8,450,940	1.28	8,450,940	1.28
$0.14	500,000	3.42	158,356	1.08
$0.15	11,000,000	2.66	11,000,000	2.66
	39,782,790	2.22	39,392,406	2.21

During the three months ended December 31, 2012, the Company granted a total of 500,000 options and warrants to certain officers and employees. The options and warrants vested immediately upon grant and have a term of five years. The weighted average grant-date fair value of these options and warrants was $14,671.   The fair value of these options and warrants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

●	risk free rate of return of 0.72%;
●	volatility of 171%
●	dividend yield of 0%; and
●	expected term of 5 years.

Stock Warrants

A summary of the Company’s warrant activity with non-employees:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 1, 2012	114,460,085	$0.12	$75,000
Granted	625,000	0.08	-
Expired	(4,223,182)	0.26	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of December 31, 2012	110,861,903	$0.13	$75,000

Exercisable as of December 31, 2012	110,861,903	$0.12	$75,000

Warrants outstanding and exercisable as of December 31, 2012:

			Weighted
			Average
			Remaining	Weighted Average
Exercise	Warrants	Warrants	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable
$0.06	7,500,000	7,500,000	3.38	$0.06	$0.06
$0.07	22,833,333	22,833,333	1.29	$0.07	$0.07
$0.08	25,425,000	25,425,000	4.73	$0.08	$0.08
$0.10	6,726,578	6,726,578	3.11	$0.10	$0.10
$0.12	6,226,000	6,226,000	0.93	$0.12	$0.12
$0.14	5,000,000	5,000,000	2.81	$0.14	$0.14
$0.15	2,107,667	2,107,667	1.83	$0.15	$0.15
$0.17	27,993,325	27,993,325	2.90	$0.17	$0.17
$0.18	850,000	850,000	0.03	$0.18	$0.18
$0.25	3,700,000	3,700,000	1.02	$0.25	$0.25
$0.30	2,500,000	2,500,000	0.35	$0.30	$0.30
	110,861,903	110,861,903

Note 11 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2012, the Company has incurred cumulative losses of $38,617,909 including a net loss for the three months ended December 31, 2012 of $1,057,909. As the Company has limited cash flow from operations, its ability to maintain normal operations is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including salaries, debt service and normal operating expenses, it plans to sell additional units of its water treatment system, and to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

As mentioned in Notes 5, 6, 7 and 8, the Company has related party notes, convertible notes, and subordinated debentures that have matured. The Company is continuing its efforts to obtain customers for its products, expand its sales efforts worldwide and expand the industries it targets for possible customers. The Company also has future plans for additional products, and revisions to its current products. In support of this the Company plans to hire additional personnel who have the industry experience and the training so that they can be immediately effective in the building of the Company. The Company retains most design, system configuration, and technical engineering resources “in-house.”  Certain design and specific research and development activities are periodically sub-contracted to its partner, Pacific Advanced Civil Engineering, Inc. (“PACE”) as access to scientific and engineering resources exceed Sionix “in-house” capability.  Only fabrication of the DAF component of our DAF system is sub-contracted, and then only for the construction of the stainless steel DAF tank.  With the exception of plumbing and electrical sub-contractors, all other fabrication and assembly activities are supervised and managed by “in-house” resources. This reduces costs and improves the quality of the Company's products. The Company is also continuing to seek additional investment capital in the form of debt or equity to continue operations, and is considering certain changes to its capital structure to become more attractive to potential investors and business partners.

Note 12 – Subsequent Events

Additional 10% Convertible Debentures:

Subsequent to the period ended December 31, 2012 the Company received additional funding of $140,000 in principal amount of 10% Convertible Promissory Notes which have not yet been converted into shares of our common stock.  The notes are convertible at any time at the option of the holders into shares of our common stock at a conversion price based on 80% of the average of the three lowest closing prices for the common stock during the ten consecutive trading days immediately preceding the conversion request, however the conversion price may not exceed $0.04, and may not be lower than $0.02 per share.  Based on the outstanding principal amount of these notes and assuming that interest accrued through September 30, 2014, the due date, the notes would be convertible into approximately 7,000,000 shares of our common stock at a conversion price of $0.02 a share.

Additional 6% Convertible Redeemable Note:

Subsequent to the period ended December 31, 2012 the Company received an advance of $50,000 in principal amount based on the 6% Convertible Redeemable Note agreement.

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

Overview and Plan of Operation

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

Many believe the world is facing a global crisis - in both supply and quality. Water is a natural resource that has a limited supply and no true substitute, and yet only a very small percentage of the earth’s water is available for human consumption. Demand for water resources is compounded by a growing and developing world population, Third World urbanization, and increasing water usage in industries such as oil and gas, agriculture and food processing. It has been reported in a television broadcast by CNBC titled “Liquid Assets: The Big Business of Water,” aired originally in 2010, that by 2025, 48 countries will be without sufficient water to meet basic requirements. We believe the lack of water resources is directly linked to inadequate water management strategies on the part of governments, businesses, consumers and private individuals. We expect global water issues will continue to drive both domestic and international demand for water treatment and recycling.

We plan to continue marketing our existing DAF system to potential domestic and international customers. We believe that we are now able to aggressively market our systems to a variety of private companies and governmental entities in several vertical markets including oil and gas, agriculture, manufacturing, health care and public water utilities. We are engaging in selective sales and promotional activities in connection with the operation of the unit, including media exposure. If the unit continues to operate successfully, we believe we can receive orders for operating units.

We are also continuing to consider alternative product designs to accommodate the different needs we are uncovering during our sales efforts. We maintain our relationship with PACE for engineering support.

Recent Developments

In February 2012 we entered into a Water Treatment Agreement with McFall Incorporated, a construction and logistics firm operating in the Williston Basin.  Under the agreement, we agreed to deploy one of our DAF systems to locations in the Williston Basin to decontaminate water emitted from drilling operations.  The agreement had an initial term of 5 years.   Following our execution of the Water Treatment Agreement, we formed Williston Basin I, LLC, a Nevada limited liability company (“WBI”), and in March 2012 we sold 4,000 membership units to 19 accredited investors, raising a total of $1,350,000.  As the holder of 60% of the membership of WBI, we were entitled to 60% of its net profit and distributable assets.  WBI intended to use the proceeds from the offering principally for the acquisition of the assets required for the performance of the Water Treatment Agreement.

Upon further review and consideration, we determined that our efforts to treat drilling mud did not allow us to take full advantage of our proprietary DAF system. Accordingly, we have proposed to McFall Incorporated that we amend our existing agreement related to the treatment of drilling mud, and instead direct our efforts in the treatment of fracking water prior to disposal into underground wells.  We have entered into an agreement with an operator of several disposal wells in the Williston Basin and have delivered treatment equipment to the operator’s site in anticipation of treating fracking production water that is currently being delivered to the site, but is too contaminated for disposal into their wells without treatment.  As well, we are developing certain testing and treatment protocols so that our testing activities are properly and accurately aligned with those required and customary in the oil and gas industry.  It is our intention that this project will demonstrate our capabilities in the Williston Basin region.

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

Results of Operations

Three Months Ended December 31, 2012, Compared to Three Months Ended December 31, 2011

Revenues for the three months ended December 31, 2012 and 2011 were $0 and $0, respectively.

The Company’s total operating expenses were $841,493 during the three months ended December 31, 2012, a decrease of $176,351 or 17%, as compared to $1,017,844 for the three months ended December 31, 2011.  General and administrative expenses were $502,864 during the three months ended December 31, 2012, an decrease of $282,757 or 36%, as compared to $785,621 for the three months ended December 31, 2011.  The net decrease in general and administrative expenses was the result of decreases in legal fees and travel costs.. Sales and marketing expenses were $47,716 for the three months ended December 31, 2012, a decrease of $37,709 or 44%, as compared to $85,425 for the three months ended December 31, 2011. The decrease in sales and marketing expense was related to a reduction of personnel and vendors for sales support, as well as decreased travel and related expenses. Research and development expenses were $280,845 during the three months ended December 31, 2012, an increase of $137,553 or 96%, as compared to $143,292 for the three months ended December 31, 2011.

The Company also incurred interest costs related to various notes in the amount of $296,410; an increase of $77,516 from the prior period when it reported interest costs of $218,894. Normal operations were limited by the lack of available cash.

Liquidity and Capital Resources

The Company had cash of $140,235 and $1,348,069 at December 31, 2012 and September 30, 2012, respectively.  Historically the Company’s source of cash for operations has been the sale of its equity and debt securities. During the period ended December 31, 2012 the Company obtained $273,125 from the sale of notes. If it does not receive additional orders or if these orders do not satisfy its capital needs, the Company expects to sell its securities or obtain loans to meet its capital requirements.  The Company has no additional orders for the sale of water treatment systems or for the deployment of its DAF system, except as noted above.  There can be no assurance that sales of the Company’s securities, additional contracts for the sale of water treatment services, or of its water treatment systems, if such sales occur, will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.  As of December 31, 2012, approximately $1,983,358 in principal and interest of certain promissory notes issued by the Company were due or will be coming due on or before September 30, 2014, which is the latest maturity date of its existing notes.  The Company can continue normal operations for approximately one month unless additional financing is obtained.

During the three months ended December 31, 2012, the Company used $946,735of cash in operating activities, primarily to fund its net loss. Non-cash adjustments included $215,078 for common stock issued for services, $4,031 for a loss on settlement of debt, $288,037 for the amortization of debt discounts, $14,671 for share based payments to consultants and employees and $10,068 for depreciation. Cash provided by operating activities included $54,073 in accrued expenses. Cash used in operating activities included $100,864 in other current assets, $100,135 in inventory, and $129,760 in account payable.

During the three months ended December 31, 2011, the Company used $620,672 of cash in operating activities. Non-cash adjustments included $3,506 for depreciation, $100,983 for the amortization of beneficial conversion feature and debt discounts, $103,932 for share-based payments to consultants and employees, and $41,911 for a loss on settlement of debt. Cash provided by operating activities included $51,650 in accounts payable. Cash used in operating activities included $16,871 in inventory, $264,661 in other current assets, $398,027 in accrued expenses, and $0 in deferred revenue.

Investing Activities

During the three months ended December 31, 2012, the Company acquired property and equipment totaling $5,748 as compared to $0 during the three months ended December 31, 2011. The equipment acquired was mainly for transportation use in the Williston Basin Area.

Financing Activities

During the three months ended December 31, 2012, financing activities provided a loss of $296,522, resulting from cash issued in redemption of subsidiary interests in the amount of $569,647 and $273,125 from borrowings.

During the three months ended December 31, 2011 financing activities provided $641,700, including $150,200 from net proceeds from the sale of common stock and $491,500 from borrowings.

As of December 31, 2012, the Company had an accumulated deficit of $38,617,909. Management anticipates that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2012, the Company has incurred cumulative losses of $38,617,909 including a net loss for the three months ended December 31, 2012 of $1,057,909. As the Company has no cash flow from operations, its ability to maintain normal operations is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements that may significantly reduce the amount of cash it will have for operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

Critical Accounting Policies

The discussion and analysis of its financial condition and results of operations is based upon the Company’s unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its critical accounting policies and estimates. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s critical accounting policies and estimates are discussed in its Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting

During the three months ended December 31, 2012, the Company has not made any changes to internal control over financial reporting that have materially affected, or are reasonably likely to affect, its internal control over financial reporting.

Part II, Item 1.  Legal Proceedings.

On October 24, 2012 our former Chairman and Chief Executive Officer, James. R. Currier, filed in the Superior Court of the State of Arizona in and for the County of Maricopa a legal action against us entitled “James R. Currier v. Sionix Corporation, a Nevada corporation." Mr. Currier's complaint contained claims alleging Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Wage Claim, Negligent Misrepresentation and Fraud. The allegations in the complaint related to his resignation from his position as Chief Executive Officer, and from the board as its Chairman and as a member.  The parties have resolved Mr. Currier's claims.

Part II, Item 1A.  Risk Factors.

We incorporate herein by reference the information included in Item 1A. of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2012.

Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2012, we:

●
Issued 7,314,379 shares of common stock for services to officers, directors and consultants. We relied on Section 4(2) of the Securities Act of 1933 (the “Act”) in issuing the common stock inasmuch as there was no form of general solicitation or general advertising in the offer and sale of the securities and the officers and directors had access to the information that registration would otherwise provide.

●
Issued 21,738,717 shares of common stock for conversion of debt in the amount of $433,764 (including interest). We relied on Section 3(a)(9) of the Securities Act as providing an exemption from registering the issuance of these shares of common stock inasmuch as the conversion was made with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

Part II, Item 3. Defaults Upon Senior Securities

None.

Part II, Item 4.  Mine Safety Disclosure.

Not required.

Part II, Item 5.  Other Information.

(a) None.

(b) There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Part II, Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)

3.1.1	Amendment to Articles of Incorporation (2)

3.2	Bylaws (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.1	[XBRL Exhibits]

* Filed herewith.

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2003 as file number 002-95626-D.

(2)	Incorporated by reference from Annex 1 to our definitive proxy statement filed with the Securities and Exchange Commission on February 7, 2010 as file number 002-95626-D.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 19, 2013

SIONIX CORPORATION

/s/ Kenneth Calligar
Kenneth Calligar
Interim Chief Executive Officer (Principal Executive Officer)

/s/ David R. Wells
David R. Wells
President, Chief Financial Officer, Secretary/Treasurer, and Principal Financial and Accounting Officer