Form 10-Q
period 2013-03-31
SIONIX CORP
filed 2013-05-21
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number: 002-95626-D

SIONIX CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0428526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

2010 N Loop Freeway W, Suite 110 Houston, Texas	77018
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (713) 682-6500

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 1, 2013 the number of shares of the registrant’s classes of common stock outstanding was 454,866,623.

Part I, Item 1.  Financial Statements.

Sionix Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	As of March 31, 2013	As of September 30, 2012
ASSETS

Current assets:
Cash and cash equivalents	$27,235	$1,348,069
Other receivable	12,500	27,854
Inventory	790,000	1,311,349
Other current assets	116,423	91,529
Total current assets	946,158	2,778,801
Non-current assets:
Property and equipment, net	70,792	128,119

Total assets	$1,016,950	$2,906,920

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$263,306	$155,547
Accrued Expenses	1,294,468	907,728
Notes payable - related parties	45,000	25,000
Convertible notes, net of debt discount	2,005,146	1,895,378
Secured promissory notes	64,027	64,027
Deferred Revenue	10,000	10,000
Derivative liability	4,478,105	638,178
Shares to be issued	-	165,880
Total current liabilities	8,160,052	3,628,699

Long-Term Debt, net of discount	793,355	-

Total Liabilities	$8,953,407	$4,023,392

Stockholders' Deficit
Stockholders' Deficit Attributable to Sionix Corporation:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2013	-	-
Common stock, $0.001 par value (600,000,000 shares authorized; 451,246,460 shares issued and outstanding at March 31, 2013; 387,968,434 shares issued and outstanding at September 30, 2012)	451,246	387,968
Additional paid-in capital	36,089,172	34,807,672
Accumulated deficit	(44,476,875)	(37,560,000)
Total stockholders' deficit attributable to Sionix Corporation	(7,936,457)	(2,364,360)
Equity attributable to noncontrolling interest	-	1,247,888
Total stockholders' deficit	(7,936,457)	(1,116,472)

Total liabilities and stockholders' deficit	$1,016,950	$2,906,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sionix Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Net Revenue	27,500	-	27,500	-
Cost of revenues	4,558	-	4,558	-
Gross profit	22,942	-	22,942	-

Operating expenses
General and administrative	790,506	587,167	1,293,370	1,372,788
Sales and marketing	6,096	62,882	53,812	148,307
Research and development	856,544	171,581	1,137,388	314,873
Depreciation	7,309	3,942	17,377	7,448
Total operating expenses	1,660,455	825,572	2,501,948	1,843,416

Loss from operations	(1,637,513)	(825,572)	(2,479,006)	(1,843,416)

Other income (expense)
Interest expense and financing costs	(204,480)	(243,731)	(500,890)	(462,625)
Loss on change in fair value of derivative liability	(4,185,376)	(1,698)	(4,107,185)	(1,373)
Other income	(2,301)	-	(4,528)	-
Legal settlements	-	-	-	-
Gain (Loss) on settlement of debt	170,703	(238,804)	174,734	(196,893)
Total other income (expense)	(4,221,545)	(484,233)	(4,437,870)	(660,891)

Loss before income taxes	(5,858,967)	(1,309,805)	(6,916,876)	(2,504,307)
Income taxes	-	-	-	-
Net loss	(5,858,967)	(1,309,805)	(6,916,876)	(2,504,307)
Less: Net loss attributable to the noncontrolling interest	-	2,587	-	2,587
Net loss attributable to Sionix Corporation	$(5,858,967)	$(1,307,2180)	$(6,916,876)	$(2,501,720)

Amounts attributable to Sionix Corporation:
Basic loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Diluted loss per share	$(0.001)	$(0.00)	$(0.02)	$(0.01)

Basic weighted average number of shares of common stock outstanding	440,415,881	324,493,782	419,966,351	314,627,551
Diluted weighted average number of shares of common stock outstanding	440,415,881	324,493,782	419,966,351	314,627,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sionix Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2013	2012

Cash flows from operating activities
Net loss	$(6,916,876)		$(2,504,307)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	17,377		7,448
Amortization of debt discounts	412,405		222,569
Share based payments	14,671		139,420
Common stock issued for services	215,078		729,551
(Gain) loss on change in fair value of derivative liability	4,107,185		1,373
Loss on sale of property and equipment	4,528		-
(Gain) loss on settlement of debt	(174,734)		196,893
Changes in operating assets and liabilities:
Inventory	521,349		(48,279)
Other current assets	(91,618)		(212,255)
Accounts payable	20,178		(10,696)
Accrued expenses	418,653		415,052
Deferred revenue	-		-
Net cash used by operating activities	(1,451,802)		(1,063,231)

Cash flows from investing activities:
Proceeds from sale of property and equipment, net	5,748		(41,192)

Cash flows from financing activities:
Borrowings, net	665,193		592,500
Common stock issued for cash	-		400,200
Noncontrolling interests in subsidiary issued for cash	(569,647)		1,350,000
Net cash provided by financing activities	95,546		2,342,700

Net increase (decrease) in cash and cash equivalents	(1,320,834)		1,238,277
Cash and cash equivalents, beginning of period	1,348,069		685
Cash and cash equivalents, end of period	$27,235		$1,238,962

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$-		$599
Interest paid	$-		$-
Common stock issued in redemption of subsidiary interests	$450,000	$

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sionix Corporation
Notes to Condensed Consolidated Unaudited Financial Statements

Note 1 – Organization and Description of Business

Sionix Corporation (the "Company") was incorporated in Utah in 1996.  The Company completed its reincorporation as a Nevada corporation effective July 1, 2003. Sionix designs, develops, markets and sells cost-effective water management and treatment solutions intended for use in the oil and gas, agriculture, food processing, industrial, disaster relief, and municipal (both potable and wastewater) markets  The Company’s water treatment systems include filtration, pretreatment, pH control, clarification, ultra violet, reverse osmosis and feature the patented Sionix Dissolved Air Flotation (“DAF”) technology.  The proprietary DAF system incorporates unique design elements including a distribution of fine, small diameter air bubbles that remove most solid particles, hydrocarbons and dissolved gases from the influent.  The micro-bubbles capture contaminants and float them to the surface of the DAF tank where they are skimmed off.

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

Note 3 – Property and Equipment

Property and equipment consisted of the following at:

	March 31, 2013	September 30, 2012

Machinery and equipment	$109,336	$166,159
Less accumulated depreciation	(38,544)	(38,040)

Property and equipment, net	$70,792	$128,119

Depreciation expense for the three months ended March 31, 2013 and 2012 was $7,309 and $3,942, respectively. For the six months ended March 31, 2013 and 2012, depreciation expense was $17,377 and $7,448, respectively.

Note 4 – Accrued Expenses

Accrued expenses consisted of the following at:

	March 31, 2013	September 30, 2012

Accrued salaries	$412,938	$306,055
Interest payable	464,457	364,567
Other accrued expenses	417,073	237,106

Total accrued expenses	$1,294,468	$907,728

During the three months ended March 31, 2012, $13,032 of accrued interest was included in the conversion of notes payable into common stock described in Note 6.

Note 5 – Notes Payable – Related Parties

The Company has received advances in the form of unsecured promissory notes from stockholders. The original date of these advances was November 2009, March 2011, October 2011 and March 2013. These notes bear interest at rates up to 10% and are due on demand. As of March 31, 2013 and December 31, 2012, such notes payable amounted to $45,000 and $25,000, respectively. Accrued interest on the notes amounted to $21,081 and $20,356 at March 31, 2013 and December 31, 2012, respectively, and is included in accrued expenses. Interest expense on these notes for the three months ended March 31, 2013 and 2012 amounted to $725 and $639, respectively. No demand for payment has been made as of March 31, 2013.

Note 6 – Convertible Notes

At March 31, 2013 and December 31, 2012, convertible notes payable amounted to $2,231,849 and $1,983,358, respectively, net of discounts of $202,789 and $355,680 respectively. The notes bear interest at 6% - 12% per annum, and are convertible into common stock of the Company at $0.02 - $0.15 per share (as well as variable conversion rates as described below). The notes are due at various dates through September 2014 and are unsecured.

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

January Convertible Notes:

On January 25, 2013 the Company entered into securities purchase agreements (the “January SPAs”) with two (2) accredited investors (the “January Holders”) for the purchase and sale of $140,000 of convertible notes (the “January 2013 Notes”) convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price equal to 80% of the average of the three (3) lowest closing prices for the Common Stock during the ten (10) consecutive trading days immediately preceding the conversion request, however the conversion price may not exceed $0.04 and may not be lower than $0.02 per share.   The January 2013 Notes bear interest at the rate of 10% per annum and mature on September 30, 2014.  The January 2013 Notes are convertible at any time at the option of the January Holders (subject to an increase in the Company’s authorized Common Stock, or a reverse split of its existing outstanding Common Stock with no change to its authorized Common Stock).  The Company may redeem the January 2013 Notes at any time prior to maturity with twenty (20) days’ prior notice to the January Holders and payment of a premium of 20% on the unpaid principal amount.

In addition, the January 2013 Notes and January SPAs provide the January Holders with registration rights for the shares of Common Stock underlying the January 2013 Notes. If the Company fails to file a registration statement with the SEC covering such shares within thirty (30) days from the date of the January Notes, the Company shall pay to the January Holders an amount in cash, as partial liquidated damages, equal to 2% of the aggregate purchase price paid by the January Holders pursuant to the January SPAs until the first anniversary of the issue date and 1% of the same per month thereafter, not to exceed 10% of the principal amount in the aggregate.

March Convertible Notes:

On March 13, 2013 the Company entered into securities purchase agreements  (the “March SPAs”) with five (5) accredited investors (the “March Holders”) for the purchase and sale of $60,000 of convertible notes (the “March 2013 Notes”) convertible into shares of the Company’s Common Stock at a fixed conversion price of $0.02 per share.   The March 2013 Notes bear interest at the rate of 10% per annum and mature on September 30, 2014.  The March 2013 Notes are convertible at any time at the option of the March Holders (subject to an increase in the Company’s authorized Common Stock, or a reverse split of its existing outstanding Common Stock with no change to its authorized Common Stock).  The Company may redeem the March 2013 Notes at any time prior to maturity with twenty (20) days’ prior notice to the March Holders and payment of a premium of 20% on the unpaid principal amount.

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

Note 9 – Income Taxes

For the six months ended March 31, 2013, the accompanying Condensed Consolidated Statements of Operations reflect net income that is largely comprised of items that do not represent taxable income.

Note 10 – Stockholders’ Equity

Common Stock

The Company has 600,000,000 authorized shares of common stock, par value $0.001 per share. As of March 31, 2013, the Company had 451,246,460 shares issued and outstanding. As of September 30, 2012, the Company had 387,968,434 shares of common stock issued and outstanding.

During the six months ended March 31, 2013, the Company issued 7,314,379 shares of common stock for services to officers, directors and consultants (valued at $215,078) based on closing market prices. The Company also issued 40,220,361 shares of common stock for conversion of debt in the amount of $712,837 (including interest).

Employee Stock Options and Warrants

Stock Options

A summary of the Company’s activity for employee stock options and warrants:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at October 1, 2012	43,716,316	$0.12	$-	3.01
Granted	500,000	0.15	-	4.75
Expired	(3,933,526)	0.21	-	-
Forfeited	(500,000)	0.15	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2013	39,782,790	0.11	-	1.98
Exercisable at March 31, 2013	39,779,665	$0.11	$-	1.98

Outstanding and exercisable as of March 31, 2013:

Exercise Price	Options Outstanding	Contractual Life	Weighted Average Remaining Options Exercisable	Weighted Average Remaining Contractual Life
$0.06	7,415,000	2.44	7,411,875	2.44
$0.07	2,000,000	2.75	2,000,000	2.75
$0.09	2,000,000	2.75	2,000,000	2.75
$0.10	8,416,850	1.51	8,416,850	1.51
$0.12	8,450,940	1.03	8,450,940	1.03
$0.14	500,000	3.17	500,000	3.17
$0.15	11,000,000	2.16	11,000,000	2.16
	39,782,790	1.98	39,779,665	1.98

During the six months ended March 31, 2013, the Company granted a total of 500,000 options and warrants to certain officers and employees. The options and warrants vested immediately upon grant and have a term of five years. The weighted average grant-date fair value of these options and warrants was $14,671.  The fair value of these options and warrants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

●	risk free rate of return of 0.72%;
●	volatility of 171%
●	dividend yield of 0%; and
●	expected term of 5 years.

Stock Warrants

A summary of the Company’s warrant activity with non-employees:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 1, 2012	114,460,085	$0.12	$75,000
Granted	625,000	-	-
Expired	(4,223,182)	0.18	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of March 31, 2013	110,011,903	$0.11	$75,000

Exercisable as of March 31, 2013	110,011,903	$0.11	$75,000

Warrants outstanding and exercisable as of March 31, 2013:

			Weighted
			Average
			Remaining	Weighted Average
Exercise	Warrants	Warrants	Contractual	Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable
$0.06	11,262,500	11,262,500	3.17	$0.06	$0.06
$0.07	22,833,333	22,833,333	1.04	$0.07	$0.07
$0.08	25,425,000	25,425,000	4.12	$0.08	$0.08
$0.10	6,726,578	6,726,578	2	$0.10	$0.10
$0.12	6,226,000	6,226,000	.69	$0.12	$0.12
$0.14	5,000,000	5,000,000	2.56	$0.14	$0.14
$0.15	2,107,667	2,107,667	1.58	$0.15	$0.15
$0.17	24,230,825	24,230,825	2.61	$0.17	$0.17
$0.25	3,700,000	3,700,000	.82	$0.25	$0.25
$0.30	2,500,000	2,500,000	.33	$0.30	$0.30
	110,011,903	110,011,903

Warrants expiring within twelve months of March 31, 2013 total 28,531,856.

Note 11 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2013, the Company has incurred cumulative losses of $44,476,875, including a net loss for the six months ended March 31, 2012 of $6,916,876. As the Company has limited cash flow from operations, its ability to maintain normal operations is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including salaries, debt service and normal operating expenses, it plans to sell additional units of its water treatment systems, and to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

As mentioned in Notes 5, 6, 7 and 8, the Company has related party notes, convertible notes, and subordinated debentures that have matured. The Company is continuing its efforts to obtain customers for its products expand its sales efforts worldwide and expand the industries it targets for possible customers. The Company also has future plans for additional products, and revisions to its current products. In support of this the Company plans to hire additional personnel who have the industry experience and the training so that they can be immediately effective in the building of the Company. The Company has dedicated significant resources to apply its technology to the treatment of both production and flow back water from oil and gas fracking operations.  Field and laboratory tests were conducted in the Bakken Shale area of North Dakota and the Company will continue to develop commercial opportunities to treat both production and flow back water for reuse in fracking as a strategic market objective.  The Company is also continuing to seek additional investment capital in the form of debt or equity to continue operations, and is considering certain changes to its capital structure to become more attractive to potential investors and business partners.

Note 12 – Subsequent Events

Additional 10% Convertible Debentures:

Subsequent to the period ended March 31, 2013 the Company received additional funding of $150,000 in principal amount of 10% Convertible Promissory Notes which have not yet been converted into shares of our common stock.  The notes are convertible at any time at the option of the holders into shares of our common stock at a conversion price based on 80% of the average of the three lowest closing prices for the common stock during the ten consecutive trading days immediately preceding the conversion request, however the conversion price may not exceed $0.04, and may not be lower than $0.02 per share.  Based on the outstanding principal amount of these notes and assuming that interest accrued through December 31, 2014, the due date, the notes would be convertible into approximately 7,000,000 shares of our common stock at a conversion price of $0.02 a share.

Additional 6% Convertible Redeemable Note:

Subsequent to the period ended March 31, 2013 the Company received an advance of $50,000 in principal amount based on the 6% Convertible Redeemable Note agreement.

JMJ Financial Convertible Promissory Note

On April 11, 2013 (the “JMJ Effective Date”), the Company issued a Convertible Promissory Note to JMJ Financial (the “JMJ Note”) in the principal amount of $75,000 (the “JMJ Principal Amount”), including a 10% original issue discount, at a conversion price equal to 60% of the three (3) lowest closing price of the Company’s common stock for a period of twenty (20) trading days, but no lower than $0.03 per share.  The JMJ Note matures on April 11, 2014. The Company has an optional right of redemption at any time before ninety (90) days from the JMJ Effective Date, after which prepayment may not be made without prior approval from the lender and a one-time interest charge of 12% will be applied to the JMJ Principal Amount. The JMJ Note also provides for up to an additional $175,000 to be provided to the Company at the lender’s sole discretion.

The shares underlying conversion of the JMJ Note have piggyback registration rights and if the Company fails to register such shares in its next registration statement filed with the SEC a liquidated damage charge of 25% of the outstanding principal balance, but not less than $25,000, shall be added to such outstanding balance.

Tonaquint Convertible Promissory Note

On April 19, 2013, pursuant to the terms and conditions of that certain securities purchase agreement, by and between the Company and Tonaquint, Inc. (“Tonaquint), the Company issued to Tonaquint: i) a convertible promissory note (the “Tonaquint Note”) in the principal amount of $155,000 (the “Tonaquint Principal Amount”), including a 10% original issue discount, maturing on August 19, 2014 (the “Maturity Date”) and ii) a five (5) year warrant (the “Tonaquint Warrant”) to purchase that number of shares of the Company’s Common Stock equal to $62,000, convertible at a conversion price as set forth in the Tonaquint Note and exercisable at $0.06 per share, as adjusted pursuant to the terms and conditions of the Tonaquint Warrant. The Company paid fees of $5,000 incurred by Tonaquint in connection with the funding of this loan. The Company has the optional right to prepay any portion of the Tonaquint Principal Amount upon providing Tonaquint with five (5) days’ notice of such prepayment, provided that the Company must pay Tonaquint 135% of the amount of the Tonaquint Principal Amount it elects to prepay. Interest on the Tonaquint Note shall accrue at 8% per annum, provided that upon an Event of Default (as defined in the Tonaquint Note) the interest rate shall increase to 18%.

The conversion price for each share of Common Stock issuable pursuant to the Tonaquint Note and the Tonaquint Warrant will be $0.03 (the “Conversion Price”), subject to adjustments as set forth in the Tonaquint Note and the Tonaquint Warrant; provided, however, that, beginning on a date that is 180 days after the date of issuance of the Tonaquint Note, the Company shall pay, on a monthly basis, the greater of (i) $15,500, plus the sum of any accrued and unpaid interest as of the applicable installment date and accrued, and unpaid late charges, if any, under the Tonaquint Note as of the applicable installment date, and any other amounts accruing or owing to Tonaquint and (ii) the then outstanding balance of the Tonaquint Note divided by the number of installment dates remaining prior to the Maturity Date (each, an “Installment Amount’). Notwithstanding any other provision of the Tonaquint Note, if any Installment Amount is greater than the then outstanding balance of the Tonaquint Note, such Installment Amount shall be reduced to equal such then outstanding balance. The applicable Installment Amount may be paid in cash or in shares of the Company’s Common Stock (a “Company Conversion”). In the event of a Company Conversion the number of shares of Common Stock due to Tonaquint will be based on a conversion price that is equal to the lower of i) the Conversion Price and ii) 70% of the three (3) lowest closing volume-weighted average prices (“VWAPs”) of the Company’s Common Stock for a period of twenty (20) trading days, provided, however, that if the arithmetic average of the three (3) lowest VWAPs of the shares of Common Stock during any twenty (20) consecutive trading day period is less than $0.01, then the conversion described above will be based on 65% of the VWAPs.

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

Many believe the world is facing a global crisis in both the supply and quality of available water. Water is a natural resource that has a limited supply and no true substitute with only a small percentage of the earth’s water is available for human consumption. Demand for water resources is compounded by a growing and developing world population, Third World urbanization, and increasing water usage in industries such as oil and gas, agriculture and food processing. It has been reported in a television broadcast by CNBC titled “Liquid Assets: The Big Business of Water,” aired originally in 2010, that by 2025, 48 countries will be without sufficient water to meet basic requirements. We believe the lack of water resources is directly linked to inadequate water management strategies on the part of governments, businesses, consumers and private individuals. We believe that the demand for cost-effective water treatment technology and services will continue to grow.

We plan to continue marketing our existing patented Sionix Dissolved Air Flotation (“DAF”) system to potential domestic and international customers. We believe that we are now able to aggressively market our systems to a variety of private companies and governmental entities in several vertical markets including oil and gas, agriculture, manufacturing, health care and public water utilities. We are engaging in selective sales and promotional activities in connection with the operation of the unit, including media exposure. If the unit continues to operate successfully, we believe we can receive orders for operating units.

We plan to market Sionix technology incorporating the patented Sionix DAF system to markets including; oil and gas drilling and production, agriculture, manufacturing, food processing, municipalities and public utilities.  We are also continuing to extend the Sionix technologies, add to the Company’s intellectual property and develop alliances and working relationships with independent laboratories, equipment manufacturers, technology providers and potential customers and partner in our markets of interest.

Recent Developments

The Company designed and manufactured a DAF system for a leading maple syrup producer in New York State.  The unit was leased to Madava Sugar Maple LLC and was operated between January and March 2013.  Sionix provided on-site training, installation, technical and research support during the sap-to-syrup production season.  The unit performed successfully, improving operating economics and product quality.  Sionix is engaged in discussions with the customer regarding upgrades to and sale of the unit, as well as announcing the results of the successful operation.  We anticipate that published results of this successful DAF performance will lead to further opportunities in this market.

The Company completed an initial demonstration of its proprietary water treatment technology in the Williston Basin of North Dakota in January 2013.  The processing facility located in Dickinson, North Dakota, successfully treated production and flow back water from drilling and fracking operations in the Bakken Shale.  The first round of testing was done with the participation of Clear Water Services, an independent, experienced and innovative water treating company and laboratory analysis was performed by two independent third party testing laboratories in North Dakota and California.  Test results show significant reduction in turbidity and total suspended solids as well as reductions in metals, hydrocarbons and bicarbonate.

In April 2013, Sionix began a second round of field testing after modifying equipment and its testing protocol based on information and analysis gleaned from earlier test results.  The treatment process consisted of initial residence time, pH control and chemical pre-treatment, clarification, filtration and the patented Sionix DAF system.  The objective of the test was to demonstrate the ability to treat commercial volumes of production and flow back water and generate treated brine that could be recycled for use in fracking.  Preliminary data from the second round of testing indicate the successful treatment of production and flow back waters that were destined for disposal wells.  Our process yielded clear, treated brine with a density of more than 9.6 pounds per gallon at a near neutral pH.

The Company plans to complete the analysis of test results and aggressively market the Sionix frack water recycling technology in the Bakken and other shale areas as a cost-effective way to treat flow back and production water and return it to the driller for reuse in fracking.

Results of Operations

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

Revenues for the three months ended March 31, 2013 and 2012 were $27,500 and $0, respectively.

The Company’s total operating expenses were $1,660,455 during the three months ended March 31, 2013, an increase of $834,883 or 101%, as compared to $825,572 for the three months ended March 31, 2012.  General and administrative expenses were $790,506 during the three months ended March 31, 2013, an increase of $203,339 or 35%, as compared to $587,167 for the three months ended March 31, 2012.  The net increase in general and administrative expenses was the result of severance costs incurred. Sales and marketing expenses were $6,096 for the three months ended March 31, 2013, a decrease of $56,786 or 90%, as compared to $62,881 for the three months ended March 31, 2012. The decrease in sales and marketing expense was related to a reduction of personnel and vendors for sales support and the related payroll taxes and benefits, as well as decreased travel and related expenses. Research and development expenses were $856,544 during the three months ended March 31, 2013, an increase of $684,963 or 399%, as compared to $171,581 for the three months ended March 31, 2012.  This increase is directly attributable to the write off and the write down of inventory due to obsolescence, lack of the ability to realize the carrying value of the inventory and the change in the product mix required by the change in business focus and the costs associated with ongoing tests in the Williston Basin.

The Company also incurred interest costs related to various notes in the amount of $204,480 during the three months ended March 31, 2013, a decrease of $39,251 or 16% as compared to $243,731 for the six months ended March 31, 2012. Normal operations were limited by the lack of available cash.  The Company also incurred a loss on the change in the fair value of the derivative liability of $4,185,376 during the three months ended March 31, 2013, an increase of $4,183,678 as compared to a loss of $1,698 for the three months ended March 31, 2012.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

Revenues for the six months ended March 31, 2012 and 2011 were $27,500 and $0, respectively.

The Company’s total operating expenses were $2,501,948 during the six months ended March 31, 2013, an increase of $658,531 or 36%, as compared to $1,843,416 for the six months ended March 31, 2012.  General and administrative expenses were $1,293,370 during the six months ended March 31, 2013, a decrease of $79,418 or 6%, as compared to $1,372,788 for the six months ended March 31, 2012.  Sales and marketing expenses were $53,812 for the six months ended March 31, 2013, a decrease of $94,495 or 64%, as compared to $148,307 for the six months ended March 31, 2012.  The decrease in sales and marketing expense was related to a loss of personnel and vendors for sales support, as well as decreased travel and related expenses. Research and development expenses were $1,137,389 during the six months ended March 31, 2013, an increase of $822,515 or 261%, as compared to $314,873 for the six months ended March 31, 2012. This increase is directly attributable to the write off and the write down of inventory due to obsolescence, lack of the ability to realize the carrying value of the inventory and the change in the product mix required by the change in business focus and the costs associated with ongoing tests in the Williston Basin.

The Company also incurred interest costs related to various notes in the amount of $500,890 during the six months ended March 31, 2013, an increase of $38,625 or 8%, as compared to $462,625 for the six months ended March 31, 2012. Normal operations were limited by the lack of available cash. The Company also incurred a loss on the change in the fair value of the derivative liability of $4,107,185 during the six months ended March 31, 2013, an increase of $4,105,812 as compared to a loss of $1,373 for the six months ended March 31, 2012.

Liquidity and Capital Resources

The Company had cash of $27,235 and $1,348,069 at March 31, 2013 and September 30, 2012, respectively.  Historically the Company’s source of cash for operations has been the sale of its equity and debt securities. During the period ended March 31, 2013 the Company obtained $275,000 from the sale of notes. If it does not receive additional orders or if these orders do not satisfy its capital needs, the Company expects to sell its securities or obtain loans to meet its capital requirements.  The Company has no additional orders for the sale of water treatment systems or for the deployment of its DAF system, except as noted above.  There can be no assurance that sales of the Company’s securities, additional contracts for the sale of water treatment services, or of its water treatment systems, if such sales occur, will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.  As of March 31, 2013, approximately $3,407,711 in principal and interest of certain promissory notes issued by the Company were due or will be coming due on or before September 30, 2014, which is the latest maturity date of its existing notes.  The Company can continue normal operations for approximately one month unless additional financing is obtained.

Operating Activities

During the six months ended March 31, 2013, the Company used $1,451,802 of cash in operating activities, primarily to fund its net loss. Non-cash adjustments included $215,078 for common stock and notes issued for services, $4,107,185 for a loss on the change in derivative liability and $412,405 for the amortization of debt discounts. Cash provided by operating activities included $418,653 in accrued expenses. Cash used in operating activities included $52,506 in other current assets.

Investing Activities

During the six months ended March 31, 2013, the Company received net proceeds from the sale of property and equipment totaling $5,748, as compared to acquisitions of $41,192 during the six months ended March 31, 2012.

Financing Activities

Financing activities by the Company provided net cash of $95,546 and $2,342,700 during the six months ended March 31, 2013 and March 31, 2012, respectively.

As of March 31, 2012, the Company had an accumulated deficit of $44,476,875. Management anticipates that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2013, the Company has incurred cumulative losses of $44,476,875 including a net loss for the three months ended March 31, 2013 of $5,858,967. As the Company has no cash flow from operations, its ability to maintain normal operations is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements that may significantly reduce the amount of cash it will have for operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

Part II, Item 1.  Legal Proceedings.

On April 2, 2013, Dean Delis brought suit against the Company, several current and former directors and executives, and Ascendiant Securities, LLC in the U.S. District Court for the Northern District of California.  The suit alleges various causes of action, including violations of federal and state securities laws, in connection with Mr. Delis’s 2012 purchase of a convertible debenture issued by the Company.  The Company denies the allegations and believes the suit lacks merit.  On April 29, 2013, the Company moved to dismiss the complaint.  The Company’s motion to dismiss is currently pending.  The Company does not believe the ultimate resolution of this matter will have a material adverse effect on its financial position.

On October 24, 2012 our former Chairman and Chief Executive Officer, James. R. Currier filed in the Superior Court of the State of Arizona in and for the County of Maricopa a legal action against us entitled “James R. Currier v. Sionix Corporation, a Nevada corporation." Mr. Currier's complaint contained claims alleging Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Wage Claim, Negligent Misrepresentation and Fraud. The allegations in the complaint related to his resignation from his position as Chief Executive Officer, and from the board as its Chairman and as a member.  The parties have resolved Mr. Currier's claims.

Part II, Item 1A.  Risk Factors.

We incorporate herein by reference the information included in Item 1A. of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2012.

Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2012, we:

●
Issued 34,224,930 shares of common stock for conversion of debt in the amount of $453,024 (including interest). We relied on Section 3(a)(9) of the Securities Act as providing an exemption from registering the issuance of these shares of common stock inasmuch as the conversion was made with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

Part II, Item 3. Defaults Upon Senior Securities

None.

Part II, Item 4.  Mine Safety Disclosure.

Not required.

Part II, Item 5.  Other Information.

(a) None.

(b) There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Part II, Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)

3.1.1	Amendment to Articles of Incorporation (2)

3.2	Bylaws (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

* Filed herewith.

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2003 as file number 002-95626-D.

(2)	Incorporated by reference from Annex 1 to our definitive proxy statement filed with the Securities and Exchange Commission on February 7, 2010 as file number 002-95626-D.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2013

SIONIX CORPORATION

/s/ Henry W. Sullivan
Henry W. Sullivan
Chief Executive Officer (Principal Executive Officer)

/s/ Joseph W. Autem
Joseph W. Autem
Chief Financial Officer, Secretary/Treasurer, and Principal Financial and Accounting Officer