Form 10-Q
period 2013-06-30
SIONIX CORP
filed 2013-08-27
CIK 764667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐   Yes   ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 30, 2013 the number of shares of the registrant’s classes of common stock outstanding was 473,834,579.

Part I, Item 1.  Financial Information.

Sionix Corporation
Condensed Consolidated Balance Sheets

	As of June 30, 2013	As of September 30, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$100,962	$1,348,069
Other receivable		27,854
Inventory	790,000	1,311,349
Other current assets	103,550	91,529
Total current assets	994,512	2,778,801
Non-current assets:
Property and equipment, net	49,994	128,119

Total assets	$1,044,506	$2,906,920

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$342,896	$155,547
Accrued Expenses	1,310,972	907,728
Notes payable - related parties	45,000	25,000
Convertible notes, net of debt discount	1,184,136	1,444,737
Secured promissory notes		225,681
Deferred Revenue		10,000
Derivative liability	668,226	396,129
Unregistered shares shortfall	1,913,279	2,180,220
Shares to be issued	1,125,000	165,880
Total current liabilities	6,589,509	5,510,921

Long-Term Debt, net of discount	1,039,207

Total Liabilities	7,628,715	5,510,921

Stockholders' Deficit
Stockholders' Deficit Attributable to Sionix Corporation:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2013 and September 30, 2012
Common stock, $0.001 par value (600,000,000 shares authorized; 473,834,579 shares issued and outstanding at June 30, 2013; 387,968,434 shares issued and outstanding at September 30, 2012)	473,835	387,968
Additional paid-in capital	34,889,826	33,078,094
Accumulated deficit	(41,947,870)	(37,317,951)
Total stockholders' deficit attributable to Sionix Corporation	(6,584,209)	(3,851,889)
Deficit attributable to noncontrolling interest		1,247,888
Total stockholders' deficit	(6,584,209)	(2,604,001)
Total liabilities and stockholders' deficit	$1,044,506	$2,906,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sionix Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Net Revenue	$22,500		$50,000
Cost of revenues			4,558
Gross profit	22,500		45,442

Operating expenses
General and administrative	208,457	796,135	1,407,277	2,168,923
Sales and marketing	5,112	62,020	58,924	210,327
Research and development	198,626	285,056	1,336,015	599,929
Depreciation	6,472	8,607	23,848	16,055
Total operating expenses	418,667	1,151,818	2,826,065	2,995,234

Loss from operations	(396,167)	(1,151,818)	(2,780,622)	(2,995,234)

Other income (expense)
Interest expense and financing costs	(489,671)	(251,831)	(1,198,216)	(714,456)
Gain (loss) on change in fair value of derivative liability	(241,520)	36,911	(272,097)	35,538
Other income (expense)		6,908		6,908
Change in fair value of unregistered shares shortfall	1,783,000		266,941
Loss on asset disposition	(4,326)		(8,854)
Loss on Legal settlements	(15,000)		(15,000)
Loss on settlement of debt	(342,219)	(351,608)	(527,521)	(548,501)
Total other income (expense)	690,264	(559,620)	(1,849,291)	(1,220,511)

Income (loss) before income taxes	294,097	(1,711,438)	(4,629,919)	(4,215,745)
Income taxes
Net Income (loss)	294,097	(1,711,438)	(4,629,919)	(4,215,745)
Less: Net income attributable to the noncontrolling interest		122,566		125,153
Net Income (loss) attributable to Sionix Corporation	$294,097	$(1,588,872)	$(4,629,919)	$(4,090,592)

Amounts attributable to Sionix Corporation:
Basic income (loss) per share	$0.00	$(0.01)	$(0.01)	$(0.01)
Diluted income (loss) per share	$0.00	$(0.01)	$(0.01)	$(0.01)

Basic weighted average number of shares of common stock outstanding	440,415,881	339,671,367	419,966,351	322,945,023
Diluted weighted average number of shares of common stock outstanding	499,475,366	339,671,367	419,966,351	322,945,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sionix Corporation
Consolidated Statements of Stockholders' Deficit
For the Nine Months Ended June 30, 2013
(unaudited)

	Common Stock		Additional		Non-	Total
	Number		Paid-in	Accumulated	Controlling	Stockholders'
	of Shares	Amount	Capital	Deficit	Interest	Deficit

Balances at September 30, 2012	387,968,434	$387,968	$33,078,094	$(37,317,951)	$1,247,888	$(2,604,001)
WBI Settlement - cash					(569,647)	(569,647)
WBI Settlement - notes payable					(450,000)	(450,000)
WBI Settlement - loss			228,241		(228,241)
Conversion of notes payable into common stock	55,642,330	55,643	985,011			1,040,654
Common stock issued for services	6,680,529	6,681	195,721			202,402
Common stock issued for cash	7,800,000	7,800	187,200			195,000
123R Expense			14,671			14,671
Common stock issued for financing costs	15,743,286	15,743	158,207			173,950
Liability for contractual obligation to issue common stock			42,681			42,681
Net loss				(4,629,919)		(4,629,919)
Balances at June 30, 2013	473,834,579	$473,835	$34,889,826	$(41,947,870)	$-	$(6,584,209)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sionix Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2013		2012

Cash flows from operating activities
Net loss		$(4,629,919)		$(4,215,745)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation		23,849		16,055
Amortization of debt discounts		1,359,226		366,985
Share based payments		(53,513)		203,766
Common stock issued for services		355,175		1,220,341
(Gain) loss on change in fair value of derivative liability		272,097		(35,538)
Loss on sale of property and equipment		(21,103)
(Gain) loss on change in fair value of unregistered shares shortfall		(266,941)
(Gain) Loss on settlement of debt		(10,117)		548,501
Changes in operating assets and liabilities:
Other Receivables		27,854
Inventory		521,349		(149,627)
Other current assets		(132,230)		(322,809)
Accounts payable		99,767		(59,565)
Accrued expenses		602,737		380,399
Deferred revenue		(10,000)
Net cash used by operating activities		(1,861,769)		(2,047,237)

Cash flows from investing activities:
Proceeds from sale of property and equipment, net		81,127
Purchase of property and equipment		(5,748)		(124,434)

Net cash provided (used) by investing activities		75,379		(124,434)
Cash flows from financing activities:
Borrowings, net		944,000		975,000
Common stock issued for cash		195,000		400,200
Noncontrolling interests in subsidiary issued for cash		(569,647)		1,600,000
Note payments for cash		(30,070)
Net cash (used) provided by financing activities		539,283		2,975,200

Net increase (decrease) in cash and cash equivalents		(1,247,107)		803,529
Cash and cash equivalents, beginning of period		1,348,069		685
Cash and cash equivalents, end of period		$100,962		$804,214

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$			$599
SUPPLEMENTARY DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Debt issued for WBI		$450,000	$
Notes & accrued interest converted		$1,485,526	$
Shares to be issued		$1,125,000	$

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

In February 2012, the Company entered into a Water Treatment Agreement with McFall Incorporated, a construction and logistics firm operating in the Williston Basin. Under the agreement, we agreed to deploy one of our Mobile Water Treatment Systems to locations in the Williston Basin to decontaminate water emitted from drilling operations. The agreement had an initial term of 5 years. Following our execution of the Water Treatment Agreement, we formed Williston Basin I, LLC, a Nevada limited liability company ("WBI"), and in March 2012 we sold 4,000 membership units to 19 accredited investors, raising a total of $1,350,000. As the holder of 60% of the membership of WBI, we were entitled to 60% of its net profit and distributable assets. WBI intended use the proceeds from the offering principally for the acquisition of the assets required for the performance of the Water Treatment Agreement.

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

Related to this change of business focus, on November 26, 2012 we completed the repurchase of all outstanding membership interests in WBI. In return for their membership interests and the release of WBI from any future claims, we offered the members the option of receiving a pro-rata share of the remaining capital invested into WBI, or they could assign their rights to their remaining capital to Sionix in return for a convertible note issued by Sionix equal to 100% of their original investment. The pro-rata share calculation did not include Sionix's interest in WBI. WBI thus become a wholly owned subsidiary of the Company.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of operations, changes in stockholders deficit and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2012 filed with the U.S. Securities and Exchange Commission (the “Commission”) on December 31, 2012.

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

Consolidation

The financial statements include the accounts of the Company and its subsidiary, Williston Basin I, LLC (“WBI”), who was a 60% owned subsidiary of the Company as of September 30, 2012 and wholly owned subsidiary as of June 30, 2013. All significant intercompany accounts and balances have been eliminated in consolidation. Participation of other unit holders in the net assets and net earnings of consolidated subsidiaries is included in the captions ‘equity attributable to noncontrolling interest’ and ‘net loss attributable to the noncontrolling interest’ in the accompanying condensed consolidated balance sheet and condensed consolidated statement of operations, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (FASB) guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying condensed consolidated balance sheets.

Computation of Earnings (Loss) Per Share

A basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period. A diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes. The dilutive effect of the convertible notes and warrants is calculated under the if-converted method. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services.  Warrants and convertible notes with exercise prices that exceed the average market price of the Company’s common stock during the periods will be excluded because the inclusion of these securities would be anti-dilutive to the diluted earnings per share.   No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported. Accordingly, we did not include 206,021,985 of potentially dilutive warrants and convertible debt instruments at June 30, 2012.

Potentially dilutive shares for the nine months ended,	June 30, 2012
Potentially dilutive convertible instruments	59,059,485

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. All non-owner changes in shareholders’ equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Also, reclassification adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 was effective for the Company for the quarter ended December 31, 2012. The adoption of this guidance had no impact on the Company’s financial condition and results of operations.

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

Note 3 – Correction of Errors

During quarter ended June 30, 2013, management of the Company identified and corrected certain errors in recording of debt discount, unregistered shares shortfall and additional paid-in capital in its previously filed financial statements for the year ended September 30, 2012 and in recording debt discount, derivative liability, unregistered shares shortfall, interest expense, and gain (loss) on change in fair value of derivative liability in its previous financial statements for the quarters ended December 31, 2012 and March 31, 2013. Specifically, debt discount should have been recorded when detachable warrants issued with convertible notes and accreted into interest expense over the term of the note. Additionally, the total potential shares upon exercise of warrants outstanding exceeded the total common stock authorized and unissued during the year ended September 30, 2012, hence the Company would need to reclassify the fair value of these equity instruments to liability and the change of the fair value of these liability would need to be reported as earnings (loss) subsequently. Moreover, the conversion feature of certain convertible notes was incorrectly included in calculation of derivative liabilities of the derivative conversion feature. The Company assessed the impact of the corrections of the errors on previously reported numbers and concluded that such correction is material to the previous financial statements. Moreover, in reaching this conclusion, management of the Company considered both the quantitative and qualitative characteristics of the adjustment.

The following table presents the nature and extent of such corrections to the previous interim quarterly financial statements:

	As of September 30, 2012
	As Originally
Balance sheets:	Reported	Adjustment	As Restated

Convertible notes, net of debt discount	1,895,378	(450,641)	1,444,737
Derivative liability	638,178	(242,049)	396,129
Unregistered shares shortfall	-	2,180,220	2,180,220
Additional Paid In Capital	34,807,672	(1,729,578)	33,078,094
Accumulated Deficits	(37,560,000)	242,049	(37,317,951)

	As of December 31, 2012
	As Originally Reported	Adjustment	As Restated

Convertible notes, net of debt discount	1,983,358	(300,428)	1,996,957
Derivative liability	420,028	(89,801)	330,227
Unregistered shares shortfall	-	1,104,867	1,104,867
Additional Paid In Capital	35,681,588	(1,405,295)	34,276,293
Accumulated Deficits	(38,617,909)	1,014,942	(37,602,967)

	As of March 31, 2013
	As Originally Reported	Adjustment	As Restated

Convertible notes, net of debt discount	2,005,146	(150,214)	2,312,959
Derivative liability	4,478,105	(4,051,399)	426,706
Unregistered shares shortfall	-	3,696,279	3,696,279
Additional Paid In Capital	36,089,172	(3,846,493)	32,242,679
Accumulated Deficits	(44,479,875)	2,234,914	(42,244,961)

	For the year ended September 30, 2012
	As Originally
Statements of operations	Reported	Adjustment	As Restated

Gain (loss) on change in FV of derivative liability	233,186	242,049	475,235
Net income (loss)	(5,792,619)	242,049	(5,520,570)
Basic income (loss) per share	(0.02)	0.00	(0.02)

	For the three months ended December 31, 2012
	As Originally Reported	Adjustment	As Restated

Interest expense	(296,410)	(146,181)	(442,591)
Gain (loss) on change in FV of derivative liability	78,191	(12,289)	65,902
Change in FV of unregistered shares shortfall	-	1,075,353	1,075,353
Gain (loss) on settlement of debts	4,031	(143,992)	(139,961)
Net income (loss)	(1,057,909)	772,893	(285,016)
Basic income (loss) per share	(0.00)	(0.00)	(0.00)

	For the six months ended March 31, 2013			For the three months ended March 31, 2013
	As Originally			As Originally
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

Interest expense	(500,890)	(300,428)	(708,540)	(204,480)	(61,469)	(265,949)
Gain (loss) on change in FV of derivative liability	(4,107,185)	4,076,608	(30,577)	(4,185,376)	4,088,897	(96,479)
Change in FV of unregistered shares shortfall	-	(1,516,058)	(1,516,058)	-	(2,591,411)	(2,591,411)
Gain (loss) on settlement of debts	(174,734)	(10,568)	(185,302)	170,703	(216,045)	(45,342)
Net income (loss)	(6,916,876)	1,992,864	(4,924,012)	(5,858,967)	1,219,972	(4,638,995)
Basic income (loss) per share	(0.02)	0.01	(0.001)	(0.01)	0.01	0.00

Note 4 – Property and Equipment

Property and equipment consisted of the following at:

	June 30, 2013	September 30, 2012

Machinery and equipment	$90,780	$166,159
Less accumulated depreciation	(40,786)	(38,040)
Property and equipment, net	$49,994	$128,119

Depreciation expense for the three months ended June 30, 2013 and 2012 was $6,472 and $8,607, respectively. For the nine months ended June 30, 2013 and 2012, depreciation expense was $23,848 and $16,055, respectively.

Note 5 – Accrued Expenses

Accrued expenses consisted of the following at:

	June 30, 2013	September 30, 2012

Accrued salaries	$710,768	$306,055
Interest payable	524,121	364,567
Other accrued expenses	76,083	237,106

Total accrued expenses	$1,310,972	$907,728

During the nine months ended June 30, 2013, $15,693 of accrued interest was included in the conversion of notes payable into common stock described in Note 6.

Note 6 – Notes Payable – Related Parties

The Company has received advances in the form of unsecured promissory notes from stockholders. The original date of these advances was November 2009, March 2011, October 2011 and March 2013. These notes bear interest at rates up to 10% and are due on demand. As of June 30, 2013 and September 30, 2012, such notes payable amounted to $45,000 and $25,000, respectively. Accrued interest on the notes amounted to $22,218 and $17,717 at June 30, 2013 and September 30, 2012, respectively, and is included in accrued expenses. Interest expense on these notes for the three months ended June 30, 2013 and 2012 amounted to $1,138 and $632, respectively and for the nine months ended June 30, 2013 and 2012 amounted to $2,501 and $2,194, respectively. No demand for payment has been made as of June 30, 2013.

Note 7 – Convertible Notes

At June 30, 2013 and September 30, 2012, convertible notes payable amounted to $1,184,136 and $1,319,737, respectively, net of discounts of $124,226 and $383,659 respectively. The notes bear interest at 6% - 12% per annum, and are convertible into common stock of the Company at $0.02 - $0.15 per share (as well as variable conversion rates as described below). The notes are due at various dates through March 2014 and are unsecured.

Unsecured Convertible Notes:

Through June 30, 2013, the Company issued $700,000 of convertible debentures (of which $0 is outstanding at June 30, 2013) that are convertible into common stock of the Company at variable conversion rates that provide a fixed rate of return to the note-holder. Under the terms of the notes, however, the Company could be required to issue additional shares of common stock in the event of default. The Company applied the provisions of ASC Topic 815, “Derivatives and Hedging” and determined that the conversion option should be bifurcated from the notes and valued separately. This conversion option has been recorded as a derivative liability, is being amortized over the terms of the related notes, and is carried at fair value in the accompanying condensed consolidated balance sheet.

During the nine months ended June 30, 2013, holders of convertible debentures elected to convert $170,000 of their debt plus accrued interest into 19,544,356 shares of common stock.

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

On September 21, 2012 Sionix issued a 6% Convertible Redeemable Note in the principal amount $100,000. The note matures on September 21, 2013. The Company has an optional right of redemption prior to maturity upon a five-day notice and payment of a 50% premium on the unpaid principal amount of the loan. The Company paid fees of $6,000 in connection with the funding of this loan. In addition, the Company received a commitment in the form of a promissory note pursuant to which it will provide the Company with funding of an additional $300,000, $100,000 of which will become available on each of July 1, 2013, August 15, 2013 and October 1, 2013. The conversion price for each share of common stock will be equal to 70% of the lowest closing bid price of the common stock for a period of five trading days, but no lower than $0.001 per share.

As of June 30, 2013 there was $83,268 outstanding on these Notes.

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

The Company gave notice of early redemption to the Holders on June 24, 2013. The Notes were redeemed for a premium of 25%, in accordance with the provisions of the Notes. As of June 30, 2013, the stock certificates have not been issued. Hence, these amounts are reflected as common stock to be issued in the accompanying balance sheet. Subsequent to June 30, 2013, these stock certificates were issued.

January Convertible Notes:

On January 25, 2013 the Company entered into securities purchase agreements (the “January SPAs”) with accredited investors (the “January Holders”) for the purchase and sale of $140,000 of convertible notes (the “January 2013 Notes”) convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price equal to 80% of the average of the three (3) lowest closing prices for the Common Stock during the ten (10) consecutive trading days immediately preceding the conversion request, however the conversion price may not exceed $0.04 and may not be lower than $0.02 per share. The January 2013 Notes bear interest at the rate of 10% per annum and mature on September 30, 2014. The January 2013 Notes are convertible at any time at the option of the January Holders (subject to an increase in the Company’s authorized Common Stock, or a reverse split of its existing outstanding Common Stock with no change to its authorized Common Stock). The Company may redeem the January 2013 Notes at any time prior to maturity with twenty (20) days’ prior notice to the January Holders and payment of a premium of 20% on the unpaid principal amount.

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

Additional 10% Convertible Promissory Note:

On April 11, 2013 and June 27, 2013 the Company received additional funding of $100,000 in principal amount of 10% Convertible Promissory Notes which have not yet been converted into shares of our common stock. The notes are convertible at any time at the option of the holders into shares of our common stock at a conversion price based on 80% of the average of the three lowest closing prices for the common stock during the ten consecutive trading days immediately preceding the conversion request, however the conversion price may not exceed $0.04, and may not be lower than $0.02 per share. Based on the outstanding principal amount of these notes and assuming that interest accrued through December 31, 2014, the due date, the notes would be convertible into approximately 15,000,000 shares of our common stock at a conversion price of $0.02 a share. The CPN also provides for up to an additional $150,000 to be provided to the Company at the lender’s sole discretion.

Note 8 – 12% Secured Promissory Note

On November 8, 2011 Sionix issued a 12% Secured Promissory Note in the principal amount of $300,000 maturing on July 31, 2012. The Company had an optional right of redemption prior to maturity. Sionix was to redeem the note on the maturity date at a redemption premium of 7.5%. Sionix granted to the investor a continuing, first priority security interest in certain property of Sionix to secure the prompt payment, performance, and discharge in full of all of the Company’s obligations under the Secured Promissory Note, Securities Purchase Agreement, and Pledge Agreement.

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

The Company issued shares to pay the outstanding balance. After conversions, the amount outstanding as of June 30, 2013 amounted to $0.

Note 9 – Long Term Debt

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

In January and March of 2013, the Company issued additional convertible notes in the amount of $200,000.

The convertible notes issued mature on September 30, 2014, bear an annual interest rate of 10% payable in cash or in kind at our election, and are convertible at the election of the holder into common shares of Sionix at a rate of $0.04.

As part of this offering, the Company paid a placement agent a fee of $45,000 for services rendered in connection with this transaction.

10% Convertible Promissory Note

On April 19, 2013, pursuant to the terms and conditions of that certain securities purchase agreement, the Company issued: i) a convertible promissory note (the “LT Note”) in the principal amount of $155,000 (the “Principal Amount”), including a 10% original issue discount, maturing on August 19, 2014 (the “Maturity Date”) and ii) a five (5) year warrant (the “Warrant”) to purchase that number of shares of the Company’s Common Stock equal to $62,000, convertible at a conversion price as set forth in the LT Note and exercisable at $0.06 per share, as adjusted pursuant to the terms and conditions of the Warrant. The Company paid fees of $5,000 incurred by the lender in connection with the funding of this loan. The Company has the optional right to prepay any portion of the Principal Amount upon providing five (5) days’ notice of such prepayment, provided that the Company must pay the lender 135% of the amount of the Principal Amount it elects to prepay. Interest on the LT Note shall accrue at 8% per annum, provided that upon an Event of Default (as defined in the LT Note) the interest rate shall increase to 18%.

The conversion price for each share of Common Stock issuable pursuant to the LT Note and the Warrant will be $0.03 (the “Conversion Price”), subject to adjustments as set forth in the LT Note and the Warrant; provided, however, that, beginning on a date that is 180 days after the date of issuance of the LT Note, the Company shall pay, on a monthly basis, the greater of (i) $15,500, plus the sum of any accrued and unpaid interest as of the applicable installment date and accrued, and unpaid late charges, if any, under the LT Note as of the applicable installment date, and any other amounts accruing or owing to the lender and (ii) the then outstanding balance of the LT Note divided by the number of installment dates remaining prior to the Maturity Date (each, an “Installment Amount’). Notwithstanding any other provision of the LT Note, if any Installment Amount is greater than the then outstanding balance of the LT Note, such Installment Amount shall be reduced to equal such then outstanding balance. The applicable Installment Amount may be paid in cash or in shares of the Company’s Common Stock (a “Company Conversion”). In the event of a Company Conversion the number of shares of Common Stock due to the lender will be based on a conversion price that is equal to the lower of i) the Conversion Price and ii) 70% of the three (3) lowest closing volume-weighted average prices (“VWAPs”) of the Company’s Common Stock for a period of twenty (20) trading days, provided, however, that if the arithmetic average of the three (3) lowest VWAPs of the shares of Common Stock during any twenty (20) consecutive trading day period is less than $0.01, then the conversion described above will be based on 65% of the VWAPs.

Note 10 – Derivative Financial Instruments

The components of embedded derivative liability as reflected in the condensed consolidated balance sheets as of June 30, 2013 and September 30, 2012 are as follows:

	June 30, 2013		September 30, 2012
	Indexed to Shares	Fair Value	Indexed to shares	Fair Value

Derivative liability	35,715,905	$668,226	4,534,632	$396,129

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the nine months ended June 30, 2013 and 2012:

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012

Derivative liability	$272,097	$35,538

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the three months ended June 30, 2013 and 2012:

	Three Months	Three Months
	Ended June 30,	Ended June
	2013	30, 2012

Derivative liability	$241,520	$36,911

Note 11 – Fair Value Consideration

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

Level 1 valuations: Quoted prices in active markets for identical assets and liabilities.
Level 2 valuations: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable. Level 3 valuations: Significant inputs to valuation model are unobservable.

We follow the provisions of ASC 820, Fair Value Measurements and Disclosures, with respect to our financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis under of ASC 815 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents information about the Company’s liabilities measured at fair value as of June 30, 2013 and September 30, 2012:

June 30, 2013	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability - BCF	$	$	$668,226	$668,226
Unregistered shares shortfall - Warrants			$1,913,279	$1,913,279
	$	$	$2,581,505	$2,581,505

September 30, 2012	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability - BCF	$	$	$396,129	$396,129
Unregistered shares shortfall - Warrants			$2,180,220	$2,180,220
	$	$	$2,576,349	$2,576,349

Both the derivative liability and unregistered shares shortfall were valued using a black scholes valuation model. The black scholes valuation technique was utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Because derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Significant assumptions in valuing the beneficial conversion feature (“BCF”) and unregistered shares shortfalls - warrants were as follows as of June 30, 2013:

	BCF	Warrants
Exercise price	0.012	0.11
Risk free rate of return	0.150%	0.72%
Volatility	335%	171%
Dividend yield	0	0%
Expected term	1	5

Significant assumptions in valuing the beneficial conversion feature (“BCF”) and unregistered shares shortfalls - warrants were as follows as of September 30, 2012:

	ECF	Warrants
Exercise price	0.040	0.14
Risk free rate of return	0.210%	0.72%
Volatility	179%	171%
Dividend yield	0	0%
Expected term	1	5

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Balance as of September 30, 2012:	$2,576,349
Gain (loss) on derivative liabilities	(5,156)
Balance as of June 30, 2013:	$2,581,505

Note 12 – Income Taxes

For the nine months ended June 30, 2013 and 2012, the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets as of June 30, 2013 and September 30, 2012, contain no provision for income taxes and no liability for income taxes as the Company has accumulated net operating loss carry forwards in excess of any income generated by the Company.

Note 13 – Stockholders’ Equity

Common Stock

The Company has 600,000,000 authorized shares of common stock, par value $0.001 per share. As of June 30, 2013, the Company had 473,834,579 shares issued and outstanding. As of September 30, 2012, the Company had 387,968,434 shares of common stock issued and outstanding.

During the nine months ended June 30, 2013, the Company issued 6,680,529 shares of common stock for services to officers, directors and consultants (valued at $202,402) based on closing market prices. The Company also issued 55,642,330 shares of common stock for conversion of debt in the amount of $1,040,649 (including interest), 7,800,000 shares of common stock for cash and issued 15,743,286 shares of common stock for financing costs.

Warrants

Employee Warrants

A summary of the Company’s activity for employee warrants:

			Aggregate	Weighted Average
	Number of	Weighted Average	Intrinsic	Remaining
	Warrants	Exercise Price	Value	Contractual Life
Outstanding at October 1, 2012	43,716,316	$0.12	$-	3.01
Granted	500,000	0.15	-	4.75
Expired	(3,933,526)	0.21	-	-
Forfeited	(500,000)	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2013	39,782,790	0.11	-	1.73
Exercisable at June 30, 2013	39,782,790	$0.11	$-	1.73

Outstanding and exercisable as of June 30, 2013:

Exercise Price	Warrants Outstanding	Contractual Life	Weighted Average Remaining Options Exercisable	Weighted Average Remaining Contractual Life
$0.06	7,415,000	2.19	7,415,000	2.19
$0.07	2,000,000	2.50	2,000,000	2.50
$0.09	2,000,000	2.50	2,000,000	2.50
$0.10	8,416,850	1.27	8,416,850	1.27
$0.12	8,450,940	0.78	8,450,940	0.78
$0.14	500,000	2.92	500,000	2.92
$0.15	11,000,000	2.19	11,000,000	2.19
	39,782,790	1.73	39,782,790	1.73

During the nine months ended June 30, 2013, the Company granted a total of 500,000 options and warrants to certain officers and employees. The options and warrants vested immediately upon grant and have a term of five years. The weighted average grant-date fair value of these options and warrants was $14,671.

Stock Warrants

A summary of the Company’s warrant activity with non-employees:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at October 1, 2012	$114,460,085	0.12
Granted	3,725,000	0.02
Expired	(6,045,037)	0.22
Forfeited	-	-
Exercised	-	-
Outstanding as of June 30, 2013	$112,140,048	0.11

Exercisable as of June 30, 2013	$112,140,048	0.11

Warrants outstanding and exercisable as of June 30, 2013:

Exercise	Warrants	Warrants	Weighted Average Remaining Contractual	Weighted Average Exercise Price
Price	Outstanding	Exercisable	Life	Outstanding	Exercisable
$0.02	3,100,000	3,100,000	4.81	$0.02	$0.02
$0.06	11,262,500	11,262,500	2.92	$0.06	$0.06
$0.07	22,833,333	22,833,333	0.79	$0.07	$0.07
$0.08	25,425,000	25,425,000	3.87	$0.08	$0.08
$0.10	5,754,722	5,754,722	3.06	$0.10	$0.10
$0.12	6,226,000	6,226,000	0.44	$0.12	$0.12
$0.14	5,000,000	5,000,000	2.31	$0.14	$0.14
$0.15	2,107,667	2,107,667	1.58	$0.15	$0.15
$0.17	24,230,825	24,230,825	2.61	$0.17	$0.17
$0.25	3,700,000	3,700,000	0.82	$0.25	$0.25
$0.30	2,500,000	2,500,000	0.08	$0.30	$0.30
	112,140,048	112,140,048	2.37

Warrants expiring within twelve months of June 30, 2013 total 25,531,856.

Note 14 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2013, the Company has incurred cumulative losses of $41,947,870, including a net loss for the nine months ended June 30, 2013 of $4,629,919. As the Company has limited cash flow from operations, its ability to maintain normal operations is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including salaries, debt service and normal operating expenses, it plans to sell additional units of its water treatment systems, and to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

As mentioned in Notes 6, 7, 8 and 9, the Company has related party notes, convertible notes, and subordinated debentures that have matured. The Company is continuing its efforts to obtain customers for its products expand its sales efforts worldwide and expand the industries it targets for possible customers. The Company also has future plans for additional products, and revisions to its current products. In support of this the Company plans to hire additional personnel who have the industry experience and the training so that they can be immediately effective in the building of the Company. The Company has dedicated significant resources to apply its technology to the treatment of both production and flow back water from oil and gas fracking operations. Field and laboratory tests were conducted in the Bakken Shale area of North Dakota and the Company will continue to develop commercial opportunities to treat both production and flow back water for reuse in fracking as a strategic market objective. The Company is also continuing to seek additional investment capital in the form of debt or equity to continue operations, and is considering certain changes to its capital structure to become more attractive to potential investors and business partners.

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

Results of Operations

Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012

Revenues for the three months ended June 30, 2013 and 2012 were $22,500 and $0, respectively.

The Company’s total operating expenses were $418,667 during the three months ended June 30, 2013, a decrease of $733,151 or 64%, as compared to $1,151,818 for the three months ended June 30, 2012.  General and administrative expenses were $208,457 during the three months ended June 30, 2013, a decrease of $587,678 or 74%, as compared to $796,135 for the three months ended June 30, 2012.  Sales and marketing expenses were $5,112 for the three months ended June 30, 2013, a decrease of $56,908 or 92%, as compared to $62,020 for the three months ended June 30, 2012. The decrease in sales and marketing expense was related to a reduction of personnel and vendors for sales support and the related payroll taxes and benefits, as well as decreased travel and related expenses. Research and development expenses were $198,626 during the three months ended June 30, 2013, a decrease of $86,430 or 30%, as compared to $285,056 for the three months ended June 30, 2012.  This increase is directly attributable to the write off and the write down of inventory due to obsolescence, lack of the ability to realize the carrying value of the inventory and the change in the product mix required by the change in business focus and the costs associated with ongoing tests in the Williston Basin.

The Company also incurred interest costs related to various notes in the amount of $489,671 during the three months ended June 30, 2013, an increase of $237,840 or 94% as compared to $251,831 for the three months ended June 30, 2012. Normal operations were limited by the lack of available cash.  The Company incurred a loss on the change in the fair value of the derivative liability of $241,520 during the three months ended June 30, 2013, a decrease of $278,431 as compared to a gain of $36,911 for the three months ended June 30, 2012.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

Revenues for the nine months ended June 30, 2013 and 2012 were $50,000 and $0, respectively.

The Company’s total operating expenses were $2,825,988 during the nine months ended June 30, 2013, a decrease of $169,246 or 6%, as compared to $2,995,234 for the nine months ended June 30, 2012.  General and administrative expenses were $1,407,201 during the nine months ended June 30, 2013, a decrease of $761,722 or 35%, as compared to $2,168,923 for the nine months ended June 30, 2012.  Sales and marketing expenses were $58,924 for the nine months ended June 30, 2013, a decrease of $151,403 or 72%, as compared to $210,327 for the nine months ended June 30, 2012.  The decrease in sales and marketing expense was related to a loss of personnel and vendors for sales support, as well as decreased travel and related expenses. Research and development expenses were $1,336,015 during the nine months ended June 30, 2013, an increase of $736,086 or 123%, as compared to $599,929 for the nine months ended June 30, 2012. This increase is directly attributable to the write off and the write down of inventory due to obsolescence, lack of the ability to realize the carrying value of the inventory and the change in the product mix required by the change in business focus and the costs associated with ongoing tests in the Williston Basin.

The Company also incurred interest costs related to various notes in the amount of $1,198,216 during the nine months ended June 30, 2013, an increase of $483,760 or 68%, as compared to $714,456 for the nine months ended June 30, 2012. Normal operations were limited by the lack of available cash. The Company also incurred a loss on the change in the fair value of the derivative liability of $272,097 during the nine months ended June 30, 2013, a decrease of $307,635 as compared to a gain of $35,538 for the nine months ended June 30, 2012.

Liquidity and Capital Resources

The Company had cash of $100,962 and $1,348,069 at June 30, 2013 and September 30, 2012, respectively.  Historically the Company’s source of cash for operations has been the sale of its equity and debt securities. During the period ended June 30, 2013 the Company obtained $255,000 from the sale of notes. If it does not receive additional orders or if these orders do not satisfy its capital needs, the Company expects to sell its securities or obtain loans to meet its capital requirements.  The Company has no additional orders for the sale of water treatment systems or for the deployment of its DAF system, except as noted above.  There can be no assurance that sales of the Company’s securities, additional contracts for the sale of water treatment services, or of its water treatment systems, if such sales occur, will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.  As of June 30, 2013, approximately $2,897,326 in principal and interest of certain promissory notes issued by the Company were due or will be coming due on or before September 30, 2014, which is the latest maturity date of its existing notes.  The Company anticipates that it can continue normal operations for approximately one month unless additional financing is obtained.

Operating Activities

During the nine months ended June 30, 2013, the Company used $1,861,769 of cash in operating activities, primarily to fund its net loss. Non-cash adjustments included $287,401 for common stock issued for services, $5,156 for a loss on the change in fair value of derivative liability and unregistered shares shortfall and $1,359,226 for the amortization of debt discounts. Cash provided by operating activities included $403,247 in accrued expenses. Cash used in operating activities included $132,230 in other current assets.

Investing Activities

During the nine months ended June 30, 2013, the Company received net proceeds from the sale of property and equipment totaling $81,127, as compared to acquisitions of $5,748 and $124,434 during the nine months ended June 30, 2013 and June 30, 2012 respectively.

Financing Activities

Financing activities by the Company provided net cash of $539,283 and $2,975,000 during the nine months ended June 30, 2013 and June 30, 2012, respectively.

As of June 30, 2013, the Company had an accumulated deficit of $41,947,870. Management anticipates that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2013, the Company has incurred cumulative losses of $41,947,870 including a net income for the three months ended June 30, 2013 of $294,097. As the Company has no cash flow from operations, its ability to maintain normal operations is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt that the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements that may significantly reduce the amount of cash it will have for operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, our disclosure controls and procedures were effective. As previously reported in a Form 8-K filing dated August 12, 2013, the Company disclosed that a material weakness in internal controls over financial reporting existed as of March 31, 2013.  The Company has implemented certain changes in its internal controls and believes that this weakness will be fully remediated. The Company will amend any disclosures pertaining to its evaluation of such controls and procedures as appropriate in connection with filing an amendment to the 2013 Annual Report.

(b) Changes in internal control over financial reporting

During the three months ended June 30, 2013, the Company has not made any changes to internal control over financial reporting that have materially affected, or are reasonably likely to affect, its internal control over financial reporting.

Part II, Item 1.  Legal Proceedings.

On April 2, 2013, Dean Delis brought suit against the Company, several current and former directors and executives, and Ascendiant Securities, LLC in the U.S. District Court for the Northern District of California.  The suit alleges various causes of action, including violations of federal and state securities laws, in connection with Mr. Delis’s 2012 purchase of a $100,000 convertible debenture issued by the Company.  The Company denies the allegations and believes the suit lacks merit.  On April 29, 2013, the Company moved to dismiss the complaint.  The Company’s motion to dismiss is currently pending.  The Company does not believe the ultimate resolution of this matter will have a material adverse effect on its financial position.

On May 28, 2013, Dorothy Francis Sanford as Trustee of the Dorothy Francis Sanford Trust and Budd Sanford brought suit against the Company, several current and former directors and executives, and Ascendiant Securities, LLC in the Superior Court of the state of California, in Orange County.  The suit alleges various causes of action, including violations of federal and state securities laws, in connection with Sanford’s 2012 purchase of a $100,000 convertible debenture issued by the Company.  The Company denies the allegations and believes the suit lacks merit.  The Company does not believe the ultimate resolution of this matter will have a material adverse effect on its financial position.

Part II, Item 1A.  Risk Factors.

We incorporate herein by reference the information included in Item 1A. of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2012.

Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2013, we:

●	Issued 15,421,969 shares of common stock for conversion of debt in the amount of $327,812 (including interest).
●
Issued 7,800,000 shares of common stock for cash in the amount of $195,000.

The Company used, or will use, the net proceeds for general working capital purposes.

We relied on Section 3(a)(9) of the Securities Act as providing an exemption from registering the issuance of these shares of common stock inasmuch as the conversion was made with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

The issuance of shares of common stock for cash were exempt from registration under section 4(2) of the Securities Act of 1933 because they were issued in a privately negotiated transaction with persons with whom we had prior material business relations and were restricted from resale or other applicable exemptions from registration.

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

Date: August 27, 2013

SIONIX CORPORATION

/s/ Henry W. Sullivan
Henry W. Sullivan
Chief Executive Officer (Principal Executive Officer)

/s/ Joseph W. Autem
Joseph W. Autem
Chief Financial Officer, Secretary/Treasurer, and Principal Financial and Accounting Officer